Form 10-Q
period 1996-03-31
EXCEL TECHNOLOGY INC
filed 1996-05-14
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                           EXCEL TECHNOLOGY, INC.


           (Exact name of Registrant as specified in its Charter)


For the quarter ended March 31, 1996       Commission File Number 0-19306

          Delaware                                    11-2780242
(State or other jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)

       45 Adams Ave.                               (516) 273-6900
    Hauppauge, NY 11788                          Registrant's Telephone
   (Address of Principal                                 Number)
     Executive Offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]  No [ ]

The number of shares of the Registrant's common stock outstanding as of May 7, 1996 as: 8,529,897.

The number of shares of the Registrant's Series 1 convertible preferred stock outstanding as of May 7, 1996 was: 345,292.

The number of the Registrant's Class B warrants outstanding as of May 7, 1996 was: 1,254,058.

                                  CONTENTS

                      PART I.   FINANCIAL INFORMATION
                      ...............................


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:                         Page

              Balance Sheets as of  March 31, 1996 and
                December 31, 1995                                      3

              Statements of Earnings and Accumulated Deficit
                for the Three Months Ended March  31, 1996 and 1995    4

              Statements of Cash Flows for the Three Months Ended
                March 31, 1996 and 1995                                5

              Notes to Financial Statements                            6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                      8


                          PART II.  OTHER INFORMATION
                          ...........................


ITEM 1.    LEGAL PROCEEDINGS                                          10

                None.

ITEM 2.    CHANGES IN SECURITIES                                      10

                None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                            10

                None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS        10

                None.

ITEM 5.    OTHER INFORMATION                                          10

                None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           12

                (a)  Exhibits - (11) Computation of net
                        earnings per share

                (b)  Reports on Form 8-K - None




PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS:

                          CONSOLIDATED BALANCE SHEETS

                                          March 31, 1996    Dec. 31, 1995
                                          ..............    .............
                                           (unaudited)        (audited)
Assets
 ......

Current assets:
Cash and cash equivalents                   $  1,591,809    $  2,326,932
  Investments                                  5,041,045       5,887,693
  Prepaid and refundable income taxes             78,717         503,741
  Accounts receivable, less allowance
    for doubtful accounts $202,000 and
    $264,000 in 1996 and 1995,
    respectively                              10,588,564       7,353,479
  Inventories                                 12,554,780      13,290,729
  Other current assets                         1,765,967       1,626,732

                Total current assets          31,620,882      30,989,306

Property, plant and equipment, net             1,668,816       1,777,917
Other assets                                     675,412         794,518
Excess of cost over fair value of
  net assets of businesses acquired, net
  of accumulated amortization of $1,103,916
  in 1996 and $971,504 in 1995.                9,313,732       9,445,873

                Total assets                $ 43,278,842    $ 43,007,614


Liabilities and Stockholders' Equity
 ....................................

Current liabilities:

  Note payable, current                     $    733,899    $  2,019,257
  Current portion of long-term debt            1,500,012       1,550,704
  Accounts payable                             3,054,132        3,052,543
  Accrued expenses and other
    current liabilities                        6,945,915       6,757,312

                Total current liabilities     12,233,958      13,379,816

Long-term debt, less current installments      7,419,621       6,699,457

Long term notes payable                                -         868,763

Stockholders' equity:
  Series 1 redeemable convertible preferred
    stock par value $.001 per share:
    (liquidation preference $5.00 per share)
    2,000,000 shares authorized, 363,000
    issued and outstanding in 1996, and
    405,000 in 1995.                                 363             405

  Common stock, par value $.001 per share:
    20,000,000 shares authorized, 8,947,976
    and 8,347,000 issued and outstanding in
    1996 and 1995, respectively.                   8,498           8,347
  Additional paid-in capital                  29,964,853      29,360,278
  Accumulated deficit                         (6,311,515)     (7,367,153)
  Foreign currency translation adjustment        (36,936)         57,701

                                              23,625,263      22,059,578

                Total liabilities and
                  shareholders' equity      $ 43,278,842    $ 43,007,614



         CONSOLIDATED STATEMENTS OF EARNINGS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                                 Three Months Ended

                                          March 31, 1996   March 31, 1995
                                          ..............   ..............

Net sales and services                     $  13,895,613    $  9,621,348

Cost of sales and services                     7,465,248       5,695,686
Gross profit                                   6,430,365       3,925,662

Operating expenses:
  Selling                                      2,328,308       1,659,738
  General and administrative                   1,100,851       1,041,522
  Research and development                     1,065,940         631,719
  Amortization of excess of cost over
    fair value of net assets of
    businesses acquired                          132,141          87,223
Earnings from operations                       1,803,125         505,460
Non operating expenses (income):
  Interest expense                               197,696          91,748
  Interest income                                 (6,845)       (147,185)
  Other expense (income), net                     11,930         (45,790)

Earnings before provision for income taxes     1,600,344         606,687

Provision for income taxes                       544,706         187,000


Net earnings                                   1,055,638         419,687


Accumulated deficit, beginning of period      (7,367,153)     (5,609,181)

Preferred stock dividends                              -               -

Accumulated deficit, end of period          $ (6,311,515)   $ (5,189,494)

Earnings per share:

Primary                                            $0.11           $0.05
Fully diluted                                      $0.11           $0.05

Weighted average common and common
  equivalent shares outstanding:

    Primary                                    9,029,371       8,250,947
    Fully diluted                              9,706,784       8,718,770



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Three Months Ended

                                          March 31, 1996   March 31, 1995
                                          ..............   ..............

Cash flows from operating activities:
  Net income                                $  1,055,638    $    419,687
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                  385,887         202,325
  Provision for bad debts                          5,901          41,900
  Changes in operating assets and
    liabilities, net of effects from
    acquisition:
  Increase in accounts receivable             (3,240,986)       (135,839)
  Decrease (increase) in inventories             735,949      (1,238,419)
  Decrease in prepaid and refundable
    taxes and other current assets               285,789         274,072
  Decrease (increase) in other assets            119,105        (112,698)
  Increase in accounts payable                     1,589         733,598
  (Decrease) increase in accrued expenses
    and other current liabilities               (680,159)         96,269

                Net cash (used in)
                  provided by operating
                  activities:                 (1,331,287)        281,345

Cash flows from investing activities:
  Cash paid for acquisitions,
    net of cash acquired                      (1,331,237)     (3,072,363)
  Cash paid for capital expenditures            (144,644)       (148,996)
  Redemption of investments                      846,648       3,193,343

                Net cash used in investing
                  activities:                   (629,233)        (28,016)

Cash flows from financing activities:
  Proceeds from exercise of common stock
    options and warrants                         604,684             989
  Proceeds from borrowings on notes payable       45,879         197,504
  Proceeds on long-term borrowings and
    revolving credit line                        669,472       3,726,904

                Net cash provided by
                   financing activities:       1,320,035       3,925,397

Effect of exchange rate changes on assets
  and liabilities including cash                 (94,367)        116,649
Net (decrease) increase in cash and cash
  equivalents                                   (735,123)      4,295,375
Cash and cash equivalents, beginning of
  period                                       2,326,932       1,545,148

Cash and cash equivalents, end of period    $  1,591,809    $  5,840,523

Supplemental cash flow disclosure:
Cash paid for:
  Interest                                  $    213,329    $     85,058
  Income taxes                              $    434,500    $     16,282



                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


A.    CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated balance sheet as of March 31, 1996 and the consolidated statements of earnings and accumulated deficit and cash flows for the three month periods ended March 31, 1996 and March 31, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows (unaudited) at March 31, 1996 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the full year.

B.    EARNINGS PER SHARE

Primary earnings per share is calculated by dividing net earnings less preferred stock dividends by the weighted average number of common and common equivalent shares (if dilutive) outstanding during the periods presented. Common equivalent shares consist of additional shares that would be outstanding assuming the exercise of outstanding stock options and stock warrants (if dilutive). Fully diluted earnings per share additionally includes the dilutive effects of assuming the conversion of convertible preferred stock and accordingly, the preferred stock dividends are not deducted from net earnings.

C.    INVESTMENTS AND CASH EQUIVALENTS

Investments, which consist primarily of government securities, corporate bonds and mortgage-backed securities, are recorded at fair value. In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified its investments as trading securities as of March 31, 1996 and, thus, unrealized gains and losses are reported on a realized basis. Investments with original maturities of three months or less at the time of purchase are considered cash equivalents.
D.    INVENTORIES

Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:


                                          March 31, 1996    Dec. 31, 1995
                                          ..............    .............
Raw Materials                              $   5,163,768    $  4,893,171
Work in Process                                5,662,046       6,269,983
Finished Goods                                 1,339,202       1,759,118
Consigned Inventory                              389,764         368,457

                                           $  12,554,780    $ 13,290,729


E.    NOTES AND LOAN PAYABLES

As of March 31, 1996, the Company had approximately $2.5 million available on its $5 million revolving line of credit with U.S. Trust. The Company's term loans with U.S. Trust at March 31, 1996 was $6.2 million. The interest rate on the revolving line of credit and the term loans is prime plus 0.75%.The Company pays $375 thousand per quarter in principal payments on its outstanding term loans.

F.    ACQUISITIONS

On February 14, 1995, the Company acquired Cambridge Technology, Inc. ("Cambridge"), located in Watertown, Massachusetts. Cambridge is engaged primarily in the manufacture of laser scanners, essential components to moving a laser beam with precision at a specified speed. On March 5, 1996, in accordance with the acquisition agreement, the Company paid $600 thousand due on the first anniversary date. Also on March 5, 1996, pursuant to the acquisition agreement, the Company paid an additional $731 thousand based on Cambridge's attainment of certain performance goals, as defined in the acquisition agreement.

On October 2, 1995, the Company acquired substantially all the net assets and property utilized in connection with the business of Photo Research, Inc. ("Photo Research") which develops and manufactures light measuring instruments.


                             EXCEL TECHNOLOGY, INC.
                           Pro Forma Income Statement
               Reflecting Acquisition of Cambridge Technology, Inc.
                            and Photo Research Inc.

                                                        Proforma
                                                     March 31, 1995

Net sales and services                                 $ 11,800,000
Net income                                                  458,000

Earnings per share - Primary                                  $0.05
Earnings per share - Fully Diluted                            $0.05

The proforma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period or of the results which may occur in the future.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPTERATIONS


Results of Operations
 .....................

Net sales and services for the quarter ended March 31, 1996 increased $4.3 million to $13.9 million from $9.6 million for the comparable period in the prior year. The increase is primarily attributable to the acquisition of Cambridge and Photo Research which accounted for $2.6 million of this increase. In addition all product lines, with the exception of medical, realized increased sales over the same period last year.

Gross margins as a percentage of sales increased to 46.3% for the period ended March 31, 1996 from 40.8% in the same period ended March 31,1995. The decrease in cost as a percentage of sales in the quarter ended March 1996 is primarily due to the acquisitions of Cambridge and Photo Research which experience higher gross margins, and improved margins from the Company's New York operations.

Selling expenses increased to $2.3 million in the quarter ended March 31, 1996 from $1.66 million in the quarter ended March 31, 1995. The increase of $670 thousand or 40.3% in the current period is attributable to the increase in the sales volume. Selling expenses as a percentage of sales decreased from 17.3% to 16.8%.

General and administrative expenses increased $60 thousand from $1.04 million in the quarter ended March 31, 1995 to $1.1 million in the current period or 5.7%. The increase is primarily due to the acquisition of Photo Research which was offset by a decrease in the New York operations.

Research and development costs for the quarter ended March 31, 1996 increased $440 thousand or 68.7% to $1.07 million from $630 thousand in the quarter ended March 31,1995. The increase is primarily attributable to the acquisition of Photo Research and increased research and development costs related to all product lines excluding medical.

Interest expense was $198 thousand versus $92 thousand for the quarters ended March 31, 1996 and 1995, respectively. The increase of $106 thousand is due to an increase in long term debt due to acquisitions which was partially offset by a decrease in borrowing on the Company's revolving line of credit.

The decrease in interest income to $7 thousand in the quarter ending March 31, 1996 from $147 thousand in the same period of 1995, a decrease of $140 thousand, is primarily due to a decrease in average investments and change in accounting procedure for investments.

Other income/expense was an expense of $12 thousand for the quarter ended March 31, 1996 as compared to income of $46 thousand for the quarter ended March 31, 1995. This decrease from income to expense is a result of foreign currency translation losses incurred by the Company's German subsidiary in the current quarter.


Liquidity and Capital Resources
 ...............................

Working capital at March 31, 1996 was $19.4 million as compared to $17.6 million at December 31, 1995. The increase is primarily attributable to the profitable operating results for the quarter ended March 31, 1996, an increase in long term debt of $700 thousand and proceeds of approximately $600 thousand from exercises in options and warrants offset by a reclassification of long term notes payable to current liabilities.

In April 1996, the Company paid a cash dividend of $.40 per share to holders of record of the Company's preferred stock as of April 19, 1996 totalling approximately $144 thousand.

As of March 31, 1996, the Company had approximately $2.5 million available on its $5 million revolving line of credit with U.S. Trust.
The Company's term loans with U.S. Trust at March 31, 1996 were $6.2 million. The interest rate on the revolving line of credit and the term loans is prime plus 0.75%. The Company pays $375 thousand per quarter in principal payments on its outstanding term loans.

On March 5, 1996, in accordance with the Cambridge acquisition agreement, the Company paid $600 thousand due on the first anniversary date. Also on March 5, 1996, pursuant to the acquisition agreement, the Company paid an additional $731 thousand based on Cambridge's attainment of certain performance goals, as defined in the acquisition agreement.

The Company estimates that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.

The Company has no major capital expenditures planned in the next 6 months.

In the opinion of management, inflation has not had a material effect on the operations of the Company.


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For information concerning Legal Proceedings, reference is made to ITEM
3. LEGAL PROCEEDINGS in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 2.    CHANGES IN SECURITIES

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits - (11) Computation of net earnings per share

           (b) Reports on Form 8-K - None


                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:  May 10, 1996

EXCEL TECHNOLOGY, INC.





By:   /s/  J. Donald Hill
      ..............................

      J. Donald Hill President and
      Chief Executive Officer



By:   /s/ Antoine Dominic
      ..............................
      Antoine Dominic
      Chief Financial Officer



EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                    PRIMARY             FULLY DILUTED
                               Three Months Ended     Three Months Ended
                                    March 31,              March 31,
                                 1996       1995        1996       1995
                             ....................   ....................

Net earnings                $1,055,638   $419,687   $1,055,638  $419,687
  Less:  Preferred stock
    dividend                   (36,344)   (46,735)           -         -

Net earnings available
  to common shareholders    $1,019,294   $372,952   $1,055,638  $419,687


Weighted average
  common shares outstanding  8,429,920  8,222,967    8,429,920 8,222,967

Weighted average
  common share equivalents:
    Options and warrants       599,451    27,980       900,168    27,980
    Preferred stock                  -         -       376,696   467,823

Weighted average
  common and common
    equivalent shares        9,029,371  8,250,947    9,706,784 8,718,770


Net earnings per share            $.11       $.05         $.11      $.05