Form 10-Q
period 1996-06-30
EXCEL TECHNOLOGY INC
filed 1996-08-14
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                            EXCEL TECHNOLOGY, INC.
          (Exact name of Registrant as specified in its Charter)




For the quarter ended June 30, 1996        Commission File Number 0-19306




             Delaware                                    11-2780242
  (State or other jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                   Identification No.)



          45 Adams Ave.                               (516) 273-6900
       Hauppauge, NY 11788                       (Registrant's Telephone
      (Address of Principal)                              Number)
        Executive Offices)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes [X]  No [ ]


The number of shares of the Registrant's common stock outstanding as of August 5, 1996 was: 9,155,631.


The number of the Registrant's Class B warrants outstanding as of August 5, 1996 was: 1,589,225.




                                     CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:                           Page

          Balance Sheets as of June 30, 1996 and December 31, 1995        3


          Statements of Earnings and Accumulated Deficit for              4
               the Three Months Ended June 30, 1996 and 1995

          Statements of Earnings and Accumulated Deficit                  5
               for the Six Months Ended June 30, 1996 and 1995

          Statements of Cash Flows for the Six Months Ended               6
               June 30, 1996 and 1995

          Notes to Financial Statements                                   7


Item 2.   Management's Discussion and Analysis of Financial               9
               Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              11

Item 2.   Changes in Securities                                          11

Item 3.   Defaults upon Senior Securities                                11

Item 4.   Submission of Matters to a Vote of Security-Holders            11

Item 5.   Other Information                                              11

Item 6.   Exhibits and Reports on Form 8-K                               11



PART I.   FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS:
                            CONSOLIDATED BALANCE SHEETS

                                            June 30, 1996  Dec. 31, 1995
                                             (unaudited)     (audited)
                                             ............  .............
Assets
Current assets:
  Cash and cash equivalents                  $  1,871,087  $   2,326,932
  Investments                                   6,126,045      5,887,693
  Prepaid and refundable income taxes             127,094        503,741
  Accounts receivable, less allowance for
    doubtful accounts of $250,000 and
    $264,000 in 1996 and 1995, respectively     9,812,304      7,353,479
  Inventories                                  11,537,777     13,290,729
  Other current assets                          1,810,300      1,626,732
                                             ............   .............
          Total current assets                 31,284,607     30,989,306
                                             ............   .............
Property, plant and equipment, net              1,696,968      1,777,917
Other assets                                      709,978        794,518
Excess of cost over fair value of net
  assets of businesses acquired, net of
    accumulated amortization of $1,232,600
    in 1996 and $971,504 in 1995.               8,662,599       9,445,873
                                             ............   .............
                    Total assets             $ 42,354,152   $  43,007,614
                                             ............   .............
                                             ............   .............

Liabilities and Stockholders' Equity

Current liabilities:
  Note payable, current                      $    608,230   $  2,019,257
  Current portion of long-term debt             1,500,012      1,550,704
  Accounts payable                              2,254,923      3,052,543
  Accrued expenses and other current
    liabilities                                 7,931,371      6,757,312
                                              ............  .............
          Total current liabilities            12,294,536     13,379,816
                                              ............ .............
Long-term debt, less current installments       3,870,647      6,699,457
Long term notes payable                                --        868,763
Stockholders' equity:
  Series 1 redeemable convertible preferred
    stock par value $.001 per share:
    (liquidation preference $5.00 per share)
    2,000,000 shares authorized,253,942
    issued and outstanding in 1996, and
    405,342 in 1995.                                  254            405

  Common stock, par value $.001 per share:
    20,000,000 shares authorized, 8,893,664
    and 8,347,976 issued and outstanding in
    1996 and 1995, respectively.                    8,894          8,347

Additional paid-in capital                     31,344,418     29,360,278

Accumulated deficit                           (5,108,280)    (7,367,153)

Foreign currency translation adjustment          (56,317)         57,701
                                              ............  .............
                                               26,188,969     22,059,578
                                              ............  .............

                    Total liabilities and
                      shareholders' equity    $ 42,354,152  $ 43,007,614
                                              ............. ............
                                              ............. ............


         CONSOLIDATED STATEMENTS OF EARNINGS AND ACCUMULATED DEFICIT
                               (Unaudited)

                                                    Three Months Ended
                                                          June 30
                                                    1996          1995
                                              ...........................
Net sales and services                        $ 14,616,936  $  10,537,800
Cost of sales and services                       8,103,364      5,707,675
                                              ............   ............
Gross profit                                     6,513,572      4,830,125
Operating expenses:
  Selling                                        2,221,428      1,740,479
  General and administrative                     1,085,476      1,172,185
  Research and development                       1,037,365        691,276
  Amortization of excess of cost over
    fair value of net assets of
    businesses acquired                            128,954        102,228
                                              ............   ............

Earnings from operations                         2,040,349      1,123,957

Non operating expenses (income):
  Interest expense                                 185,359        198,922
  Interest income                                 (58,141)      (248,611)
  Other expense, net                                79,931          1,962
                                              ............   ............

Earnings before provision for income taxes       1,833,200      1,171,684

Provision for income taxes                         629,967        378,000
                                              ............   ............

Net earnings                                     1,203,233        793,684
                                              ............   ............

Accumulated deficit, beginning of period       (6,311,513)    (5,189,494)
                                              ............   ............

Accumulated deficit, end of period            $(5,108,280)   $(4,395,810)
                                              ............   ............
                                              ............   ............
Earnings per share:
  Primary                                            $ .12          $ .09
  Fully diluted                                      $ .12          $ .09

Weighted average common and common
  equivalent shares outstanding:
    Primary                                      9,789,000      8,295,000
    Fully diluted                               10,123,000      8,763,000


       CONSOLIDATED STATEMENTS OF EARNINGS AND ACCUMULATED DEFICIT
                               (Unaudited)

                                                    Six Months Ended
                                                        June 30
                                                  1996            1995
                                             ............................

Net sales and services                       $ 28,512,549   $ 20,159,148

Cost of sales and services                     15,568,612     11,403,361
                                             ............   ............
Gross profit                                   12,943,937      8,755,787

Operating expenses:
  Selling & Marketing                           4,549,736      3,400,214
  General and administrative                    2,186,326      2,213,706
  Research and development                      2,103,305      1,322,995
  Amortization of excess of cost over
    fair value of net assets of businesses
    acquired                                      261,096        189,456
                                             ............   .............
Earnings from operations                        3,843,474      1,629,416

Non operating expenses (income):
  Interest expense                                398,755        281,984
  Interest income                                (64,986)      (290,189)
  Other expense(income), net                       76,159      (140,750)
                                             ............   .............

Earnings before provision for income taxes      3,433,546      1,778,371

Provision for income taxes                      1,174,673        565,000
                                             ............   ............

Net earnings                                    2,258,873      1,213,371
                                             ............   ............

Accumulated deficit, beginning of period      (7,367,153)    (5,609,181)
                                             ............   ............

Accumulated deficit, end of period           $(5,108,280)   $(4,395,810)
                                             ............   ............
                                             ............   ............
Earnings per share:
  Primary                                            $.23           $.14
  Fully diluted                                      $.23           $.14

Weighted average common and common
  equivalent shares outstanding:
    Primary                                       9,422,000    8,274,000
    Fully diluted                                 9,879,000    8,741,000


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended
                                                           June 30
                                                      1996         1995
                                                  ........................
Cash flows from operating activities:
  Net income                                    $ 2,258,873  $ 1,213,371
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
    Depreciation and amortization                   704,314      444,701
    Provision for bad debts                          29,479       70,915
    Changes in operating assets and liabilities,
      net of effects from acquisition:
    (Increase) decrease in accounts receivable  (2,488,304)      526,118
    Decrease (increase) in inventories            1,752,952  (2,068,504)
    Decrease in prepaid and refundable taxes
      and other current assets                      193,079      148,538
    Decrease (increase) in other assets              84,540    (174,543)
    (Decrease) increase in accounts payable       (797,620)      463,896
    Increase in accrued expenses and other
      current liabilities                           467,432      711,691
                                                ...........  ............

               Net cash provided by operating
                  activities:                     2,204,745    1,336,183
                                                ...........  ............

Cash flows from investing activities:
  Cash paid for acquisition of Cambridge,
    net of cash acquired                        (1,331,237)  (3,069,784)
  Purchases of equipment                          (362,268)    (367,075)
  Purchase of investments, net                    (238,352)    (827,920)
  Proceeds from sale of assets                      522,178           --
                                                ...........  ...........
               Net cash used in investing
                  activities:                   (1,409,679)  (4,264,779)
                                               ............  ...........
Cash flows from financing activities:
  Proceeds from exercise of common stock
    options and warrants                          1,984,536        5,769
  Repayment of borrowings on notes payable         (79,790)    (103,916)
  (Repayment) proceeds on long-term
    debt/revolving credit line                  (2,879,502)    3,056,245
  Payment of dividend, preferred stock            (162,137)    (186,941)
                                               ............  ...........

                Net cash (used in)provided by
                   financing activities:        (1,136,893)    2,771,157
                                               ............  ...........

Effect of exchange rate changes on cash           (114,018)      (1,180)
                                               ............  ...........

Net decrease in cash and cash equivalents         (455,845)    (158,619)
                                               ............  ...........
Cash and cash equivalents, beginning of period    2,326,932    1,545,148
                                               ............  ...........

Cash and cash equivalents, end of period        $ 1,871,087  $ 1,386,529
                                               ............  ...........
                                               ............  ...........

Supplemental cash flow disclosure:
  Cash paid for:
    Interest                                      $ 185,359    $ 275,340
    Income taxes                                  $ 546,500    $  62,282


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS:

     The consolidated balance sheet as of June 30, 1996, the consolidated statements of earnings and accumulated deficit for the three month and six month periods ended June 30, 1996 and the statement of cash flows for six months ended June 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows (unaudited) at June 30, 1996 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

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

C.   INVESTMENTS AND CASH EQUIVALENTS

     Investments, which consist primarily of government securities, corporate bonds, mortgage-backed securities, and stocks are recorded at fair value. In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified its investments as trading securities as of June 30, 1996 and, thus, gains and losses are reported on a realized basis in the Statement of Earnings. Investments with original maturities of three months or less at the time of purchase are considered cash equivalents.

D.   INVENTORIES

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:

                                        June 30, 1996         Dec. 31, 1995
                                        .............         .............

Raw Materials                           $   4,942,621         $  4,893,171
Work in Process                             5,097,277            6,269,983
Finished Goods                              1,128,862            1,759,118
Consigned Inventory                           369,017              368,457
                                        .............         .............

                                          $11,537,777          $13,290,729

E.   NOTES AND LOAN PAYABLES

     As of June 30, 1996, the Company had approximately $4.95 million available on its $5 million revolving line of credit with U.S. Trust. The Company's term loans with U.S. Trust at June 30, 1996 were $5.3 million. The interest rate on the revolving line of credit and the term loans is prime plus 0.75%. The Company pays $375 thousand per quarter in principal payments on its outstanding term loans.

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

                           EXCEL TECHNOLOGY, INC.
                         Pro Forma Income Statement
             Reflecting Acquisition of Cambridge Technology, Inc.
                           and Photo Research Inc.

                                                           Six Months Ended
                                                             June 30,1995
                                                           ................
Net sales and services                                         $ 22,523,000
Net income                                                     $  1,162,000
Earnings per share - Primary                                          $0.13
Earnings per share - Fully Diluted                                    $0.13

     The proforma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period or of the results which may occur in the future.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
 .....................

     Net sales and services for the quarter ended June 30, 1996 increased $4.1 million or 38% from $10.5 million for the comparable period in the prior year. The increase is attributable to the acquisition of Photo Research which accounted for $1.7 million and increases in sales in all operations, with the exception of Medical which had lower sales.

     Gross margins as a percentage of sales reduced to 44.5% from 45.8% for the period ended June 30, 1996 as compared to the comparable period in the prior year. The decrease is due to the mix of shipments during the quarter. For the six months ended June 30, 1996 the gross margins increased to 45.3% from 43.4% of sales in the same period in 1995 due to the increased sales volume.

     Selling expenses for the three months ended June 30, 1996 increased $480 thousand to $2.2 million from $1.74 million in the same period in 1995. The increase is due to the increased sales volume. Selling expenses for the quarter as a percentage of sales decreased to 15.1% in 1996 from 16.5% in 1995. For the six months ended June 30, selling expenses increased $1.15 million to $4.55 million in 1996 from $3.4 million in 1995.

     General and administrative expenses for the quarter decreased $90 thousand to $1.08 million in 1996 from $1.17 million in 1995. The decrease is due to increased efficiencies in most of the Company's operations which
experienced lower expenses.   For the six months ended June 30, general and
administrative expenses decreased $30 thousand to $2.18 million, in 1996, from $2.21 million in 1995.

    Research and development costs for the quarter increased $350 thousand to $1.05 million in 1996 from $700 thousand in 1995. The increase is due to the acquisition of Photo Research and increased R & D in all operations.
For the six months ended June 30, research and development expenses increased $800 thousand to $2.1 million in 1996 from $1.3 million in 1995.

     Interest expense was $399 thousand and $282 thousand for the six months ended June 30, 1996 and 1995, respectively, and $185 thousand and $199 thousand for the three months ended June 30, 1996 and 1995, respectively. The decrease in interest expense is due to a reduction in long term debt as a result of operational cash flow. Interest income was $65 thousand and $290 thousand for the six months ended June 30, 1996 and 1995 respectively. For the quarter ended June 30, 1996 and 1995 interest income was $58 thousand and $249 thousand, respectively. The decrease in income is due to lower investments in 1996.

     Other income/expense for the six months ended June 30, 1996 and 1995 was an expense of $76 thousand and income of $141 thousand, respectively. For the quarter ended June 30, 1996 other expense was $80 thousand as compared to expense of $2 thousand for the quarter ended June 30, 1995. This increase in expense for the current quarter and six months is due to foreign exchange losses incurred by the Company's German subsidiary.


Liquidity and Capital Resources
 ...............................

     Working capital at June 30, 1996 was $19.0 million as compared to $17.6 million at December 31, 1995. The increase is primarily attributable to the profitable operating results for the six months ended June 30, 1996, and proceeds of approximately $2.0 million from exercises in options and warrants offset by a reduction of long term debt and notes payable.

     During the quarter ended June 30, 1996, goodwill was further reduced by $522 thousand as a result of the sale of Cambridge Technology's medical product line. All inventory related to this product was transferred to the buyer at cost.

     In April 1996, the Company paid a cash dividend of $.40 per share to holders of record of the Company's preferred stock as of April 19, 1996 totaling approximately $144 thousand.

    As of June 30, 1996, the Company had approximately $4.95 million available on its $5 million revolving line of credit with U.S. Trust. The Company's term loans with U.S. Trust at June 30, 1996 were $5.3 million. The interest rate on the revolving line of credit and the term loans is prime plus 0.75%. The Company pays $375 thousand per quarter in principal payments on its outstanding term loans.

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


DATED:  August 13, 1996


EXCEL TECHNOLOGY, INC.


By:   /s/  J. Donald Hill
      ..............................

      J. Donald Hill President and
      Chief Executive Officer



By:   /s/ Antoine Dominic
      ..............................
      Antoine Dominic
      Chief Financial Officer



EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                     PRIMARY               FULLY DILUTED
                                Three Months Ended       Three Months Ended
                                     June 30                   June 30
                                1996         1995       1996         1995
                             ..........   .........   ..........  .........

Net earnings                $1,203,233   $ 793,685   $1,203,233   $ 793,685

Less:  Preferred stock
         dividend             (17,290)    (44,030)           --         --

Net earnings available to
  common shareholders       $1,185,940   $ 749,655   $1,203,233   $ 793,685

Weighted average
  common shares outstanding  8,688,715   8,275,303    8,688,715   8,275,303

Weighted average
  common share equivalents:
    Options and warrants     1,099,811      19,883    1,166,731      38,850
    Preferred stock                 --          --      267,139     448,784

Weighted average common and
  common equivalent shares   9,788,526   8,295,186   10,122,585   8,762,937

Net earnings per share           $0.12       $0.09        $0.12       $0.09

EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                   PRIMARY               FULLY DILUTED
                               Six Months Ended         Six Months Ended
                                    June 30                  June 30
                               1996        1995        1996         1995
                            ..........   .........   ..........  ..........
Net earnings               $2,258,873   $1,213,371   $2,258,873  $1,213,371



Less:  Preferred stock
         dividend           (54,273)     (88,060)           --          --

Net earnings available to
  common shareholders     $2,204,600   $1,125,311   $2,258,873   $1,213,371


Weighted average
  common shares
    outstanding            8,556,949    8,249,464    8,556,949    8,249,464

Weighted average
  common share equivalents:
    Options and warrants     865,157       23,932    1,050,733       33,415
    Preferred stock               --           --      271,366      458,004

Weighted average common
  and common equivalent
    shares:                9,422,106    8,273,396    9,879,048    8,740,883

Net earnings per share         $0.23        $0.14        $0.23        $0.14