Form 10-Q
period 1996-09-30
EXCEL TECHNOLOGY INC
filed 1996-10-25
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                      ..............................

                                FORM 10-Q

                      ..............................
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.
         (Exact name of Registrant as specified in its Charter)

For the quarter ended September 30, 1996   Commission File Number 0-19306

              Delaware                                11-2780242
  (State or other jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)                Identification No.)

            45 Adams Ave.                          (516) 273-6900
         Hauppauge, NY 11788              (Registrant's Telephone Number)
(Address of Principal Executive Offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]  No [ ]

The number of shares of the Registrant's common stock outstanding as of October 24, 1996 was: 9,166,288.

The number of the Registrant's Class B warrants outstanding as of October 24, 1996 was: 1,586,225.
                                CONTENTS
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:                         Page
              Balance Sheets as of September 30, 1996 and
                December 31, 1995                                      2

              Statements of Earnings and Accumulated Deficit for
                the Three Months Ended September 30, 1996 and 1995     3

              Statements of Earnings and Accumulated Deficit for
                the Nine months Ended September 30, 1996 and 1995      4

              Statements of Cash Flows for the Nine months Ended
                September 30, 1996 and 1995                            5

              Notes to Financial Statements                            6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            11

Item 2.   Changes in Securities                                        11

Item 3.   Defaults upon Senior Securities                              11

Item 4.   Submission of Matters to a Vote of Security-Holders          11

Item 5.   Other Information                                            11

Item 6.   Exhibits and Reports on Form 8-K                             11

Signatures                                                             12

Exhibit 11      Computation of net earnings per share                  13
PART I.     FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements:

                       CONSOLIDATED BALANCE SHEETS

                                       September 30, 1996   Dec. 31, 1995
                                          (unaudited)          (audited)
                                       ..................   .............
Assets
Current assets:
    Cash and cash equivalents                 $  1,967,470   $  2,326,932
    Investments                                  6,186,045      5,887,693
    Prepaid and refundable income taxes            150,121        503,741
    Accounts receivable, less allowance
      for doubtful accounts of $243,000 and
      $377,000 in 1996 and 1995, respectively   10,588,097      7,353,479
    Inventories                                 11,225,711     13,290,729
    Other current assets                         1,787,092      1,626,732
                                              ............   ............
          Total current assets                  31,904,536     30,989,306
                                              ............   ............
Property, plant and equipment, net               2,075,776      1,777,917

Other assets                                       708,453        794,518

Excess of cost over fair value of net assets
  of businesses acquired, net of accumulated
  amortization of $1,357,202 in 1996 and
  $971,504 in 1995.                              8,537,997      9,445,873
                                              ............   ............

          Total assets                        $ 43,226,762   $ 43,007,614
                                              ............   ............
                                              ............   ............

Liabilities and Stockholders' Equity
Current liabilities:
    Note payable, current                     $    712,066   $  2,019,257
    Current portion of long-term debt            1,500,012      1,550,704
    Accounts payable                             2,228,010      3,052,543
    Accrued expenses and other current
      liabilities                                8,234,686      6,757,312
                                              ............   ............
          Total current liabilities             12,674,774     13,379,816
                                              ............   ............

Long-term debt, less current installments        2,809,465      6,699,457

Long term notes payable                                 --        868,763

Stockholders' equity:
    Series 1 redeemable convertible preferred
      stock par value $.001 per share:
      (liquidation preference $5 per share)
      2,000,000 shares authorized, none
      outstanding in 1996, and 405,342 issued
      and outstanding in 1995.                          --            405
    Common stock, par value $.001 per share:
      20,000,000 shares authorized, and
      9,161,297 and 8,347,453 issued and
      outstanding in 1996 and 1995,
      respectively.                                  9,161          8,347
Additional paid-in capital                      31,440,498     29,360,278
Accumulated deficit                            (3,655,505)    (7,367,153)
Foreign currency translation adjustment           (51,631)         57,701
                                              ............   ............
                                                27,742,523     22,059,578
                                              ............   ............
          Total liabilities and
            shareholders' equity              $ 43,226,762    $43,007,614
                                              ............   ............
                                              ............   ............


       CONSOLIDATED STATEMENTS OF EARNINGS AND ACCUMULATED DEFICIT
                               (Unaudited)


                                                    Three Months Ended
                                                       September 30
                                              ...........................
                                                    1996          1995
                                              .............  ............
Net sales and services                        $ 14,678,089   $ 10,913,619

Cost of sales and services                       8,262,587      6,400,516
                                              ............   ............
Gross profit                                     6,415,502      4,513,103

Operating expenses:
  Selling and marketing                          2,230,671      1,629,494
  General and administrative                       881,726      1,085,965
  Research and development                       1,025,256        762,885
  Amortization of excess of cost
    over fair value of net assets of
    business acquired                              124,602        102,228
                                              ............   ............

Earnings from operations                         2,153,247        932,531

Non operating expenses (income):
  Interest expense                                 126,794        180,006
  Interest income                                (110,618)      (138,289)
  Other income, net                               (19,128)      (267,025)
                                              ............   ............

Earnings before provision for income taxes       2,156,199      1,157,839

Provision for income taxes                         703,424        371,000
                                              ............    ...........
Net earnings                                     1,452,775        786,839
                                              ............   ............

Accumulated deficit, beginning of period       (5,108,280)    (4,395,809)

Preferred stock dividends                              --              --
                                              ............   ............

Accumulated deficit, end of period            $(3,655,505)   $(3,608,970)
                                              ............   ............
                                              ............   ............
Earnings per share:
  Primary                                            $0.15          $0.09
                                                     .....          .....
                                                     .....          .....
  Fully diluted                                      $0.15          $0.09
                                                     .....          .....
                                                     .....          .....
Weighted average common and common
  equivalent shares outstanding:
    Primary                                      9,897,396      8,437,381
    Fully diluted                                9,934,046      9,044,686

       CONSOLIDATED STATEMENTS OF EARNINGS AND ACCUMULATED DEFICIT
                               (Unaudited)

                                                     Nine Months Ended
                                                        September 30
                                              ...........................
                                                    1996          1995
                                              .............  ............
Net sales and services                        $ 43,190,638   $ 31,072,769

Cost of sales and services                      23,831,199     17,803,877
                                              ............   ............
Gross profit                                    19,359,439     13,268,892

Operating expenses:
  Selling and marketing                          6,780,407      5,029,708
  General and administrative                     3,068,050      3,299,611
  Research and development                       3,128,561      2,085,880
  Amortization of excess of cost over
    fair value of net assets of business
    acquired                                       385,698        291,684
                                              ............   ............

Earnings from operations                         5,996,723      2,562,009

Non operating expenses (income):
  Interest expense                                 525,549        461,990
  Interest income                                (175,604)      (428,478)
  Other expense (income), net                       57,033      (407,715)
                                              ............   ............

Earnings before provision for income taxes       5,589,745      2,936,212

Provision for income taxes                       1,878,097        936,000
                                              ............   ............

Net earnings                                     3,711,648      2,000,212

Accumulated deficit, beginning of period       (7,367,153)    (5,609,182)

Preferred stock dividends                               --             --
                                              ............   ............

Accumulated deficit, end of period            $(3,655,505)   $(3,608,970)
                                              ............   ............
                                              ............   ............

Earnings per share:
  Primary                                            $0.38         $0.23
                                                     .....          .....
                                                     .....          .....

  Fully diluted                                      $0.38         $0.23
                                                     .....          .....
                                                     .....          .....

Weighted average common and common
  equivalent shares outstanding:
    Primary                                      9,575,017     8,328,245
    Fully diluted                                9,896,126     8,842,229

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                     Nine Months Ended
                                                        September 30
                                              ...........................
                                                    1996          1995
                                              .............  ............

Cash flows from operating activities:
  Net income                                  $  3,711,648   $  2,000,212
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization              1,041,356        684,965
      Provision for bad debts                       69,752         78,073
      Changes in operating assets and
        liabilities, net of effects from
        acquisition:
          Increase in accounts receivable      (3,304,370)      (580,575)
          Decrease (increase) in inventories     2,065,018    (2,665,863)
          Decrease in prepaid and refundable
            taxes and other current assets         193,260        389,031
          Decrease (increase) in other assets       86,065      (191,159)
          (Decrease) increase in accounts
            payable                              (824,533)        306,036
          Increase in accrued expenses and
            other liabilities                      770,748        698,354
                                              .............  ............

          Net cash provided by operating
            activities:                          3,808,944        719,074
                                              .............  ............

Cash flows from investing activities:
  Cash paid for acquisition of Cambridge,
    net of cash acquired                       (1,331,237)    (3,069,784)
  Purchases of equipment                         (953,517)      (429,547)
  Purchase of investments, net                   (298,352)      (942,355)
  Proceeds from sale of assets                     522,178           --
                                              .............  ............

          Net cash used in investing
            activities:                        (2,060,928)    (4,441,686)
                                              ............   ............

Cash flows from financing activities:
  Proceeds from exercise of common stock
    options and warrants                         2,080,629         19,146
  Proceeds from notes payable                       24,046        892,439
  (Repayment) proceeds from borrowings on
    long-term debt and revolving credit line   (3,940,684)      2,704,244
  Payment of dividend on preferred stock         (162,137)      (186,941)
                                              ............   ............

          Net cash (used in) provided by
            financing activities:              (1,998,146)      3,428,888
                                              ............   ............

Effect of exchange rate changes on assets
  and liabilities, including cash                (109,332)          2,611
                                              ............   ............

Net decrease in cash and cash equivalents        (359,462)      (291,113)
                                              ............   ............

Cash and cash equivalents, beginning of period   2,326,932      1,545,148
                                              ............   ............

Cash and cash equivalents, end of period      $  1,967,470   $  1,254,035
                                              ............   ............
                                              ............   ............

Supplemental cash flow disclosure:
  Cash paid for:
    Interest                                  $    525,549   $    455,346
    Income taxes                              $    622,756   $    111,282

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS:
 .......................................

     The consolidated balance sheet as of September 30, 1996, the consolidated statements of earnings and accumulated deficit for the three month and nine month periods ended September 30, 1996 and the statement of cash flows for the nine months ended September 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows (unaudited) at September 30, 1996 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

B.   EARNINGS PER SHARE
 .......................

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

C.   INVESTMENTS AND CASH EQUIVALENTS
 .....................................

     Investments, which consist primarily of commercial paper, are recorded at fair value. In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified its investments as trading securities as of September 30, 1996 and, thus, unrealized gains and losses are reported on a realized basis in the Statement of Earnings. Investments with original maturities of three months or less at the time of purchase are considered cash equivalents.

D.   INVENTORIES
 ................

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:

                                   September 30, 1996   December 31, 1995
                                   ..................   .................
     Raw Materials                        $ 3,811,783         $ 4,893,171
     Work in Process                        5,941,498           6,269,983
     Finished Goods                         1,053,595           1,759,118
     Consigned Inventory                      418,835             368,457
                                          ...........         ...........
                                          $11,225,711         $13,290,729
                                          ...........         ...........
                                          ...........         ...........

E.   NOTES AND LOAN PAYABLES
 ............................

     As of September 30, 1996 the Company had no borrowings on its $5 million revolving line of credit with U.S. Trust. The Company's outstanding balance under the term loans with U.S. Trust at September 30, 1996 were $4.3 million. The interest rate on the revolving line of credit and the term loans is prime plus 0.75 %. The Company pays $375 thousand per quarter in principal payments on its outstanding term loans. During the quarter, ended September 30, 1996, the Company prepaid an additional $600 thousand on its term loans.

F.   ACQUISITIONS
 .................

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

                         EXCEL TECHNOLOGY, INC.
                       Pro Forma Income Statement
          Reflecting Acquisition of Cambridge Technology, Inc.
                        and Photo Research, Inc.

     The following unaudited pro forma consolidated results of operations assume the acquisition of Cambridge and Photo Research occurred at the beginning of the period and reflect the historical results of operations of the purchased business adjusted for the increased interest expense as a result of the borrowings and increased amortization.

                                                       Nine Months Ended
                                                       September 30, 1995
                                                       ..................
          Net sales and services                              $36,000,000
          Net income                                          $ 1,856,000
          Earnings per share - Primary                              $0.21
          Earnings per share - Fully Diluted                        $0.21

     The pro-forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period, or the results which may occur in the future.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
 .....................

     Net sales and services for the quarter ended September 30, 1996 increased $3.8 million or 34.9% to $14.7 million from $10.9 million for the comparable period in the prior year. Net sales and services for the nine months ended September 30, 1996 were $43.2 million versus
$31.1 million for the comparable period in the prior year, an increase of $12.1 million or 38.9%. The increase for the three month period is primarily attributable to higher sales in laser marking, industrial sales and the acquisition of Photo Research.

     Gross margins as a percentage of sales increased to 43.7% from 41.4% for the quarter ended September 30, 1996 as compared to the comparable period in the prior year. The increase in gross margin during the quarter is due to the mix of products shipped during the quarter. For the nine months ended September 30, 1996 the gross margins increased to 44.9% from 42.7% of sales in the same period in 1995.

     Selling expense for the quarter ended September 30, 1996 increased $600 thousand to $2.23 million from $1.63 million during the same period in 1995. The increase is attributable to the increased sales. Selling expense as a percentage of sales during the quarter remained stable at
approximately 15% in 1996 and in 1995.   For the nine months ended
September 30, 1996 selling expenses increased to $6.8 million from $5 million in 1995. Selling expenses as a percentage of sales for the nine months were 15.7% in 1996 and 16.2% in 1995.

     General and administrative expenses for the quarter decreased $200 thousand to $900 thousand in 1996 from $1.1 million in 1995. The decrease is due to increased efficiencies in most of the Company's general and administrative functions. For the nine months ended September 30, 1996 general and administrative expense decreased $230 thousand to $3.07 million from $3.3 million in 1995.

     Research and development expenses for the quarter increased $260 thousand to $1.03 million in 1996 from $763 thousand in 1995. The increase is due to the acquisition of Photo Research and increased R & D in all operations. For the nine months ended September 30, research and development expenses increased $1.0 million to $3.1 million from $2.1 million in 1995.

     Interest expense was $526 thousand and $462 thousand for the nine months ended September 30, 1996 and 1995, respectively, and $127 thousand and $180 thousand for the three months ended September 30, 1996 and 1995, respectively. The decrease in interest expense during the quarter is due to a reduction in long term debt as a result of strong cash flow from operations. Interest expense for the nine months ended September 30, was higher compared to the same period in 1995 due to the increased borrowings upon the acquisition of Photo Research. Interest income was $176 thousand and $428 thousand for the nine months ended September 30, 1996 and 1995, respectively. For the quarter ended September 30, 1996 and 1995, interest income was $111 thousand and $138 thousand, respectively. The decrease in income is due to lower investments in 1996.

     Other income/expense for the nine months ended September 30, 1996 and 1995 was expense of $57 thousand and income of $408 thousand,
respectively.   For the quarter ended September 30, 1996 other
income/expense was income of $19 thousand as compared to income of $267 thousand for the quarter ended September 30, 1995. This decrease in other income for the current quarter and nine months is primarily due to foreign exchange losses incurred by the Company's German subsidiary.

Liquidity and Capital Resources
 ...............................

     Working capital at September 30, 1996 was $19.2 million as compared to $17.6 million at December 31, 1995. The increase is primarily attributable to the profitable operating results for the nine months ended September 30, 1996, and proceeds of approximately 2.1 million from the exercise of options and warrants offset by reductions in long term debt and notes payable.

     During the second quarter ended June 30, 1996 goodwill was further reduced by $522 thousand as a result of the sale of Cambridge
Technology's medical product line.

     In April 1996, the Company paid a cash dividend of $.40 per share to holders of record of the Company's preferred stock as of April 19, 1996 totaling approximately $144 thousand.

     As of September 30, 1996, the Company had all of its $5 million available on its revolving line of credit with U.S. Trust. The Company's term loans with U.S. Trust at September 30, 1996 were $4.3 million. The interest rate on the revolving line of credit and the term loans is prime plus 0.75%. The Company pays $375 thousand per quarter in principal payments on its outstanding term loans.

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

     The Company anticipates capital expenditures to remain at its current level for the next 6 months.

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

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits - (11) Computation of net earnings per share

          (b) Reports on Form 8-K - None


                               SIGNATURES
                               ..........


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:    October 24, 1996

          EXCEL TECHNOLOGY, INC.

   By:    ......................
          J. Donald Hill
          Chief Executive Officer


   By:    .......................
          Antoine Dominic
          Chief Financial Officer


EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                   PRIMARY             FULLY DILUTED
                             Three Months Ended     Three Months Ended
                                September 30,          September 30,
                              1996         1995       1996        1995
                           .....................   ......................
Net earnings               $1,452,775  $  786,839  $1,452,775  $  786,839
  Less:  Preferred stock
    dividend                       --    (40,944)          --          --
                           ..........  ..........  ..........  ..........

Net earnings available
  to common shareholders   $1,452,775  $  745,895  $1,452,775  $  786,839
                           ..........  ..........  ..........  ..........
                           ..........  ..........  ..........  ..........
Weighted average common
  shares outstanding        9,152,843   8,300,687   9,152,843  8,300,687

Weighted average common
  share equivalents:
    Options and warrants      744,553     136,694     781,203    315,729
    Preferred stock                --          --          --    428,270
                           ..........  ..........  ..........  ..........

Weighted average common
  and common equivalent
  shares                   9,897,396    8,437,381    9,934,046  9,044,686
                           ..........  ..........  ..........  ..........
                           ..........  ..........  ..........  ..........

Net earnings per share         $0.15        $0.09        $0.15      $0.09
                               .....        .....        .....      .....
                               .....        .....        .....      .....

EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                   PRIMARY             FULLY DILUTED
                              Nine Months Ended      Nine Months Ended
                                September 30,          September 30,
                              1996         1995       1996        1995
                           .....................   ......................
Net earnings               $3,711,648  $2,000,212  $3,711,648  $2,000,212
  Less:  Preferred stock
    dividend                   54,273   (122,983)          --          --
                           ..........  ..........  ..........  ..........
Net earnings available
  to common shareholders   $3,657,375  $1,877,229  $3,711,648  $2,000,212

Weighted average common
  shares outstanding        8,757,031   8,266,726   8,757,031   8,266,726

Weighted average common
  share equivalents:
    Options and warrants      817,986      61,529     953,466     127,520
    Preferred stock                --          --     185,629     447,983
                           ..........  ..........  ..........  ..........

Weighted average common
  and common equivalent
  shares                    9,575,017   8,328,245   9,896,126   8,842,229
                           ..........  ..........  ..........  ..........
                           ..........  ..........  ..........  ..........

Net earnings per share          $0.38        $0.23       $0.38      $0.23
                                .....        .....        .....     .....
                                .....        .....        .....     .....