Form 10-K
period 1996-12-31
EXCEL TECHNOLOGY INC
filed 1997-03-26
CIK 873603

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    __________________________________

                                FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                    __________________________________

     For the fiscal year ended       Commission File Number 0-19306
         December 31, 1996

                         EXCEL TECHNOLOGY, INC.
         (Exact name of Registrant as specified in its Charter)

            Delaware                               11-2780242
 (State or other jurisdiction of                (I.R.S. Employer
  Incorporation or Organization)               Identification No.)

          45 Adams Ave.                          (516) 273-6900
       Hauppauge, NY 11788                (Registrant's Telephone Number)
      (Address of Principal
        Executive Offices)

       Securities registered pursuant to Section 12(b) of the Act:
                                  None.
       Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, par value $.001 per share
                 Class B Common Stock Purchase Warrants
                           (Titles of Classes)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $80,269,577 based on the average bid and ask price as reported by NASDAQ on March 21,1997.

The number of shares of the Registrant's common stock outstanding as of March 4, 1997 was: 10,441,571.


                  DOCUMENTS INCORPORATED BY REFERENCE:
  Proxy Statement to be filed in connection with the Registrant's 1997 Annual Meeting of Stockholders (incorporated by reference under Part III)


                                 PART I
                                 ______

ITEM 1.    BUSINESS

GENERAL

      Excel Technology, Inc. (the "Company") designs, develops, manufactures and markets laser systems and electro-optical components for industry, science, and medicine. The word laser is an acronym for "Light Amplification by Stimulated Emission of Radiation." The essence of the laser is the ability of a photon (light energy) to stimulate the emission of other photons, each having the same wavelength (color) and direction of travel. The laser beam is so concentrated and powerful that it can produce power densities millions of times more intense than that found on the surface of the sun, capable of cutting, welding and marking industrial products, yet can be precisely controlled and directed, capable of performing delicate surgery on humans.

      Since 1992, the Company has focused its business activities on two basic business strategies, (a) diversification and (b) industry consolidation. Through its diversification strategy, the Company expects to manufacture and market core solid state laser and optical products and systems tailored to a variety of industrial, scientific and medical applications. The Company believes that its acquisition strategy should provide added opportunity for growth.

      In October 1992, the Company acquired Quantronix Corporation, a Delaware corporation ("Quantronix"), for Common Stock and warrants of the Company valued at approximately $9 million, in a transaction pursuant to which Quantronix became a wholly-owned subsidiary of the Company. The acquisition of Quantronix and its wholly-owned subsidiaries, Control Laser Corporation, located in Orlando, Florida ("Control Laser"), Quantronix GmbH, located in Germany ("Quantronix GmbH"), and The Optical Corporation, located in Oxnard, California ("Optical"), provided the Company with its industrial, scientific and semiconductor product lines, supplemented the Company's dental products and provided the Company with a significant revenue base as well as established manufacturing, engineering, marketing and customer service capabilities.

      On February 14, 1995, the Company acquired Cambridge Technology, Inc. ("Cambridge"), located in Cambridge, Massachusetts. Cambridge is engaged primarily in the manufacture of laser scanners, essential components to moving a laser beam with precision at a specified speed. These products have both industrial and consumer applications, such as laser marking and etching, high density laser printing and writing, digitized x-ray imaging and entertainment laser light shows and displays. This acquisition allowed the Company to expand into new markets as well as enhance its present market position in the industrial business. The Company acquired all of the outstanding shares of capital stock of Cambridge in exchange for $4.75 million, consisting of $4.5 million in cash (of which $3.5 million was paid on February 14, 1995) and $250 thousand in shares of Common Stock (which was paid on February 14, 1995). Of the balance due, $600 thousand was paid on March 5, 1996 and $400 thousand was paid on February 17, 1997. Pursuant to the acquisition agreement, additional payments were to be made if Cambridge met certain performance goals during the first two fiscal years after the acquisition. In connection therewith, the Company paid $731 thousand for 1995 and $323 thousand for 1996 based on the attainment of these performance goals as defined in the acquisition agreement.

     On October 2, 1995, the Company acquired the Photo Research Division ("The Photo Research Division") of Kollmorgen Instruments Corporation ("Kollmorgen"). The Photo Research Division is engaged primarily in the business of developing, manufacturing and marketing photometric and spectroradiometer instruments and systems (the "Business"). In accordance with an Asset Purchase Agreement, dated as of September 29, 1995, by and between Kollmorgen and Photo Research Inc. ("Photo Research"), a wholly owned subsidiary of the Company formed for the purpose of effectuating the acquisition, Photo Research purchased from Kollmorgen substantially all of the net assets and properties utilized in connection with the Business, in consideration of $3.5 million in cash. The Company utilized its own cash to finance the acquisition. Subsequently, the Company obtained a $3.5 million five-year term loan from U.S. Trust, (the "Bank"), the proceeds of which were utilized by the Company to replenish its own cash used in financing the acquisition.

      Excel was organized under the laws of Delaware in 1985.


CURRENT PRODUCTS AND APPLICATIONS

      Industrial
      __________

     Control Laser, the Company's subsidiary located in Orlando, Florida, designs, manufactures and markets industrial laser systems for material marking and engraving. Control Laser contributed approximately 35% of the Company's total sales in 1996. With more than 1,400 systems installed worldwide, including 1,130 in North America, Control Laser had approximately 47% of the domestic market share in 1996. Control Laser's InstaMark laser systems allow for permanent, high speed, computer-controlled product marking for the aerospace, automotive, medical device, electronic, tooling and consumer industries. Customers include Honeywell, ITT Bosch, Nissan, Ford, Kodak, General Electric and General Motors. Control Laser's marking products can be used manually or can be utilized as part of an automated assembly line system.


      Scanners
      ________

      Cambridge, the Company's subsidiary based in Cambridge, Massachusetts, manufactures high speed mirror positioning components and sub-systems used to direct laser energy. Cambridge contributed approximately 14% of the Company's sales in 1996. These optical scanning products are key to a variety of applications where visible or invisible laser energy is positioned quickly and precisely. An increasingly broad base of laser system applications are served, including laser marking, machining, heat treating, welding and cutting, semiconductor wafer inspection and processing, laser entertainment, corporate advertising and a growing number of laser based medical applications, which include digital radiography, skin resurfacing, eye treatment and others. With patented designs, Cambridge, is the technology leader in galvanometer-based optical scanning and supports research and development of new applications through a wide range of academic institutions, private firms and government agencies.


      Semiconductor
      _____________

      Quantronix, the Company's subsidiary located in Hauppauge, New York, manufactures and markets Defect Repair Systems (DRS) which are laser based systems for use in semiconductor production. The DRS provide a means to repair defects on the complex photomasks used to produce integrated circuits.

       A pioneer in this field, Quantronix has provided laser mask repair systems to the industry since 1975. Currently, the DRSII Model 840e system is the industry standard, with over 100 installed Quantronix repair systems in operation.

      In recognition of the demand for smaller, denser features on next generation integrated circuits, the Company has embarked on a development program to produce two advanced repair tools, the DRS II Model 850 and the DRS III. These tools have been designed to utilize a completely new platform that will support circuit production through the 0.35 microns,
0.25 microns and 0.18 microns design generations, promoting product viability in the future.

      The initial shipment of a DRSII 850 system took place in November of 1996. The Company plans to begin serial production of the DRS II Model 850 during 1997.

      The DRSII 850 and DRSIII are being developed in close contact with leaders within the semiconductor industry. The Company is involved in an agreement with SEMATECH to assist in the development of the DRSIII. SEMATECH is a consortium of top US electronics firms (IBM, Intel, AT&T, Hewlett Packard, Rockwell, NCR, Texas Instruments) dedicated to assuring the technological and manufacturing superiority of the American semiconductor industry. This Quantronix product line accounted for approximately 6% of the Company's total sales in 1996.


      Scientific and OEM Products
      ___________________________

      The Company's, Quantronix, manufactures and markets solid- state lasers for science, industry and OEM uses. On a worldwide basis, scientific lasers represent one of the most stable and long-established laser markets. Scientific lasers are used by chemists, biologists, physicists and other scientists and engineers. In this market, end-users are generally familiar with the various product specifications, features and reliability, which are the major factors in choosing between competing products.

      Quantronix's current scientific line includes the Series 4800 Ultrafast Amplifiers and the Series 527 High Power Green pulsed lasers. Quantronix's Ultrafast Amplifiers incorporate a material called Titanium Sapphire ("Ti:Sapphire") which has reliably opened the door for a greater volume of research than previous materials. Ultrafast Amplifiers deliver high energy short pulses on the picosecond time scale. ( A picosecond is one trillionth of a second.) These short pulses enable the investigation of a wide range of physical, chemical and biological phenomena.

      The system utilizes the Nd:YLF laser to produce high energy pulses at a rate of 1kHz (1000 pulses per second). These pulses drive the Ti:Sapphire Amplifier that can then pump other optical systems (also marketed by Quantronix) which deliver tunable light from Ultraviolet to Infrared regions of the spectrum. The material properties to be studied vary over this range.

      Industrial and OEM markets play host to a number of diversified Nd:YAG lasers. Some of the markets are for diamond drilling, micro-machining and material processing. Recent developments based on the scientific product line have increased Quantronix's high end market share and promise to enable further applications.

      Quantronix 's scientific, industrial and OEM products accounted for approximately 12% of the Company's total 1996 sales.


      Optical Products
      ________________

      Optical, a subsidiary of the Company based in Oxnard, California, specializes in the manufacture of custom precision optical flats used for measurement in optical scanners, laser systems, professional motion picture cameras and other industrial and scientific applications. Optical contributed approximately 3% of the Company's sales in 1996.


      Light and Color Measurement
      ___________________________

      Photo Research, the Company's Chatsworth, California subsidiary, is a leader in high precision, state of the art electro-optical instrumentation and systems for light and color measurement. Photo Research contributed approximately 12% of the Company's total 1996 sales. The Spectra product line offers systems to a wide variety of industries for research, quality control and on-line testing. Video Instrumentation provides high resolution CRT and flat panel inspection. The Photo Research Optical Metrology Laboratory is a supplier of and service provider to optical radiation standards, calibration and measurement for major manufacturers of instruments, displays, devices and materials.


      Spare Parts
      ___________

      The Company derives a portion of its revenues from the sale of spare parts and related consumable materials used primarily in its semiconductor, industrial and scientific systems. This operation is based in Hauppauge, New York. Spare parts and consumables include replacement optical elements, lamps and electronic components. This Quantronix product line contributed approximately 11% of the Company's total sales in 1996.


      Dental Products
      _______________

      Quantronix manufactures and markets in its Hauppauge, New York facility, a series of solid-state lasers for the treatment of dental soft tissue. The Quantronix dental product line contributed approximately 7% to the total sales of the Company in 1996. Soft-tissue procedures include treatments of diseased gums, biopsies, control of bleeding and preparation of gums for crown and bridge impressions. Quantronix's existing line of dental laser systems contain Nd:YAG and Ho:YAG lasers in a single unit. The systems utilize a fiber optic cable and a handpiece, are internally air cooled, and can be operated from standard 110 volt electrical outlets.

      In November 1993, Quantronix received clearance from the German government, under applicable "MedGV" regulations, to market its dental
laser system in Germany.   In connection therewith, Quantronix has
engaged experienced product marketing teams with an established nationwide network in Germany. Quantronix began export of the dental laser to Germany in December 1993.

      In June 1994, Quantronix introduced a laser based welding system to be used in the fabrication and repair of crowns, bridges, partials, implants and other devices for dental laboratories. Quantronix's laser welding system contains a pulsed Nd:YAG laser with input power of 220 volts AC, 50/60 Hz and 4 kilowatts peak power and 20 watts average power. The dental laser welder was developed in conjunction with several leading dental laboratories in the United States and is capable of directly welding different metals and alloys used in connecting bridges, crowns, loops, clasps, etc. without the need for external soldering materials. The biggest advantages of laser welding, as compared to soldering, are the stronger bonds and reduced labor costs.


MARKETING AND SALES

      Marketing activities for the Company's product lines include the presentation of its product lines at domestic and international trade shows. The marketing and sales staff conduct professional meetings, conferences and in-person and telephone sales calls. The Company also engages independent manufacturers' representatives for the sale of its products. Foreign sales of its products are made primarily through foreign equipment distribution organizations and representatives, and by Quantronix GmbH, its German subsidiary. Quantronix GmbH is engaged in the business of marketing, distributing, integrating and servicing laser systems (for industrial, semiconductor, scientific and dental products) manufactured at the Company's Hauppauge, New York and Orlando, Florida facilities. The sales territory covered by Quantronix GmbH is primarily in Europe. The staff of twenty-three includes seven engineers who install and service all products including complex semiconductor, scientific, and other industrial systems. In addition, Quantronix GmbH provides spare parts for its installed base.

     The following table represents a breakdown between the Company's domestic and foreign revenues for the years ended December 31, 1996, 1995 and 1994 (in thousands of dollars).


                       1996             1995              1994
                 Dollars  Percent  Dollars  Percent  Dollars  Percent

DOMESTIC         $37,781    66%    $27,513    63%    $24,301    72%
FOREIGN           19,681    34%     16,401    37%      9,250    28%
                 _______  _______  _______   ______  _______  _______

TOTAL            $57,462   100%    $43,914   100%    $33,551   100%


MANUFACTURING

     The Company assembles its products at its facilities in Hauppauge, New York; Orlando, Florida; Oxnard, California; Cambridge, Massachusetts; and Chatsworth, California. The Company relies upon unaffiliated suppliers for the material components and parts used to assemble its products. Most parts and components purchased from suppliers are available from multiple sources. To date, the Company has not experienced any significant delays in obtaining parts and components for its products. The Company believes that it will be able to continue to obtain most required components and parts from a number of different suppliers, although there can be no assurance thereof. Lack of availability of certain components could require major redesign of the products resulting in production delays.


WARRANTY AND CUSTOMER SERVICES

      The Company's warranty for all of its new products varies between three months and twelve months. The Company also provides field support services on an individual call basis, services maintenance contracts and provides customer support services by telephone to customers with operational and service problems.


RESEARCH AND DEVELOPMENT

      Due to the intense competition and rapid technological change in the laser and optical industries, the Company believes that it must continue to improve and refine its existing products and systems and develop new applications for its technology. Research and development expenses for the years ended December 31, 1996, 1995, and 1994 were $4,406,364, $3,096,934 and $2,393,654, respectively.


COMPETITION

      The laser industry is subject to intense competition and rapid technological change. Several of the Company's competitors are substantially larger and have greater financial and other resources than the Company. Competition among laser manufacturers extends to attracting and retaining qualified technical personnel. The overall competitive position of the Company will depend primarily upon a number of factors, including the price and performance of its products, the compatibility of its products with existing laser systems and the Company's overall reputation in the laser industry.

      In the scientific market, a number of competitors, including Spectra-Physics, Inc. and Coherent, Inc., which are believed to be the industry's two largest companies, produce Ti:Sapphire lasers.

      The Company's industrial laser products for material marking applications compete primarily with those manufactured by A.B. Laser and Lumonics. These products have generally been subject to intense price competition in recent years.

      In the semiconductor photomask repair market, the Company primarily competes with NEC. Semiconductor products have recently been subject to market saturation conditions and the rapid advances in miniaturization of integrated circuits and computers. These factors are behind the Company's commitment to develop its next generation mask repair products.

      In the dental laser market, the Company competes with several manufacturers including American Dental Technologies and Sunrise
Technologies.

      In light and color measurement, the major competitor to the Company's Spectra product is Minolta. Minolta has approximately a 30% to 35% worldwide market share compared with Photo Research's 20% to 25% share. In the on-line video inspection market, the Company is the technical leader with Dynacolor and EeRise as its key competitors.

      In the laser scanner market, the Company has only one significant competitor, General Scanning, which has an estimated current market share of 65%. This competitor was also one of the Company's largest U.S. customers in 1996 and 1995. The Company has a significant market presence in Europe and Japan with 45% of laser scanner sales being outside the United States.


BACKLOG

      As of December 31, 1996, the Company had a backlog of firm orders of approximately $13.5 million as compared to a backlog of $14.0 million as of December 31, 1995. The Company believes that the current backlog will be filled during the present fiscal year. Historically, backlog is shipped within 90 days from the order date.


PATENTS AND LICENSES

      The Company has several United States patents covering a wide variety of its products and has applications pending in the United States patent office. There can be no assurance that any other patents will be issued to the Company or that such patents, if and when issued, will provide any protection or benefit to the Company. Although the Company believes that its patents and its pending patent applications are valuable, the Company does not consider the ownership of patents essential to its business. The Company believes that, in general, the best protection of proprietary technology in the laser industry will come from market position, technical innovation and product performance.
There is no assurance that any of these advantages will be realized by the Company.


GOVERNMENT REGULATION

      The Company is subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health of the FDA. Among other things, these regulations require a laser manufacturer to file new product and annual reports, to maintain quality control, product testing and sales records, to distribute appropriate operating manuals, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. The Company believes that it is currently in compliance with these regulations.

      There are two principal methods by which FDA regulated products may be marketed in the United States. One method is an FDA pre-market notification filing under Section 510(k) of the Food, Drug and Cosmetics Act (a "510(k) Application"). Applicants under the 510(k) procedure must demonstrate that the device for which approval is sought is substantially equivalent to devices on the market prior to the Medical Device Amendments of 1976 or devices approved thereafter pursuant to the 510(k) procedure. The review period for a 510(k) Application is 90 days from the date of filing the application. While applications not rejected within the 90-day period are deemed approved, applicants typically defer marketing until a favorable response to the 510(k) Application is received from the FDA. In 1992, the Company's three dental products received 510(k) approval for use in soft tissue applications.

      The alternate method, where section 510(k) is not available, is to obtain pre-market approval ("PMA") from the FDA. Under the PMA procedure, the applicant must obtain an investigational device exemption before beginning the substantial clinical testing required to determine the safety, efficacy and potential hazards of the product. The preparation of a PMA application is significantly more complex and time consuming than the 510(k) Application. The review period under a PMA application is 180 days from the date of filing but the application is not automatically deemed approved if not rejected during the period and the FDA often responds with requests for additional information or clinical reports. The PMA approval process can take up to several years.

      The FDA also imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. The FDA also may require post-market testing and surveillance programs to monitor a product's effects. There can be no assurance that the appropriate approvals from the FDA will be granted, that the process to obtain such approvals will not be excessively expensive or lengthy or that the Company will have sufficient funds to pursue such approvals at the time they are sought. The failure to receive requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such approvals, would prevent the Company from commercializing its products as anticipated and would have a materially adverse effect on the business of the Company.


FOREIGN REGULATORY REQUIREMENTS

      Foreign sales of the Company's dental and medical laser systems are or will be subject in each case to approval by the recipient country. Regulatory requirements vary widely among the countries, from electrical approvals to clinical applications similar to the PMA applications filed with the FDA for sales in the United States. The Company has obtained appropriate approvals, for its dental products, in Japan, Korea and certain European countries including Germany.


EMPLOYEES

      As of December 31, 1996, the Company had 277 full-time employees, consisting of 9 executive officers, 83 engineering and technical personnel, 37 marketing and sales personnel and 148 manufacturing, administrative and sales support personnel. The Company believes that its relations with its employees are good. None of the Company's employees is represented by a union.


FINANCIAL INFORMATION ABOUT FOREIGN AND
DOMESTIC OPERATIONS AND EXPORT SALES

      For the years ended December 31, 1996, 1995 and 1994, the Company had net sales to customers in foreign countries amounting to approximately $19.7 million, $16.4 million and $9.3 million, respectively (approximately 34%, 37% and 28% of total net sales and services, respectively). These sales included sales by Quantronix GmbH, the Company's German subsidiary. Quantronix GmbH buys laser systems, spare parts and related consumable materials from Quantronix and Control Laser, the Company's New York and Florida subsidiaries, for resale to European and other foreign customers, and also furnishes field repair services. See Note 12 of the "Notes to Consolidated Financial Statements."

       Foreign currency translation for Quantronix GmbH, the Company's subsidiary in Germany, is performed utilizing the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, except for property, plant and equipment which is translated at historical rates, while revenues, costs and other expenses are translated at the average exchange rate for the reporting period.
The resulting translation adjustment of $(78) thousand and $58 thousand at December 31, 1996 and 1995, respectively, is included as a component of stockholders' equity. Currency and exchange rate fluctuations from transaction gains and losses resulted in a net loss of $178 thousand for the year ended December 31, 1996, and net gains of approximately $115 thousand and $177 thousand for the years ended December 31, 1995 and 1994, respectively. Such amounts are based upon the accounting treatment of foreign intercompany balances and transaction gains and losses.


ITEM 2.    PROPERTIES

      Excel leases approximately 2,900 square feet in New York City, from an unaffiliated landlord for its corporate offices. The lease is for a five-year period at an average annual rent of $108,000, and expires in November 2001.

       Quantronix leases approximately 28,000 square feet in Hauppauge, New York from an unaffiliated landlord for its executive offices and for sales, service and manufacturing. The lease is for a five-year period ending in November 1997, at an average annual rent of approximately $230,000. Excel's principal executive office is maintained in the Hauppauge facility, where financial and accounting functions of the Company are performed.

      Control Laser leases a building containing approximately 50,000 square feet in Orlando, Florida from an unaffiliated landlord, which it utilizes for administrative offices and laser manufacturing operations. Annual rent is approximately $240,000. The lease expires in December 2001.

      Optical leases a 14,000 square foot building in Oxnard, California from an unaffiliated landlord for manufacturing purposes, at an annual rent of approximately $90,000. The lease term expires in December 1998.

      Cambridge leases a 17,000 square foot building in Cambridge, Massachusetts from an unaffiliated landlord for manufacturing operations and administrative offices. The lease is for a ten-year period ending in October 2006, at an annual rent of approximately $150,000 through 2003 and $175,000 from November 2003 through October 2006.

      Quantronix GmbH leases approximately 7,500 square feet of office space, used for sales and service, in Darmstadt, Germany from an unaffiliated landlord at an average annual rent of approximately
$106,000.  The lease expires in June 1998.

     Photo Research occupies a 36,000 square foot facility located in Chatsworth, California leased from an unaffiliated landlord for manufacturing operations and administrative offices, at an annual rent of approximately $480,000. The lease expires in June 1998.


ITEM 3.    LEGAL PROCEEDINGS


    From time to time, the Company has disputes that arise in the ordinary course of its business, none of which the Company believes
should have a material impact on its business.    There are no material
pending legal proceedings to which the Company or its subsidiaries is a party or to which any of their property is subject.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                  None.


                                 PART II
                                 _______

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

      The Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "XLTC" since May 1991, the date of the Company's initial public offering, and on the NASDAQ National Market System since October 2, 1992. The following table sets forth the high and low bid quotations reported on NASDAQ for the Common Stock for the periods indicated.

           Year ended:              High           Low

           December 31, 1996
                First Quarter       9-3/8          6-1/2
                Second Quarter     11-3/4          7-7/8
                Third Quarter       9-5/8          6-3/4
                Fourth Quarter      9-1/8            7

           December 31, 1995
                First Quarter       4-7/8          3-5/8
                Second Quarter        5            3-7/16
                Third Quarter       6-3/8          4-1/8
                Fourth Quarter      7-1/8          4-1/4


      The above quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

      As of March 21, 1997, there were approximately 972 holders of record of Common Stock. Since many shares are registered in street name, the number of beneficial owners is considerably higher.

      The Company has never paid cash dividends on its Common Stock. In April 1996 the Company paid a $0.40 per share dividend on its Preferred Stock. In May 1996, the Company exercised its option to redeem all Preferred Shares that were not converted. Therefore no cash dividends will be paid to holders of Preferred Stock. Payment of dividends to holders of the Common Stock is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business.


ITEM 6.    SELECTED FINANCIAL DATA

      The following tables summarize certain consolidated financial data which should be read in conjunction with the reports of the Company's independent auditor and the more detailed consolidated financial statements and notes thereto which appear elsewhere herein.



STATEMENT OF OPERATIONS DATA

                                                                 YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------

                                            1996          1995           1994           1993          1992<F1>


Net sales and services                      $57,462,263   $43,914,222    $33,550,842    $29,027,825   $ 5,163,514
Net earnings (loss)                           4,892,826    (1,595,835)     1,890,279      2,878,419    (8,566,668)

Net earnings (loss) per share
  Primary                                   $0.50         $(0.21)        $0.22          $0.41         $(2.03)
  Fully diluted                             $0.50         $(0.21)        $0.22          $0.37         $(2.03)

Weighted average common and common
  equivalent shares outstanding
    Primary                                 9,618,461     8,281,194      7,901,749      6,423,987     4,211,371
    Fully diluted                           9,862,102     8,281,194      8,720,815      7,814,039     4,211,371

Common Stock cash dividends                         0             0              0              0             0
Preferred stock cash dividends                      0       162,137        187,981        268,258             0



BALANCE SHEET DATA
                                                                       DECEMBER 31,
                                            ----------------------------------------------------------------------

                                            1996          1995           1994           1993          1992<F1>

Total assets                                $39,940,934   $43,007,614    $33,082,983    $23,909,913   $16,464,721
Total liabilities                            10,924,594    20,948,036      9,727,602      8,959,774    10,637,416
Working capital                              17,492,287    17,609,490     20,963,663     12,196,774     3,074,953
Stockholders' equity                         29,016,340    22,059,578     23,355,381     14,950,139     5,827,305
Long-term liabilities                                 0     7,573,320      3,348,141      2,958,880     3,083,880


<F1>
Includes operations for Quantronix from the date of acquisition (October 1, 1992) through December 31, 1992.





ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto set forth elsewhere herein.


OVERVIEW

      The Company achieved revenues of approximately $57.5 million for the year ended December 31, 1996 as compared to approximately $43.9 and $33.6 million for the years ended December 31, 1995 and 1994, respectively. Earnings (loss) before provision for income taxes were approximately $7.1million, ($1.1) million and $2.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The net earnings
(loss) and earnings (loss) per share on a fully diluted basis were approximately $4.9 million and $0.50 per share in 1996, ($1.6) million and ($0.21) per share in 1995 and $1.9 million and $0.22 per share in 1994. Due to the loss in 1995, common stock equivalents and the conversion of preferred shares were antidilutive and were not included in the fully diluted earnings per share in 1995.

      The following table presents consolidated financial data for the years ended December 31, 1996, 1995 and 1994 (in thousands of dollars and as a percentage of total net sales and services.)



RESULTS OF OPERATIONS
                                                1996                   1995                   1994
                                         Dollars    Percent      Dollars   Percent     Dollars    Percent
                                         ------------------      -----------------     ------------------

Net Sales and Services                    57,462    100.0        43,914    100.0       33,551    100.0
Cost of Sales                             31,004     54.0        24,863     56.6       18,744     55.9
                                          ______    _____        _______   ______      ______    ______

Gross Margin                              26,458     46.0        19,051     43.4       14,807     44.1

Operating Expense:
Selling and Marketing                      9,743     17.0         7,204     16.4        5,560     16.6
General and Administrative                 4,212      7.3         4,450     10.1        3,752     11.2
Research and Development                   4,406      7.7         3,097      7.1        2,394      7.1
Amortization of Goodwill                     508      0.9           469      1.1          229      0.6
Litigation Settlement                          0      0.0         3,400      7.7          300      0.9
                                          ______    _____        _______   ______      ______    ______

Earnings from Operations                   7,589     13.1           431      1.0        2,572      7.7
Non-Operating expense (income)               511      0.8         1,552      3.5         (143)    (0.4)
                                          ______    _____        _______   ______      ______    ______

Earnings (loss) before provision
  for income taxes                         7,078     12.3        (1,121)    (2.5)       2,715      8.1

Provision for Income taxes                 2,185      3.8           475      1.1          825      2.5
                                          ______    _____        ______    ______      ______    ______


Net Earnings (loss)                        4,893      8.5        (1,596)    (3.6)       1,890      5.6
                                          ______    _____        _______   ______      ______    ______
                                          ______    _____        _______   ______      ______    ______

NET SALES AND SERVICES

     Net sales and services for the year ended December 31, 1996 increased to $57.5 million from $43.9 million in 1995 and from $33.6 million in 1994. The increase from 1995 to 1996 of $13.6 million or 31.0 percent was primarily attributable to the inclusion of Photo Research's operations for an entire year (increase of approximately $5 million) and increased sales of industrial and scientific/OEM products, offset in part by reduced medical product revenues. The increase in from 1994 to 1995 of $10.3 million or 31 percent was primarily attributable to the acquisition of Cambridge and Photo Research which accounted for $8.4 million. In addition, in 1995, Quantronix GmbH (comprised of scientific, OEM and medical revenue), the industrial product line and medical, scientific/OEM product lines all realized moderate increases in sales which were partially offset by a reduction in semiconductor DRS sales.

GROSS MARGINS AND COST OF SALES

      Gross margins as a percentage of sales increased to 46.0 percent in 1996 from 43.4 percent in 1995 and 44.1 percent in 1994. Cost of sales and services increased to $31.0 million in 1996 from $24.9 million in 1995 and $18.7 million in 1994. The increase in gross margins as a percentage of sales was primarily due to the inclusion of an entire year of operations of Photo Research which experiences higher gross margins. The decrease from 1994 to 1995 was primarily due to lower gross margins experienced by Quantronix GmbH, the Company's German operation (which accounted for a greater percentage of total sales), and the lack of DRS sales in 1995.

OPERATING EXPENSES

      Selling and Marketing

     Selling and marketing expenses increased to $9.7 million in 1996 from $7.2 million in 1995 and $5.6 million in 1994. The increase of $2.5 million or 34.7 percent was primarily attributable to the acquisition of Photo Research and the increased sales volume. Selling and marketing expenses as a percentage of sales increased from 16.6 percent in 1994 and 16.4 percent in 1995 to 17.0 percent in 1996. The increase of $1.6 million or 29 percent from 1994 to 1995 was primarily attributable to the acquisition of Cambridge and Photo Research and increased sales.

      General and Administrative

      General and administrative expenses decreased to $4.2 million in 1996 from $4.5 million in 1995 and $3.8 million in 1994. The decrease of $240 thousand or 5 percent from 1995 to 1996 was due to the one time $300 thousand compensation charge in 1995 related to the resignation of the former Chairman and CEO, offset by the addition of Photo Research. The increase of $700 thousand or 18 percent from 1994 to 1995 was due to the acquisitions of Photo Research and Cambridge and $300 thousand in compensation related to the resignation of the former Chairman and CEO. General and administrative expenses as a percentage of sales decreased from 10.1 percent in 1995 to 7.6 percent in 1996 due to increased efficiencies.

      Research and Development

      Research and development costs for the year ended December 31, 1996 were $4.4 million as compared to $3.1 million and $2.4 million for the years ended December 31, 1995 and 1994, respectively. The increase of $1.3 million or 42 percent from 1995 to 1996 was due to the inclusion of a full year's R&D for Photo Research and increased R&D efforts in all subsidiaries. The primary reason for the increase of $700 thousand or 29 percent from 1994 to 1995 was due to the acquisition of Photo Research and Cambridge Technology and the development efforts toward the DRSII 850 and the DRSIII.

      Amortization of Goodwill

      The amortization of the excess of cost over fair value of the net assets of businesses acquired of $508 thousand, $469 thousand and $229 thousand for the years ended December 31, 1996, 1995 and 1994, respectively, was a result of the acquisition of Quantronix in October 1992, Cambridge in February 1995 and Photo Research in October 1995. The increase from 1995 to 1996 was due to the full year of amortization for Photo Research.

      Litigation Settlement

      Litigation settlement costs for the year ended December 31, 1995 were $3.4 million of which $2.7 million was for the SBIR settlement with the U.S. Department of Justice and $700 thousand for legal expenses related to the SBIR investigation. In 1994, the Company incurred $300 thousand relating to the investigation of the Company's SBIR grants.

      Other Income/Expense

      Interest expense was $608 thousand, $691 thousand and $347 thousand for the years ended December 31, 1996, 1995 and 1994, respectively. Interest expense decreased $84 thousand or 12.2 percent from 1995 to 1996 due to the reduced debt level in 1996. The increase of $344 thousand or 99 percent from 1994 to 1995 was due to interest on increased term loans of $7.5 million related to the acquisitions of Cambridge Technology and Photo Research, which was offset by a reduction in interest from the revolving line of credit which was reduced by $1.8 million.

      The decrease in interest income of $102 thousand from $395 thousand in 1995 to $294 thousand in 1996 was due to the reduced average investment levels in 1996 that resulted from prepayments in long-term debt. The increase in interest income from $309 thousand for the year ended December 31, 1994 to $395 thousand for the year ended December 31, 1995 was due to interest on higher average investments during 1995.

      Other income/expense for the year ended December 31, 1996 was $200 thousand of expense compared to $1.26 million in 1995. The decrease in expense was due primarily to the elimination of investment losses in 1996. Other income/expense for the year ended December 31, 1995 decreased to $1.26 million in expense from an income of $181 thousand in
1994.   The increased expense was primarily related to the  loss on sale
of investments.   In 1995, the former Chairman and CEO invested  $3.8
million in an equity security of which $1.0 million was authorized by the board of directors. The Company incurred substantial losses on this investment for which the former Chairman entered into an agreement indemnifying the Company against any losses incurred on the unauthorized portion of the investment. As part of the former Chairman's termination agreement, in complete satisfaction of the indemnified investment loss, the former Chairman delivered to the Company for cancellation his stock options valued by the Company at approximately $1.3 million.


LIQUIDITY AND CAPITAL RESOURCES

      Working capital at December 31, 1996 and 1995 was approximately the same at $17.5 million and $17.6 million, respectively. Cash and cash equivalents increased by approximately $600 thousand from December 31, 1995 to December 31, 1996. Such increase is primarily attributable to $5.8 million of cash flows from operations in 1996 and $2.2 million of proceeds from the exercise of stock options and warrants, substantially offset by the reduction in long-term debt and notes payable. The decrease in working capital of $3.4 million from $21.0 million in 1994 to $17.6 million in 1995 is primarily attributable to the loss incurred in 1995 and an increase in the current portion of long term debt and notes payable of $3.2 million offset in part by the positive working capital from acquisitions.

      The Company had capital expenditures of approximately $1.56 million for the year ended December 31, 1996 and has plans to expend approximately the same amount in 1997. The Company had capital expenditures of approximately $782 thousand for the year ended December 31, 1995.

      On June 30, 1994, the Company entered into a $5 million revolving line of credit agreement with U S Trust, (the "Bank") which matures in March 1998. At December 31, 1996 the Company had no borrowings and had all $5.0 million available for borrowing under the line of credit.

      On February 14, 1995, the Company acquired all of the outstanding shares of capital stock of Cambridge in exchange for $4.75 million, consisting of $4.5 million in cash (of which $3.5 million was paid on February 14, 1995) and $250 thousand in shares of Excel Common Stock (which was paid on February 14, 1995). On March 31, 1995, the Company borrowed $4.0 million from the Bank, requiring monthly payments of $67 thousand plus interest through April 2000. Of the balance due on the acquisition price, $600 thousand was paid on March 5, 1996 and $400 thousand was paid on February 17, 1997. Pursuant to the acquisition agreement, additional payments were to be made if Cambridge met certain performance goals during the first two fiscal years after the acquisition. In connection therewith, the Company paid $731 thousand for 1995 and $323 thousand for 1996 based on the attainment of these performance goals as defined in the acquisition agreement.

      On October 2, 1995, the Company acquired substantially all of the net assets and property utilized in connection with the business of Photo Research from Kollmorgen Instruments Corporation for $3.53 million in cash. The Company utilized its own cash to finance the Photo Research acquisition. On October 23, 1995, the Company obtained a $3.5 million five-year term loan from the Bank requiring monthly payments of $58 thousand plus interest through November 2000.

      On December 31, 1996, the Company had an outstanding balance of $1.85 million on its term loans with the Bank. The Company classified the outstanding term debt in the current portion of long-term debt, as it was repaid on January 20, 1997.
      The Company estimates that its current resources and anticipated cash to be generated from operations will be sufficient to meet its cash requirements for at least the next 12 months.

      In the opinion of management, inflation has not had a material effect on the operations of the Company.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Follow on next page.


                         EXCEL TECHNOLOGY, INC.

             Index to Consolidated Financial Statements and
           Financial Statement Schedule filed with the Annual
                   Report of the Company on Form 10-K
                  For the Year Ended December 31, 1996.


                                                                    Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . .     16

Consolidated Financial Statements:

     Balance Sheets as of December 31, 1996 and 1995 . . . . . .     17

     Statements of Operations for each of the three years in the
     period ended December 31, 1996. . . . . . . . . . . . . . .     18

     Statements of Stockholders' Equity for each of the three years
     in the period ended December 31, 1996.. . . . . . . . . . .     19

     Statements of Cash Flows for each of the three years in the
period ended December 31, 1996.. . . . . . . . . . . . . . . .       20

     Notes to Consolidated Financial Statements. . . . . . . . .  21 - 34


Additional Financial Information Pursuant to the
Requirements of Form 10-K:

     Schedule II - Valuation and Qualifying Accounts and Reserves. . 35

____________

Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements or notes thereto.

<AUDIT-REPORT>

                     Independent Auditors' Report
                     ____________________________

Board of Directors and Stockholders
Excel Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Excel Technology, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Technology, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               KPMG PEAT MARWICK LLP

Jericho, New York
January 28, 1997

<\AUDIT-REPORT>



                                       EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                                             Consolidated Balance Sheets
                                              December 31, 1996 and 1995

                                                                          1996                      1995
                        Assets
Current assets:
   Cash and cash equivalents                                          $ 2,910,982                 2,326,932
   Investments                                                          4,076,045                 5,887,693

   Prepaid and refundable income taxes                                    124,492                   503,741
   Accounts receivable, less allowance for doubtful accounts
     of $276,000 in 1996 and $377,000 in 1995                           9,145,460                 7,353,479
   Inventories                                                         10,977,407                13,290,729
   Deferred income taxes                                                  650,200                 1,325,200
   Other current assets                                                   532,295                   301,532
                                                                      ___________                __________

                        Total current asset                            28,416,881                30,989,306
                                                                      ___________                __________

Property, plant and equipment, net                                      2,475,586                 1,777,917
Other assets                                                              701,896                   794,518
Deferred income taxes                                                   1,854,000                        --
Excess of cost over fair value of net assets of businesses
   acquired, net of accumulated amortization of $1,479,628 in
      1996 and $971,504 in 1995                                         6,492,571                 9,445,873
                                                                      ___________                __________

                                                                      $39,940,934                43,007,614
                                                                      ___________                __________
                                                                      ___________                __________

         Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt                                    1,923,024                 1,550,704
   Notes payable, current                                               1,288,282                 2,019,257
   Accounts payable                                                     2,161,740                 3,052,543
   Accrued expenses and other current liabilities                       5,551,548                 6,757,312
                                                                      ___________                __________

                        Total current liabilities                      10,924,594                13,379,816
                                                                      ___________                __________

Long-term debt, less current installments                                      --                 6,699,457
                                                                      ___________                __________

Long-term notes payable                                                        --                   868,763
                                                                      ___________                __________

Stockholders' equity:
   Series 1 redeemable convertible preferred stock, par value
     $.001 per share (liquidation preference $5 per share):
        2,000,000 shares authorized; no shares issued in
           1996 and 405,342 shares issued in 1995.                             --                       405

   Common stock, par value $.001 per share: 20,000,000 shares authorized, 9,189,265 issued and outstanding shares in 1996
         and 8,347,453 shares in 1995                                       9,189                     8,347
   Additional paid-in capital                                          31,559,063                29,360,278
   Accumulated deficit                                                (2,474,327)               (7,367,153)
   Foreign currency translation adjustment                               (77,585)                    57,701
                                                                      ___________                __________

                                                                       29,016,340                22,059,578
                                                                      ___________                __________

                                                                      $39,940,934                43,007,614
                                                                      ___________                __________
                                                                      ___________                __________

See accompanying notes to consolidated financial statements.


                                      EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                       Years Ended December 31, 1996 and 1995

                                                                      1996             1995             1994

Net sales and services                                             $57,462,263      43,914,222      33,550,842

Cost of sales and services                                          31,004,440      24,862,687      18,744,001
                                                                   ___________      __________      __________

Gross profit                                                        26,457,823      19,051,535      14,806,841

Operating expenses:
   Selling and marketing                                             9,742,409       7,204,268       5,560,119
   General and administrative                                        4,212,261       4,449,637       3,752,074
   Research and development                                          4,406,364       3,096,934       2,393,654
   Amortization of excess cost over fair value
     of net assets of businesses acquired                              508,124         468,681         229,128

   Litigation settlement and related expenses                               --       3,400,018         300,000
                                                                   ___________      __________      __________

                                                                    18,869,158      18,619,538      12,234,975
                                                                   ___________      __________      __________

Earnings from operations                                             7,588,665         431,997       2,571,866

Non operating expenses (income):
   Interest expense                                                    608,349         691,415         346,722
   Interest income                                                    (294,114)       (395,429)       (308,937)
   Other expense (income), net                                         196,902       1,256,506        (181,198)
                                                                   ___________      __________      __________

Earnings (loss) before provision for income taxes                    7,077,528      (1,120,495)      2,715,279

Provision for income taxes                                           2,184,702         475,340         825,000
                                                                   ___________      __________      __________

Net earnings (loss)                                                  4,892,826      (1,595,835)      1,890,279

Preferred stock dividends                                               54,273         162,137         187,981
                                                                   ___________      __________      __________

Net earnings (loss) available to common shareholders               $ 4,838,553      (1,757,972)      1,702,298
                                                                   ___________      __________      __________
                                                                   ___________      __________      __________

Earnings (loss) per share                                          $      0.50           (0.21)           0.22
                                                                   ___________      __________      __________
                                                                   ___________      __________      __________
Weighted average common and common equivalent
 shares outstanding                                                  9,618,461       8,281,194       7,901,749

Fully diluted earnings per share for each year were the same as earnings per share.

See accompanying notes to consolidated financial statements

                                          EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Stockholders  Equity
                                       Years Ended December 31, 1996, 1995 and 1994


                                                                                         Foreign    Unrealized
                                                                 Additional              currency    gain on
                               Preferred Stock    Common Stock    paid-in   Accumulated translation marketable
                               Shares  Amounts   Shares  Amounts  capital     deficit   adjustment  securities    Total
                               _______ _______  ________ _______ __________ ___________ ___________ __________ ___________


Balance at December 31, 1993     748,578   749  6,650,641  6,651 22,367,358 (7,375,377)    (49,242)       0   14,950,139
Shares issued in connection
  with the exercise of Class
  A warrants (net of related
  costs of $860,000)                   0     0  1,242,360  1,242  6,594,609          0           0        0    6,595,851
Exercise of common stock
  options                              0     0     18,198     18     79,726          0           0        0       79,744
Conversion of preferred stock   (278,626) (279)   278,626    279          0          0           0        0            0
Preferred stock dividend               0     0          0      0          0   (124,083)          0        0     (124,083)
Unrealized loss on marketable
  securities                           0     0          0      0          0          0           0  (60,571 )    (60,571)
Foreign currency translation
  adjustment                           0     0          0      0          0          0      24,022        0       24,022
Net income for the year                0     0          0      0          0  1,890,279           0        0    1,890,279
                                ________  _____ _________  _____ __________ ___________   _________ ________  __________

Balance at December 31, 1994     469,952   470  8,189,825  8,190 29,041,693 (5,609,181)    (25,220) (60,571)  23,355,381
Common stock issued to
  acquire Cambridge                    0     0     62,500     62    249,938          0           0        0      250,000
Exercise of common stock
  options and warrants                 0     0     30,518     30     68,647          0           0        0       68,677
Conversion of preferred stock    (64,610)  (65)    64,610     65          0          0           0        0            0
Preferred stock dividend               0     0          0      0          0   (162,137)          0        0     (162,137)
Unrealized gain on marketable
  securities                           0     0          0      0          0          0           0   60,571       60,571
Foreign currency translation
  adjustment                           0     0          0      0          0          0      82,921        0       82,921
Net loss for the year                  0     0          0      0          0 (1,595,835)          0        0   (1,595,835)
                                ________  _____ _________  _____ __________ ___________   _________ ________  __________

Balance at December 31, 1995     405,342   405  8,347,453  8,347 29,360,278 (7,367,153)     57,701        0   22,059,578
Exercise of common stock
  options and warrants                 0     0    436,470    437  2,198,785          0           0        0    2,199,222
Conversion of preferred stock   (405,342) (405)   405,342    405          0          0           0        0            0
Foreign currency translation
  adjustment                           0     0          0      0          0          0    (135,286)       0     (135,286)
Net income for the year                0     0          0      0          0  4,892,826           0        0    4,892,826
                                ________  _____ _________  _____ __________ ___________   _________ ________  __________

Balance at December 31, 1996           0     0  9,189,265  9,189 31,559,063 (2,474,327)    (77,585)       0   29,016,340
                                ________  _____ _________  _____ __________ ___________   _________ ________  __________
                                ________  _____ _________  _____ __________ ___________   _________ ________  __________

See accompanying notes to consolidated financial statements


                                      EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                    Years Ended December 31, 1996, 1995 and 1994

                                                                      1996             1995             1994
Cash flows from operating activities:
   Net income (loss)                                               $ 4,892,826      (1,595,835)      1,890,279
   Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                1,371,942       1,247,610         713,021
        Loss on disposal/sale of property, plant and equipment               0               0          38,179
        Provision for bad debts                                         82,743         102,784         (82,000)
        Deferred income taxes                                          735,000        (618,000)        394,000
        Changes in operating assets and liabilities, net of
          effects from acquisitions:
             (Increase) decrease in accounts receivable             (1,874,724)        689,991      (1,763,347)
             Decrease (increase) in inventories                      2,313,322      (3,593,640)       (965,247)
             (Increase) decrease in prepaid and refundable
                income taxes and other current assets                  157,486         282,437        (140,828)
             Decrease (increase) in other assets                        92,622          (2,224)       (717,193)
             (Decrease) increase in accounts payable                  (890,803)        258,434         458,791
             (Decrease) increase in accrued expenses and
                other liabilities                                   (1,043,627)      1,991,247          17,876
             Proceeds from sale of trading securities                        0       4,473,779               0
                                                                   ____________     ___________     ___________
                  Net cash provided by (used in)
                     operating activities                            5,836,787       3,236,583        (156,469)
                                                                   ____________     ___________     ___________


Cash flows from investing activities:
   Cash paid for acquisitions, net of cash acquired                 (1,331,237)     (6,775,179)              0
   Purchases of equipment                                           (1,561,487)       (781,984)       (729,116)
   (Purchase) redemption of investments, net                         1,811,648               0      (5,983,559)
   Proceeds from sale of assets                                        522,178               0               0
                                                                   ____________     ___________     ___________

                  Net cash used in investing activities               (558,898)     (7,557,163)     (6,712,675)
                                                                   ____________     ___________     ___________

Cash flows from financing activities:
   Proceeds from exercise of common stock options and warrants,
     net of expenses                                                 2,199,222          68,677       6,675,595

   Payment of preferred stock dividend                                (162,137)       (186,941)       (204,360)
   Payments on notes payable                                          (268,501)        370,165         113,545
   (Payments of) proceeds from borrowings on long term debt
      and revolving credit line, net                                (6,327,137)      4,767,542         257,892
                                                                   ____________     ___________     ___________

                  Net cash provided by (used in)
                     financing activities                           (4,558,553)      5,019,443       6,842,672
                                                                   ____________     ___________     ___________

Effect of exchange rate changes on cash and cash equivalents            (6,721)            930           1,925

Effect of exchange rate changes on assets and liabilities             (128,565)         81,991          22,098
                                                                   ____________     ___________     ___________

Net increase (decrease) in cash and cash equivalents                   584,050         781,784          (2,449)
                                                                   ____________     ___________     ___________

Cash and cash equivalents - beginning of year                        2,326,932       1,545,148       1,547,597


Cash and cash equivalents - end of year                            $ 2,910,982       2,326,932       1,545,148
                                                                   ____________     ___________     ___________
                                                                   ____________     ___________     ___________

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
   Interest                                                        $   606,801         691,415         317,297
                                                                   ____________     ___________     ___________
                                                                   ____________     ___________     ___________

   Income taxes                                                    $ 1,577,756         617,338         409,348
                                                                   ____________     ___________     ___________
                                                                   ____________     ___________     ___________

See accompanying notes to consolidated financial statements.



                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                       December 31, 1996 and 1995


(1)   Summary of Significant Accounting Policies

   (a)   Principles of Consolidation

   The consolidated financial statements include the accounts of Excel Technology, Inc. (Excel), its wholly- owned subsidiaries, Photo Research, Inc. (Photo Research), Cambridge Technology, Inc.(Cambridge), Control Laser Corporation and Quantronix Corporation (Quantronix), and Quantronix's wholly-owned subsidiaries, The Optical Corp., Quantronix International Corporation (a FSC) and Quantronix GmbH (collectively referred to as the Company). All material intercompany transactions and balances have been eliminated in consolidation.

   (b)   Nature of Business

   Excel designs, develops, manufactures and markets laser systems and electro-optical components, primarily for the electronic, semiconductor, dental, scientific and other industrial markets.

   (c)   Revenue Recognition

   Net sales and services are recognized when the earnings process is complete, either upon shipment of products or performance of services.

   (d)   Investments and Cash Equivalents

   Investments, which consist primarily of commercial paper in 1996 and equity securities and commercial paper in 1995, are recorded at fair value. The Company records debt and equity securities that have readily determinable fair values at fair value unless they are classified as held to maturity. Investments are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, investments are classified as trading securities or securities available for sale. Unrealized gains or losses for securities available for sale are excluded from earnings and reported as a net amount as a separate component of stockholders' equity. Unrealized holding gains and losses for trading securities are included in earnings. The Company has classified its investments as trading securities as of December 31, 1996 and 1995. Investments with original maturities of three months or less at the time of purchase are considered cash equivalents.

   (e)   Inventories

   Inventories consist of material, labor and overhead and are stated at the lower of average cost or market. Average cost approximates actual cost on a first-in, first-out basis.

   (f)   Depreciation and Amortization

   The Company's property, plant and equipment, recorded at cost, are depreciated or amortized over their estimated useful lives under the straight-line method. Capitalized values of property under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

   Patents are amortized over their estimated useful lives, not exceeding 17 years, using the straight-line method.

   The excess of cost over fair value of net assets of businesses acquired ("goodwill") is amortized on a straight-line basis over twenty years. The Company assesses the recoverability of unamortized goodwill based on the undiscounted projected future cash flows of the related businesses.

   In 1995, the Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The effect of the adoption was insignificant.

   (g)   Capitalized Software Development Costs

   The Company has capitalized certain computer software development costs relating to the development of the Company's third generation Defect Mask Repair System (DRS III) in accordance with Statement of Financial Accounting Standards No.86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

   Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software products is generally based upon achievement of a detail program design free of high risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology.

   Amortization of capitalized computer software costs is provided on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. An original estimated economic life of no more than four years is assigned to capitalized computer software development costs. Approximately $459,000 of software development costs, included in other long-term assets, were capitalized as of December 31, 1996 and 1995. No amortization was recorded in 1996 and 1995, as the related product has not yet been released into the marketplace, which is anticipated to occur in the first half of 1997.

   (h)   Income Taxes

   The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (i)   Foreign Currency Translation

   Foreign currency translation for the Company's German subsidiary, Quantronix GmbH, is performed utilizing the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, except for property, plant and equipment which is translated at historical rates, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustment of $(77,585) and $57,701 at December 31, 1996 and 1995 is included as a component of stockholders' equity. In addition, there were transaction gains and losses and intercompany balances not deemed long-term in nature at the balance sheet date that resulted in a net loss of $177,506 for the year ended December 31, 1996 and net gains of approximately $115,000 and $177,000 during the years ended December 31, 1995 and 1994, respectively, which is reflected in other (income) expense in the consolidated statements of operations.

   (j)   Earnings Per Share

   Primary earnings per share is calculated by dividing net earnings less preferred stock dividends by the weighted average number of common and common equivalent shares (if dilutive) outstanding during each year. Common equivalent shares consist of additional shares that would be outstanding assuming the exercise of outstanding dilutive stock options and stock warrants. Fully diluted earnings per share additionally includes the dilutive effects of assuming the conversion of convertible preferred stock and excludes the deduction of preferred stock dividends from net earnings.

   (k)   Fair Value of Financial Instruments

   Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, investments, accounts receivable, notes payable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of the Company's long-term debt approximates its book value since the interest rate is prime-based and accordingly is adjusted for market rate fluctuations.

   (l)   Use of Estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable and the estimated valuation allowance reducing the Company's deferred tax asset. Actual results could differ from those and other estimates.

   (m)   Accounting for Stock-Based Compensation

   The Company records compensation expense for employee stock options and warrants only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On January 1, 1996, the Company adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The Company has elected not to implement the fair value based accounting method for employee stock options and warrants, but has elected to disclose the pro forma net income and proforma earnings per share for employee stock option and warrant grants made in 1995 and future years as if such method had been used to account for such stock-based compensation cost as described in Standard No. 123.


(2)   Acquisitions

    On February 14, 1995, the Company acquired Cambridge Technology, Inc. ("Cambridge"), located in Cambridge, Massachusetts. Cambridge is engaged primarily in the manufacture of laser scanners, essential components to moving a laser beam with precision at a specified speed. These products have both industrial and consumer applications, such as laser marking and etching, high density laser printing and writing, digitized x-ray imaging and entertainment laser light shows and displays. The Company acquired all of the outstanding shares of capital stock of Cambridge in exchange for $4.75 million, consisting of $4.5 million in cash (of which $3.5 million was paid on February 14, 1995) and $250,000 in shares of Excel Common Stock (which was paid on February 14, 1995). Of the balance due, $600,000 was paid on March 5, 1996 and $400,000 is scheduled to be paid on February 17, 1997. Pursuant to the acquisition agreement, additional payments were to be made if Cambridge met certain performance goals during the first two fiscal years after the acquisition. In connection therewith, the Company paid $731,000 for 1995 and, as of December 31, 1996, has recorded a liability of $323,000 for 1996 based on the attainment of these performance goals as defined in the acquisition agreement. The amount owed at December 31, 1996 and 1995 of $723,000 and $2.2 million, respectively, is included in notes payable in the accompanying balance sheets. The acquisition was accounted for as a purchase and the operating results of Cambridge were included in the consolidated financial statements commencing February 1, 1995.

   On October 2, 1995, the Company acquired substantially all of the net assets and property utilized in connection with the business of Photo Research, which develops and manufactures light measuring instruments, for $3.53 million in cash. The Company utilized its own cash to finance the Photo Research acquisition. Subsequently, on October 23, 1995 the Company obtained a $3.5 million five-year term loan from U. S. Trust (the "Bank"). The acquisition was accounted for as a purchase and the operating results of Photo Research were included in the consolidated financial statements from the date of the acquisition.

   The excess of the cost of the acquisitions over the fair value of the net assets acquired, amounting to $4,830,000 for Cambridge and $1,727,000 for Photo Research, is being amortized over twenty years. During 1996 goodwill was reduced by $522,000 as a result of the sale of Cambridge's medical product line. The sales price, net of expenses, approximated the net book value of the assets sold.

   The following unaudited pro forma results of operations present, on the purchase basis of accounting, the consolidated results of operations of the Company for the years ended December 31, 1995 and 1994 as if the acquisitions had taken place on January 1, 1994 and reflect the historical results of operations of the purchased businesses adjusted for increased interest expense, goodwill amortization and increased common shares outstanding from the Cambridge acquisition.


                                                 Year ended December 31,

                                                    1995         1994
                                                 ___________  __________

                                                       (unaudited)

            Total Revenues                       $49,702,000  45,670,000
                                                 ___________  __________
                                                 ___________  __________

            Net income (loss)                    $(2,294,000)  1,210,000
                                                 ___________  __________
                                                 ___________  __________

            Net income (loss) per share          $    (0.28)        0.15
                                                 ___________  __________
                                                 ___________  __________
            Weighted average common
               shares outstanding                  8,281,194   7,964,249
                                                 ___________  __________
                                                 ___________  __________

   The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period, or of the results which may occur in the future.

(3)   Investments

   Investments at December 31, 1996 and 1995 consist entirely of trading securities.

   The fair value of trading securities by major security type at December 31, 1996 and 1995 was as follows:

                                                      Fair Value
                                                      December 31,
                                                 ______________________

                                                    1996         1995
                                                 ___________  __________

                    Commercial paper and
                       money market              $ 4,076,045   3,896,343
                    Equity securities                     --   1,991,350
                                                 ___________  __________

                                                 $ 4,076,045   5,887,693
                                                 ___________  __________
                                                 ___________  __________

      The Company recorded realized net gains of approximately $600,000 and unrealized holding losses on equity trading securities of approximately $2,200,000 included in other expense in the 1995
Consolidated Statement of Operations. In January 1996, the Company sold all of its equity securities and no further losses were realized.

(4)   Inventories
   Inventories consist of the following:
                                                      December 31,
                                                 ______________________

                                                    1996         1995
                                                 ___________  __________

                      Raw materials              $ 4,473,246   4,893,171
                      Work-in-process              5,098,370   6,269,983
                      Finished goods               1,124,538   1,759,118
                      Consigned inventory            281,253     368,457
                                                 ___________  __________

                                                 $10,977,407  13,290,729
                                                 ___________  __________
                                                 ___________  __________

(5)   Property, Plant and Equipment
   Property, plant and equipment consists of the following:
                                                      December 31,
                                                 ______________________

                             Useful life            1996        1995
                             ___________         ___________  __________

   Leasehold improvements     Lease term         $   523,304     382,021
   Fixtures and computer
      equipment                5-8 years           1,169,811     887,740
   Machinery and equipment     4-8 years           3,172,736   2,273,478
   Laboratory equipment        4-8 years             675,536     522,936
                                                 ___________  __________

                                                   5,541,387   4,066,175
   Less accumulated depreciation
     and amortization                              3,065,801   2,288,258
                                                 ___________  __________

                                                  $2,475,586   1,777,917
                                                 ___________  __________
                                                 ___________  __________


   Depreciation and amortization expense aggregated approximately
$863,000, $779,000 and $484,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

(6)   Income Taxes

   The income (loss) before provision for income taxes for the years ended December 31, 1996, 1995 and 1994 was comprised of domestic income
(loss) of $7,416,546, $(1,507,202) and $2,499,809, respectively, and foreign income (loss) of $(339,018), $386,707 and $215,470, respectively.

   The provision for income taxes consists of:

                                           Year ended December 31,
                                           1996       1995        1994
                                        _________  __________  __________

              Current:
                  Federal             $ 1,202,702     794,340     372,000
                  State and local         280,000     200,000      59,000
                  Foreign                 (33,000)     99,000           -
                                        _________  __________  __________

                                        1,449,702   1,093,340     431,000
                                        _________  __________  __________
              Deferred:
                  Federal                 735,000    (763,000)    294,000
                  State and local               -           -           -
                  Foreign                       -     145,000     100,000
                                        _________  __________  __________

                                          735,000    (618,000)    394,000
                                      $ 2,184,702     475,340     825,000

   The current provision for income taxes includes a tax benefit of $281,000 for 1996, 1995 and 1994 from utilizing Federal net operating loss carryforwards and a tax benefit of $100,000 from utilizing foreign net operating loss carryforwards in 1994. The deferred tax provision for 1996, 1995 and 1994 was increased by $190,000, $335,000 and $338,000, respectively, of tax expense from allocating acquired tax benefits to goodwill.

   The difference between the Federal statutory tax rate and the Company's effective tax rate is as follows:

                                             Year ended December 31,
                                           1996       1995        1994
                                        _________  __________  __________

   Taxes at statutory Federal income
     tax rate                          $2,406,400   (381,000)    923,000
   Amortization of excess of cost
     over fair value of net assets
     of businesses acquired               142,800    153,000      79,000
   Non-deductible litigation
     settlement expenses                        -    544,000           -
   Foreign Sales Corporation
     (FSC) benefit                       (110,500)  (118,000)   (130,000)
   Net reduction of valuation
     allowance for realization of
     operating loss carryforwards and
     deductible temporary differences    (360,000)   (90,000)   (348,000)
   State income taxes net of Federal
     benefit                              184,500    132,000      38,000
   Other                                  (78,500)   235,340     263,000
                                        _________  __________  __________

                                       $2,184,700    475,340     825,000
                                        _________  __________  __________
                                        _________  __________  __________

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are presented below:

                                                      December 31,
                                                    1996         1995
                                                 ___________  __________
   Deferred tax assets:
      Excess of tax over financial statement
        basis of inventory                      $   351,000     343,000
      Allowance for doubtful accounts
        and notes receivable                         53,000     109,000
      Accrued warranty reserve                      118,000      87,000
      Accrued royalties                               5,000     223,000
      Other accrued expenses                        423,000     126,000
      Benefits of U.S. tax net operating loss
        carryforwards                             2,709,000   3,136,000
      Benefits of foreign net operating loss
        carryforwards                               120,000          --
      Capital loss carryforward                      63,000          --
      Plant and equipment depreciation               98,000      88,000
      Other                                           8,000     226,000
      Loss on investments                                --     714,000
                                                 ___________  __________

          Total deferred tax assets               3,948,000   5,052,000
      Less valuation allowance                   (1,288,000) (3,571,000)
                                                 ___________  __________

          Net deferred tax assets                 2,660,000   1,481,000
                                                 ___________  __________
   Deferred tax liabilities:
     Capitalized software development costs        (156,000)   (156,000)
                                                 ___________  __________

          Total deferred tax liabilities           (156,000)   (156,000)
                                                 ___________  __________

          Net deferred tax asset                $ 2,504,000   1,325,000
                                                 ___________  __________
                                                 ___________  __________

   At December 31, 1996, Excel has available net operating loss carryforwards (NOL's), expiring in 2005 through 2007, of approximately $2.4 million for income tax purposes. The utilization of NOL's by Excel for income tax purposes is subject to annual limitations imposed by Internal Revenue Code Section 382 due to the consummation of the initial public offering of securities in May 1991, the exercise of warrants in March 1992, the issuance of securities in connection with the 1992 acquisition of Quantronix, the sale of preferred stock in 1993, and alternative minimum tax limitations. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the following year.

   At December 31, 1996, Quantronix and its subsidiaries have available for tax purposes utilizable preacquisition NOL's of approximately $5.6 million expiring in 2005 through 2007. Such NOL's can only be utilized to offset Quantronix's future taxable income and are limited, in a similar fashion to Excel's NOL's, in each year to approximately $560,000 as a result of the change in ownership from the merger with Excel.
During 1996, the Company reduced goodwill (excess of cost over fair value of net assets of businesses acquired) by $1,923,000 for establishment of deferred tax assets and the utilization of Quantronix's preacquisition deductible temporary differences and net operating loss carryforwards.

   Management believes that it is more likely than not that the Company's deferred tax asset will be realized based on its generation of taxable income in 1996, 1995 and 1994 and its future projected taxable income. The substantial restrictions on and time periods required to realize certain of the Company's NOL's makes it appropriate, in management's opinion, to record a valuation allowance against a portion of those NOL's. In addition, a valuation allowance has been provided against the Company's capital loss and foreign net operating loss carryforwards. Accordingly, Excel has provided a total valuation allowance of $1.3 million as of December 31, 1996.

   There can be no assurance that the Company will generate sufficient taxable earnings in future years to fully realize recorded tax benefits. However, if the Company achieves sufficient profitability to utilize all of its deferred income tax assets at December 31, 1996, the reduction of the valuation allowance will be allocated to reduce goodwill by approximately $300,000 and reduce income tax expense by approximately $1.0 million.

(7)   Accrued Expenses and Other Current Liabilities

   Accrued expenses and other current liabilities consists of the following:
                                                      December 31,
                                                    1996         1995
                                                 ___________  __________
   Salaries, wages, commissions
     and bonuses                                 $ 1,769,134   1,700,784
   Accrued accounts payable                          110,657     269,872
   Customer deposits                                 891,043   1,172,221
   Accrued royalties payable                          15,736     657,917
   Preferred stock dividend payable                       --     162,137
   Warranty reserve                                  413,513     489,358
   Unearned service contract revenue                 240,763     138,473
   Professional fees                                 146,176     400,591
   Income taxes payable                              714,305   1,211,746
   Other                                           1,250,221     554,213
                                                 ___________  __________

                                                 $ 5,551,548   6,757,312

(8)   Long-Term Debt and Notes Payable
   Long-term debt and notes payable consist of the following:

                                                      December 31,
                                                    1996         1995
                                                 ___________  __________

   Revolving line of credit (a)                  $        --   1,426,603
   Term loan payable (b) (c)                       1,850,986   6,650,998
   Notes payable - Cambridge
     acquisition (note 2)                            723,150   2,200,000
   Other                                             637,170     860,580
                                                 ___________  __________

                                                   3,211,306  11,138,181
   Less current installments                       3,211,306   3,569,961
                                                 ___________  __________

                                                 $       --    7,568,220
                                                 ___________  __________
                                                 ___________  __________

   (a) On June 30, 1994, the Company entered into a $5 million revolving line of credit agreement with the Bank which matures in March 1998. Borrowings under the line bear interest at the Bank's base lending rate plus 0.75% (approximately 9.0% at December 31, 1996), payable monthly. At December 31, 1996 the Company had no borrowings and had $5.0 million available for borrowing under the line of credit. The agreement contains certain financial covenants, including minimum tangible net worth, and limits the payment of dividends.

   (b) On March 31, 1995, the Company borrowed $4.0 million from the Bank requiring monthly payments of $67,000 plus interest through April 2000. The loan bears interest at the Bank's base lending rate plus 0.75% (approximately 9.0% at December 31, 1996). The Company accelerated principal payments in 1996 and reduced the principal balance to $767,000 at December 31, 1996. Such balance was prepaid on January 20, 1997.

   (c) On October 23, 1995 the Company obtained a $3.5 million five year term loan from the Bank requiring monthly payments of $58,000 plus interest through November 2000. The loan bears interest at the Bank's base lending rate plus 0.50% (approximately 8.75 % at December 31, 1996). The Company accelerated principal payments in 1996 and reduced the principal balance to approximately $1.08 million at December 31, 1996. Such balance was prepaid on January 20, 1997.

   The revolving line of credit agreement and all term loans are secured by all the U.S. assets of the Company.

   On December 31, 1996 the Company had no long-term debt as it currently intends to repay all existing debt during 1997.

   Other at December 31, 1996 and 1995 includes short-term borrowings of the Company's subsidiary in Germany at an interest rate of 9.5% and 9.63%, respectively, of approximately $412,000 and $688,000, respectively.

(9)   Stockholders' Equity

   (a)   Preferred Stock

   Each share of preferred stock is convertible into one share of common stock and one Class B warrant. During the years ended December 31, 1996, 1995 and 1994, 405,342, 64,610 and 278,626 shares, respectively, of preferred stock were converted to common stock. While outstanding, the Company paid a dividend of $0.40 per share for each year the preferred stock was not converted or redeemed. As of December 31, 1996, the Company has reserved a total of 1,586,225 shares of common stock for issuance in connection with the outstanding Class B warrants. The Class B warrants are exercisable through February 8, 1998 at $8.00 per warrant. In accordance with the terms of the Class B warrants, the Company on January 22, 1997 called the Class B warrants for redemption. If not exercised by February 21, 1995, the Company will redeem the warrants at $.05 per warrant.

   In addition, in connection with the sale of the preferred stock, the Company issued warrants to the underwriter for 140,250 preferred shares. Such warrants are outstanding at December 31, 1996 and are exercisable through February 8, 1998 at $7.90 per warrant.

   (b)   Stock Option Plan

   In 1990, Excel adopted a stock option plan (the Plan) which provides for the granting of incentive stock options and nonincentive stock options to certain key employees, including officers and directors of Excel, to purchase an aggregate of 2,000,000 shares of common stock, as amended, at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the fair market value of the stock on the date of grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the fair market value on the date of grant, and for nonincentive stock options such price may be less than 100% of the fair market value of the stock on the date of grant. Options granted under the Plan, which terminates on July 30, 2000, may be exercisable for a period of up to ten years. All options granted under the Plan have exercise prices equal to the market value of the stock on the date of grant, primarily vest ratably over three years and primarily expire five years from date of grant.

   The Plan was amended in August 1993 to provide for the automatic grant to each member of the Board of Directors, on the date of each annual meeting of stockholders, non-incentive options to purchase 10,000 shares of common stock at the fair market value of the common stock on such date.

   A summary of activity related to Excel's stock option plan is as follows.
                                                  Number     Option price
                                                 of shares    per share
                                                ___________   __________

   Outstanding at December 31, 1993               1,531,976   3.26-11.30

   Granted                                          340,000  5.125-5.875
   Exercised                                        (18,198)  3.26-5.00
   Canceled                                         (67,146)  3.26-11.30

   Outstanding at December 31, 1994               1,786,632   3.26-11.30
                                                 ___________

   Granted                                          432,600  3.875-5.50
   Exercised                                        (25,200)  3.26-5.75
   Canceled                                      (1,096,709)  3.26-11.30
                                                 ___________

   Outstanding at December 31, 1995               1,097,323   3.26-11.30

   Granted                                          695,600   7.00-10.125
   Exercised                                       (218,215)  3.26-7.61
   Canceled                                        (146,881)  3.26-11.30

   Outstanding at December 31, 1996               1,427,827   3.26-11.30
                                                 ___________
                                                 ___________

   At December 31, 1996, a total of 662,085 options were exercisable and options for the purchase of 301,023 common shares were available for future grant under the Plan.

   (c)   Other

   In addition, at December 31, 1996, 524,100 were warrants outstanding that expire between 1997 and 2000 with exercise prices ranging from $4.00 to $6.375.

   (d)   Shares Reserved for Issuance

   At December 31, 1996 Excel had reserved, authorized and unissued common shares for the following purposes:
                                                Shares
                                              _________

                  Stock option plan           1,728,850
                  Class B Warrants            1,586,225
                  Underwriter's warrant for
                     preferred stock            280,500
                  Other warrants                524,100
                                              _________

                                              4,119,675
                                              _________
                                              _________

   (e)   Stock-based compensation

   The per share weighted-average fair value of stock options and warrants granted during 1996 and 1995 was $3.76 and $2.41, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 50%, and an expected option and warrant life of 5 years; 1995 - expected dividend yield of 0%, risk free interest rate of 5%, expected stock volatility of 50%, and an expected option and warrant life of 5 years.

   The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized in the financial statements for its stock options and warrants which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:
                                         1996           1995
                                     __________     ____________
               Net earnings (loss):
                   As reported       $4,892,826     $(1,595,835)
                   Pro forma         $4,305,826     $(1,952,835)

               Net earnings (loss)
                 per share:
                   As reported            $ .50       $ (0.21)
                   Pro forma              $ .44       $ (0.26)


   Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 was not considered.

(10)  Employee Benefit Plans

   (a)   401(k) Plan

   The Company has a voluntary contribution pension plan which complies with Section 401(k) of the Internal Revenue Code, as amended. The Plan permits employees to make a voluntary contribution of pretax dollars to a pension trust, with a matching contribution by the Company equal to 50% of an employee's basic contribution to the Plan up to a maximum of 3% of their salaries. Company contributions to the plan were approximately $235,000, $179,000 and $186,000, in 1996, 1995 and 1994, respectively.

   (b)   Health Plans

   Through July 1994, the Company paid substantially all costs associated with providing employees health benefits through programs administered by health maintenance organizations and insurance companies. During the years ended December 31, 1996, 1995 and 1994, health benefit costs, including premiums, amounted to approximately $778,000, $955,000 and $921,000, respectively.

(11)  Commitments and Contingencies

   (a)   Operating Leases

   Excel and its subsidiaries lease certain buildings, vehicles and equipment under noncancellable operating leases. At December 31, 1996, the future minimum lease payments under operating leases are as follows:


                          1997            $ 1,655,323
                          1998              1,068,090
                          1999                575,824
                          2000                544,883
                          2001                554,126
                          Thereafter          973,294
                                          ___________

                                          $ 5,371,540
                                          ___________
                                          ___________

   Rent expense approximated $1.29 million, $811,000 and $698,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   (b)   Employment and Consulting Agreements

   Excel has entered into employment agreements with certain key executives that provide for severance upon termination, aggregating $540,000. In addition, in connection with the resignation of Excel's former CEO at December 31, 1995, the Company has committed to pay him $150,000 in 1997.

   (c)   Litigation Settlement

   The Company reached a settlement with the U.S. Government relating to the U.S. Government's civil investigation of Small Business Innovation Research ("SBIR") grants obtained by the Company during 1985 to 1990, when it was a privately held development stage company. The National Science Foundation ("NSF"), in conjunction with the United States Department of Justice, had been investigating statements made by the Company in proposals submitted to the NSF and other government agencies under the SBIR grant program, and whether the work was actually performed in connection with the grants. Pursuant to a Release and Settlement Agreement (the "Agreement"), dated as of November 24, 1995, by and between the U.S. Government, Excel, Dr. Rama Rao, the former Chairman and Chief Executive Officer of Excel ("Dr. Rao"), and Triveni Srinivasan Rao, the wife of Dr. Rao and a former director and former officer of Excel ("Mrs. Rao"), and without the Company, Dr. Rao or Mrs. Rao admitting to any wrongdoing, the Company has paid the U.S. Government $2.7 million (reflecting the return of $1,093,000 paid by the U.S. Government to the Company during 1985 to 1990 and approximately $1,627,000 in statutory damages). In consideration of such payments and agreements, the U.S. Government agreed to refrain from instituting any civil or monetary claim, action or suit against the Company, Dr. Rao or Mrs. Rao arising in connection with proposals submitted under the SBIR grant program during the period July 1985 through November 24, 1995.

   In connection with the foregoing, the Company recorded a charge of $3.4 million for the year ended December 31, 1995, including the $2.7 million paid to the government and $700,000 of related legal fees expended in 1995. Of the $2.7 million paid to the government, only $1.1 million was deductible for income taxes. In 1994, the Company expended $300,000 for related legal fees.

(12)  Foreign and Domestic Operations and Export Sales

   Information concerning foreign and domestic operations and export sales is as follows:
                                          As of Year ended December 31,
                                           1996       1995        1994
                                      ___________  __________  __________

  Net sales and services to
     unaffiliated customers:
        United States                 $50,023,979  34,793,096  28,101,790
         Germany                        7,438,284   9,121,126   5,449,052
                                      ___________  __________  __________

                                      $57,462,263  43,914,222  33,550,842
                                      ___________  __________  __________
                                      ___________  __________  __________

   Operating earnings (loss):
        United States                 $ 7,535,061     (36,047)  2,340,399
        Germany                          (107,267)    468,044     231,467
                                      ___________  __________  __________

                                      $ 7,427,794     431,997   2,571,866
                                      ___________  __________  __________
                                      ___________  __________  __________
   Identifiable assets:
        United States                  35,590,918  38,302,849  30,137,182
        Germany                         4,350,016   4,704,765   2,945,801
                                      ___________  __________  __________

                                       39,940,934  43,007,614  33,082,983
                                      ___________  __________  __________
                                      ___________  __________  __________


   In determining operating earnings (loss) for each geographic area, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company.

   Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

   During the years ended December 31, 1996, 1995 and 1994, the Company had foreign and export sales of approximately $19.7 million, $16.4 million and $9.25 million, representing 34%, 37% and 28%, respectively, of total net sales and services.

   No single customer accounted for more than five percent of the Company's net sales and services in fiscal 1996, 1995 and 1994, and no account receivable from any customer exceeded five percent of the Company's total stockholders' equity at December 31, 1996.


Schedule II


                  EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
              Valuation and Qualifying Accounts and Reserves
               Years ended December 31, 1996, 1995 and 1994

Column A                     Column B    Column C    Column D   Column E
________                   ___________  __________ ___________ __________

                                         Additions
                                          Charged
                            Balance at    to cost              Balance at
                             beginning      and    Deductions-    end of
Description                  of period   expenses    describe    period
______________________     ___________  __________ ___________ __________

Allowance for doubtful
  accounts:
    Year ended December 31:

         1996              $   377,000     83,000  (184,000)(1)   276,000

         1995                  200,000    103,000     74,000(2)   377,000

         1994                  441,000   (135,000) (106,000)(1)   200,000

(1)   Uncollectible accounts written off, net of recoveries.
(2) Allowance for doubtful accounts of acquired subsidiaries at date of acquisition.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this Item 10 with respect to the directors of registrant is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of registrant's fiscal year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

      Information required by this Item 11 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of registrant's fiscal year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this Item 12 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of registrant's fiscal year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Howard S. Breslow, a director of the Company, is a partner in Breslow & Walker, LLP the Company's legal counsel. In 1996, the Company paid Breslow & Walker, LLP $212,000 for legal services.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
          REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     1.   Consolidated Financial Statements (included in Part II,
          Item 8):

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 1996 and
          December 31, 1995

          Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1996

          Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1996

          Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996

          Notes to Consolidated Financial Statements

     2.   Consolidated Financial Statement Schedule and Report of
          Independent Auditor (included in Part II Item 8)*:

          Schedule

          II   Valuation and Qualifying Accounts and Reserves
_____________________________

     * Financial statement schedules other than those listed are omitted because they are either not applicable or not required, or because the information sought is included in the Consolidated Financial Statements or the Notes thereto.

     3.   Exhibits included herein:

          See Exhibit Index below for exhibits filed as part of this Form 10-K annual report.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed in the last quarter of the period covered by this Report.

INDEX TO EXHIBITS

Exhibit
Number                           Document

  2      (a)  Agreement and Plan of Merger, dated March 20, 1992, by and among the Company, Excel Merging Corporation and Quantronix
              Corporation, as amended July 16, 1992.(1)

         (b) Agreement and Plan of Merger, dated as of February 14, 1995, by and among, the Company, Excel Merging Corporation and Cambridge Technology, Inc. (4)

  3      (a)  Restated Certificate of Incorporation dated November 13,
              1990, as amended (3)

         (b)  By-Laws, as amended.(2)

  4      (a)  Specimen Certificate for Company's Common Stock.(2)

         (b)  Form of Unit Purchase Option.(1)

         (c)  Form of Representative's Warrant, as amended.(3)

  10     (a)  1990 Stock Option Plan, as amended.(3)

         (b) Loan Agreement, dated as of June 30, 1994, by and among the Company and U S Trust.(5)

         (c) Lease Agreement, dated September 11, 1992, between RREEF USA FUND - I and Quantronix.(3)

         (d) Asset Purchase Agreement, dated as of October 29, 1995 by and among Kollmorgen Instruments Corporation and Photo Research, Inc. (6)

         (e) Release and Settlement Agreement, dated November 29, 1995, by and between the U. S. Government and the Company (7)

         (f) Employment Agreement, dated as of January 22, 1996, between the Company and J. Donald Hill

         (g) Employment Agreement, dated as of January 22, 1996, between the Company and Antoine Dominic.

  11          Computation of Net Earnings (loss) per share.

  23          Consent of KPMG Peat Marwick LLP
________________

  (1) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 33-47440.

  (2) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-39375.

  (3) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-52612.

  (4) Incorporated by reference to the Company's Report on Form 8-K dated February 28, 1995.

  (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  (6) Incorporated by reference to the Company's Report on Form 8-K dated October 13, 1995.

  (7) Incorporated by reference to the Company's Report on Form 8-K dated December 12, 1995.


                               SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                       EXCEL TECHNOLOGY, INC.


                                  By:  /s/  J. Donald Hill
                                       __________________________

                                       J. Donald Hill, President
                                       Principal Executive Officer



                                  By:  /s/  Antoine Dominic
                                       ___________________________

                                       Antoine Dominic, Chief
                                       Financial and Accounting Officer

Date:  March 24, 1997

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

    Signature              Title                 Date


/s/  J. Donald Hill      Director           March 24, 1997
_____________________

J. Donald Hill



/s/  Antoine Dominic     Director           March 24, 1997
_____________________

Antoine Dominic



/s/  Steven Georgiev     Director           March 24, 1997
_____________________

Steven Georgiev



/s/  Howard S. Breslow   Director           March 24, 1997
_____________________

Howard S. Breslow



/s/  Jan Melles          Director           March 24, 1997
_____________________

Jan Melles



Exhibit 10(f)

                          EMPLOYMENT AGREEMENT
                          ____________________

      AGREEMENT, dated as of the 22nd day of January 1996, by and between EXCEL TECHNOLOGY, INC., a Delaware corporation with its principal corporate offices located at 45 Adams Avenue, Hauppauge, New York 11788 (the "Company"), and J. DONALD HILL residing at 2 Bridgeworth Lane, Sherman, CT 06784 (the "Employee").


                         W I T N E S S E T H:

      WHEREAS, the Company is engaged in the business of designing, developing, manufacturing and marketing lasers and laser systems; and

      WHEREAS, effective as of the date hereof, the Employee has been elected to serve as the President and Chief Executive Officer of the Company; and

      WHEREAS, the Company and Employee desire to set forth in this Agreement the terms and conditions of Employee's employment;

      NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereto agree as follows:

1.    EMPLOYMENT

      The Company hereby employs and engages Employee to serve as the President and Chief Executive Officer of the Company, and Employee hereby accepts employment with the Company, on the terms and conditions herein set forth.

2.    COMMENCEMENT; TERM OF AGREEMENT

      2.01 The term of employment hereunder shall commence on January 22, 1996 (the "Commencement Date"), and shall continue until January 21, 1999 (the "Employment Period") unless terminated sooner pursuant to the express provisions hereof.

      2.02 The parties agree to enter into good faith negotiations regarding Employee's continued employment with the Company at least 90 days prior to the expiration of the Employment Period. In the event the parties do not reach an agreement prior to the expiration of the Employment Period, the terms of this agreement shall automatically be renewed for a period of one year, and shall continue to renew at the end of each subsequent year until (i) the parties agree to new terms of employment, or (ii) employment is terminated sooner pursuant to the express provisions hereof.

3.    DUTIES

      3.01 During the Employment Period, Employee shall be employed in an executive capacity as the President and Chief Executive Officer of the Company, to perform such functions as are normally carried out by the President and Chief Executive Officer of a business of the type in which the Company is engaged, and such other functions as the Board of Directors of the Company shall from time to time reasonably determine. Employee shall devote his full business time exclusively to performing the aforestated duties and advancing the best interests of the Company, and will faithfully adhere to and fulfill such business policies and procedures as may be established from time to time by the Board of Directors of the Company.

      3.02 Employee shall report and be responsible to the Board of Directors of the Company.

4.    COMPENSATION

      4.01 During the Employment Period, Employee's base salary shall be at the rate of TWO HUNDRED THOUSAND DOLLARS ($200,000) per annum ("Base Salary"), payable in accordance with the Company's normal payroll procedures for executive employees and subject to annual review and adjustment by the Company.

      4.02 In addition to Employee's Base Salary, the Employee shall be eligible to receive bonus compensation in accordance with resolutions adopted by the Board of Directors on this day.

      4.03 The Employee shall be entitled to reimbursement from the Company for all reasonable travel and other out-of-pocket expenses necessarily incurred by him on behalf of the Company in the course of the performance of his duties hereunder, provided Employee shall submit proper supporting documentation for such expenses.

      4.04 The Employee shall be eligible, to the extent he qualifies, to participate in such fringe benefits plans (including group life, health and disability insurance, retirement, profit sharing and pension plans), if any, which the Company may from time to time make available to all of its executive employees, provided that the Company shall have the right from time to time to modify, terminate or replace any and all of such plans.

      4.05 The Employee shall be entitled to four (4) weeks of vacation each year during the Employment Period, which shall be taken at such times as are consistent with the needs of the Company and the convenience of the Employee.

      4.06 The Employee shall be entitled, during the Employment Period, to a non-accountable automobile allowance of five hundred dollars ($500.00) per month.

5.    STOCK OPTIONS

      Upon the Commencement Date, the Company shall grant to the Employee an Incentive Stock Option (the "Option") to purchase 300,000 shares of Common Stock, par value $.001 per share, of the Company, at the fair market value of such shares on the Commencement Date determined in accordance with the terms of the Company's 1990 Stock Option Plan. The Option shall be exercisable over a five year period while the Employee is in the employ of the Company, to the extent of thirty-three and one-third (33 1/3%) percent thereof commencing on the first anniversary of the Commencement Date, sixty-six and two-thirds (66 2/3%) percent thereof commencing on the second anniversary of the Commencement Date and one hundred (100%) thereof commencing on the third anniversary of the Commencement Date.

6.    TERMINATION

      6.01 The Employee's employment hereunder shall terminate automatically and without notice upon the death of the Employee.

      6.02 The Company may terminate the Employee's employment hereunder, upon written notice to the Employee, in the event of the Employee's Incapacity. For the purpose of this Agreement, Incapacity shall be deemed to refer to and include (i) the suffering of any mental or physical illness, disability or incapacity to the extent that the Employee shall be unable to perform his duties pursuant to this Agreement and such illness, disability or incapacity shall be deemed by a licensed physician chosen by the Company to be of a permanent nature, or (ii) the Employee shall not have performed his duties hereunder on a full-time basis for a continuous period of 45 days or for a period of 60 days in any six (6) consecutive month period.

      6.03 The Company may terminate the Employee's employment hereunder, upon written notice to the Employee, for Cause. For purposes of this Agreement, "Cause" shall mean the following:

                (a) the Employee's conviction in a court of law of any crime or offense involving money or other property or of a felony;

                (b) the Employee's failure or refusal to substantially perform his duties hereunder (other than any such failure or refusal resulting from his Incapacity or the failure to meet specific growth and profit targets), or the Employee's failure or refusal to carry out the reasonable business directives of the Board of Directors, or the willful taking of any action by the Employee which results in damage to the Company, or the material default or breach by Employee of any obligation, representation, warranty, covenant or agreement made by Employee herein; provided, however, that the Company shall have given Employee written notice of any such Cause for termination in accordance with Sections 6.03 and 11 hereof and Employee shall have failed to cure such Cause within fifteen (15) days after the date of such notice. If the Cause for termination is cured within the fifteen (15) day period, it shall be deemed for all purposes that Cause for termination has not occurred (except that if the same or a similar event to the one resulting in notice pursuant to this subsection (b) recurs after a cure, the right to cure the second cause of termination, after notice with respect to the second event shall have been given, shall expire 24 hours after the time the notice is given); or

                (c) the Employee's breach of any of the provisions of Sections 7 or 8 hereof.

      6.04 If Employee's employment is terminated by reason of the death or Incapacity of the Employee or for Cause not directly related to his actions towards the Company during the Employment Period, the Employee shall be entitled to the Base Salary provided to be paid pursuant to Section 4.01 hereof up to the date of termination and the bonus compensation which had been earned pursuant to Section 4.02 hereof at the date of termination. If the Employee's employment is terminated for Cause directly related to his actions concerning the Company, Employee shall be entitled to only the Base Salary provided to be paid pursuant to Section 4.01 hereof up to the date of termination. If the Company terminates Employee's employment without Cause, the Employee shall be entitled to the Base Salary pursuant to Section 4.01 hereof for a period of one year after the date of termination. If the Employee voluntarily leaves the employ of the Company at any time during the Employment Period for any reason, the Employee shall give the Company 45 days advance written notice thereof and shall be entitled to the Base Salary pursuant to Section 4.01 hereof for such 45 day period if Employee remains in the employ of the Company for such period of time.

7.    NON-COMPETITION; NON-SOLICITATION

      7.01 In view of the unique and valuable services it is expected Employee will render to the Company, Employee's knowledge of the business of the Company and proprietary information relating to the business of the Company and similar knowledge regarding the Company it is expected Employee will obtain during the course of his employment with the Company and in consideration of this Agreement and the compensation to be received by Employee hereunder, Employee agrees that for so long as he is employed by the Company and for a period of one year thereafter (the "Covenant Period"), he will not compete with the Company (or any of its subsidiaries now owned or hereafter acquired), or, directly or indirectly, own, manage, operate, control, loan money to, or participate in the ownership, management, operation or control of, or be connected with as a director, officer, employee, partner, consultant, agent, independent contractor or otherwise, or acquiesce in the use of his name in, any other business or organization which competes with the Company (or any of its subsidiaries now owned or hereafter acquired) in any geographical area in which the Company or its subsidiaries is then conducting business or any geographical area in which, to the knowledge of the Employee, the Company or its subsidiaries plans to conduct business within a six (6) month period; provided, however, that Employee shall be permitted to own less than a 5% interest as a shareholder in any company which is listed on any national securities exchange even though it may be in competition with the Company or its subsidiaries.

      7.02 Employee will not, during the Covenant Period, directly or indirectly, either individually or on behalf of any other person or entity, solicit or interfere with, or endeavor to entice away any employees (full-time or part-time) or customers of the Company (or any of its subsidiaries now owned or hereafter acquired).

      7.03 Since a breach of the provisions of this Section 7 could not adequately be compensated by money damages and will cause irreparable injury to the Company, the Company shall be entitled, in addition to any other right or remedy available to it, to an injunction or restraining order enjoining such breach or a threatened breach, and no bond or other security shall be required in connection therewith. Employee agrees that the provisions of this Section 7 are reasonable and necessary to protect the Company and its business. It is the desire and intent of the parties that the provisions of this Section 7 shall be enforced to the fullest extent permitted under the public policies and laws applied in each jurisdiction in which enforcement is sought. If any restriction contained in this Section 7 shall be deemed to be invalid, illegal or unenforceable by reason of the extent, duration or geographical scope thereof, or otherwise, then the court making such determination shall have the right to reduce such extent, duration, geographical scope or other provision hereof and in its reduced form such restriction shall then be enforceable in the manner contemplated hereby.

8.    CONFIDENTIAL INFORMATION

      All know-how, information, technology, processes, plans, data, specifications, instructions, customer lists, personnel lists, suppliers and other verbal and written communications intended by the Company to be kept confidential ("Confidential Information") which Employee may now possess or may obtain or create prior to the end of the Employment Period, relating to the business of the Company or its subsidiaries (now owned or hereafter acquired), shall not be published, disclosed or made accessible by Employee to any other person, firm, partnership, corporation or organization either during or after the termination of his employment or used by him except during his employment by the Company or as may otherwise be required by law. Employee shall return all tangible evidence of such Confidential Information to the Company prior to or at the termination of his employment. Notwithstanding the foregoing, Confidential Information shall not include any information which (i) at the time it is first learned by Employee is in the public domain, or (ii) after disclosure to the Employee, enters the public domain without fault of the Employee.

9.    SURVIVAL

      The covenants and agreements contained in or made pursuant to this Agreement shall survive Employee's termination of employment, irrespective of any investigation made by or on behalf of any party.

10.   ENTIRE AGREEMENT; MODIFICATION

      This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof, supersedes all existing agreements between them concerning such subject matter, and may be modified, supplemented or discharged only by a written instrument duly executed by each party.

11.   NOTICES

      Any notices or other communication required or permitted to be given hereunder shall be in writing and shall be mailed by certified or registered mail, return receipt requested, or personally delivered against receipt to the party to whom it is to be given at the address of such party set forth in the preamble to this Agreement (or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 11). Any notice or other communication given by certified mail shall be deemed given at the time of certification thereof, except for a notice changing a party's address which shall be deemed given at the time of receipt thereof.

12.   WAIVER

      Any waiver by either party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing.

13.   BINDING EFFECT

      Employee's rights and obligations under this Agreement shall not be transferable by assignment or otherwise, such rights shall not be subject to commutation, encumbrance, or the claims of Employee's creditors, and any attempt to do any of the foregoing shall be void. The provisions of this Agreement shall be binding upon and inure to the benefit of Employee, his heirs, executors, and administrators, and shall be binding upon and inure to the benefit of the Company and its successors and assigns.

14.   HEADINGS

      The headings in this Agreement are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.

15.   COUNTERPARTS; GOVERNING LAW

      This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to any doctrine pertaining to the conflict of laws.
    IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the day and year above written.

/s/ J. Donald Hill
    __________________________

    J. DONALD HILL

EXCEL TECHNOLOGY, INC.


By: /s/ Antoine Dominic
    __________________________

    ANTOINE DOMINIC


Exhibit 10 (g)

                          EMPLOYMENT AGREEMENT
                          ____________________

      AGREEMENT, dated as of the 22nd day of January 1996, by and between EXCEL TECHNOLOGY, INC., a Delaware corporation with its principal corporate offices located at 45 Adams Avenue, Hauppauge, New York 11788 (the "Company"), and ANTOINE DOMINIC currently residing at 20 Barnwell Lane, Stony Brook, New York (the "Employee").

                         W I T N E S S E T H:

      WHEREAS, the Company is engaged in the business of designing, developing, manufacturing and marketing lasers and laser systems; and

      WHEREAS, the Employee is presently the Chief Financial Officer of the Company; and

      WHEREAS, the Company and Employee have previously entered into letter agreements dated March 15, 1995 and September 14, 1995, setting forth the terms of Employee's compensation (the "Letter Agreements"); and

      WHEREAS, the Company and Employee desire to set forth in this Agreement the terms and conditions of Employee's continued employment, which Agreement shall supersede the Letter Agreements;

      NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereto agree as follows:

1.    EMPLOYMENT

      The Company hereby employs and engages Employee to serve as the Chief Financial Officer of the Company, and Employee hereby accepts employment with the Company, on the terms and conditions herein set forth.

2.    COMMENCEMENT; TERM OF AGREEMENT

      2.01 The term of employment hereunder shall commence on January 22, 1996 (the "Commencement Date"), and shall continue until January 21, 1999 (the "Employment Period") unless terminated sooner pursuant to the express provisions hereof.

      2.02 The parties agree to enter into good faith negotiations regarding Employee's continued employment with the Company at least 90 days prior to the expiration of the Employment Period. In the event the parties do not reach an agreement prior to the expiration of the Employment Period, the terms of this agreement shall automatically be renewed for a period of one year, and shall continue to renew at the end of each subsequent year until (i) the parties agree to new terms of employment, or (ii) employment is terminated sooner pursuant to the express provisions hereof.

3.    DUTIES

      3.01 During the Employment Period, Employee shall be employed in an executive capacity as the Chief Financial Officer of the Company, to perform such functions as are normally carried out by the Chief Financial Officer of a business of the type in which the Company is engaged, and such other functions as the Board of Directors or the President of the Company shall from time to time reasonably determine. Employee shall devote his full business time exclusively to performing the aforestated duties and advancing the best interests of the Company, and will faithfully adhere to and fulfill such business policies and procedures as may be established from time to time by the Board of Directors of the Company.

      3.02 Employee shall report and be responsible to the President and Chief Executive Officer of the Company.

4.    COMPENSATION

      4.01 During the Employment Period, Employee's base salary shall be at the rate of ONE HUNDRED SIXTY-FIVE THOUSAND DOLLARS
($165,000) per annum ("Base Salary"), payable in accordance with the Company's normal payroll procedures for executive employees and subject to annual review and adjustment by the Company.

      4.02 In addition to Employee's Base Salary, the Employee shall be eligible to receive bonus compensation in accordance with resolutions adopted by the Board of Directors on this day.

      4.03 The Employee shall be entitled to reimbursement from the Company for all reasonable travel and other out-of-pocket expenses necessarily incurred by him on behalf of the Company in the course of the performance of his duties hereunder, provided Employee shall submit proper supporting documentation for such expenses.

      4.04 The Employee shall be eligible, to the extent he qualifies, to participate in such fringe benefits plans (including group life, health and disability insurance, retirement, profit sharing and pension plans), if any, which the Company may from time to time make available to all of its executive employees, provided that the Company shall have the right from time to time to modify, terminate or replace any and all of such plans.

      4.05 The Employee shall be entitled to four (4) weeks of vacation each year during the Employment Period, which shall be taken at such times as are consistent with the needs of the Company and the convenience of the Employee.

      4.06 The Employee shall be entitled, during the Employment Period, to a non-accountable automobile allowance of five hundred dollars
($500.00) per month.

5.    STOCK OPTIONS

      Upon the Commencement Date, the Company shall grant to the Employee an Incentive Stock Option (the "Option") to purchase 225,000 shares of Common Stock, par value $.001 per share, of the Company, at the fair market value of such shares on the Commencement Date determined in accordance with the terms of the Company's 1990 Stock Option Plan. The Option shall be exercisable over a five year period while the Employee is in the employ of the Company, to the extent of thirty-three and one-third (33 1/3%) percent thereof commencing on the first anniversary of the Commencement Date, sixty-six and two-thirds (66 2/3%) percent thereof commencing on the second anniversary of the Commencement Date and one hundred (100%) thereof commencing on the third anniversary of the Commencement Date.

6.    TERMINATION

      6.01 The Employee's employment hereunder shall terminate automatically and without notice upon the death of the Employee.

      6.02 The Company may terminate the Employee's employment hereunder, upon written notice to the Employee, in the event of the Employee's Incapacity. For the purpose of this Agreement, Incapacity shall be deemed to refer to and include (i) the suffering of any mental or physical illness, disability or incapacity to the extent that the Employee shall be unable to perform his duties pursuant to this Agreement and such illness, disability or incapacity shall be deemed by a licensed physician chosen by the Company to be of a permanent nature, or (ii) the Employee shall not have performed his duties hereunder on a full-time basis for a continuous period of 45 days or for a period of 60 days in any six (6) consecutive month period.

      6.03 The Company may terminate the Employee's employment hereunder, upon written notice to the Employee, for Cause. For purposes of this Agreement, "Cause" shall mean the following:

                (a) the Employee's conviction in a court of law of any crime or offense involving money or other property or of a felony;

                (b) the Employee's failure or refusal to substantially perform his duties hereunder (other than any such failure or refusal resulting from his Incapacity or the failure to meet specific growth and profit targets), or the Employee's failure or refusal to carry out the reasonable business directives of the Board of Directors or President, or the willful taking of any action by the Employee which results in damage to the Company, or the material default or breach by Employee of any obligation, representation, warranty, covenant or agreement made by Employee herein; provided, however, that the Company shall have given Employee written notice of any such Cause for termination in accordance with Sections 6.03 and 11 hereof and Employee shall have failed to cure such Cause within fifteen (15) days after the date of such notice. If the Cause for termination is cured within the fifteen (15) day period, it shall be deemed for all purposes that Cause for termination has not occurred (except that if the same or a similar event to the one resulting in notice pursuant to this subsection (b) recurs after a cure, the right to cure the second cause of termination, after notice with respect to the second event shall have been given, shall expire 24 hours after the time the notice is given); or

                (c) the Employee's breach of any of the provisions of Sections 7 or 8 hereof.

      6.04 If Employee's employment is terminated by reason of the death or Incapacity of the Employee or for Cause not directly related to his actions towards the Company during the Employment Period, the Employee shall be entitled to the Base Salary provided to be paid pursuant to Section 4.01 hereof up to the date of termination and the bonus compensation which had been earned pursuant to Section 4.02 hereof at the date of termination. If the Employee's employment is terminated for Cause directly related to his actions concerning the Company, Employee shall be entitled to only the Base Salary provided to be paid pursuant to Section 4.01 hereof up to the date of termination. If the Company terminates Employee's employment without Cause, the Employee shall be entitled to the Base Salary pursuant to Section 4.01 hereof for a period of one year after the date of termination. If the Employee voluntarily leaves the employ of the Company at any time during the Employment Period for any reason, the Employee shall give the Company 45 days advance written notice thereof and shall be entitled to the Base Salary pursuant to Section 4.01 hereof for such 45 day period if Employee remains in the employ of the Company for such period of time.

7.    NON-COMPETITION; NON-SOLICITATION

      7.01 In view of the unique and valuable services it is expected Employee will render to the Company, Employee's knowledge of the business of the Company and proprietary information relating to the business of the Company and similar knowledge regarding the Company it is expected Employee will obtain during the course of his employment with the Company and in consideration of this Agreement and the compensation to be received by Employee hereunder, Employee agrees that for so long as he is employed by the Company and for a period of one year thereafter (the "Covenant Period"), he will not compete with the Company (or any of its subsidiaries now owned or hereafter acquired), or, directly or indirectly, own, manage, operate, control, loan money to, or participate in the ownership, management, operation or control of, or be connected with as a director, officer, employee, partner, consultant, agent, independent contractor or otherwise, or acquiesce in the use of his name in, any other business or organization which competes with the Company (or any of its subsidiaries now owned or hereafter acquired) in any geographical area in which the Company or its subsidiaries is then conducting business or any geographical area in which, to the knowledge of the Employee, the Company or its subsidiaries plans to conduct business within a six (6) month period; provided, however, that Employee shall be permitted to own less than a 5% interest as a shareholder in any company which is listed on any national securities exchange even though it may be in competition with the Company or its subsidiaries.

      7.02 Employee will not, during the Covenant Period, directly or indirectly, either individually or on behalf of any other person or entity, solicit or interfere with, or endeavor to entice away any employees (full-time or part-time) or customers of the Company (or any of its subsidiaries now owned or hereafter acquired).

      7.03 Since a breach of the provisions of this Section 7 could not adequately be compensated by money damages and will cause irreparable injury to the Company, the Company shall be entitled, in addition to any other right or remedy available to it, to an injunction or restraining order enjoining such breach or a threatened breach, and no bond or other security shall be required in connection therewith. Employee agrees that the provisions of this Section 7 are reasonable and necessary to protect the Company and its business. It is the desire and intent of the parties that the provisions of this Section 7 shall be enforced to the fullest extent permitted under the public policies and laws applied in each jurisdiction in which enforcement is sought. If any restriction contained in this Section 7 shall be deemed to be invalid, illegal or unenforceable by reason of the extent, duration or geographical scope thereof, or otherwise, then the court making such determination shall have the right to reduce such extent, duration, geographical scope or other provision hereof and in its reduced form such restriction shall then be enforceable in the manner contemplated hereby.

8.    CONFIDENTIAL INFORMATION

      All know-how, information, technology, processes, plans, data, specifications, instructions, customer lists, personnel lists, suppliers and other verbal and written communications intended by the Company to be kept confidential ("Confidential Information") which Employee may now possess or may obtain or create prior to the end of the Employment Period, relating to the business of the Company or its subsidiaries (now owned or hereafter acquired), shall not be published, disclosed or made accessible by Employee to any other person, firm, partnership, corporation or organization either during or after the termination of his employment or used by him except during his employment by the Company or as may otherwise be required by law. Employee shall return all tangible evidence of such Confidential Information to the Company prior to or at the termination of his employment. Notwithstanding the foregoing, Confidential Information shall not include any information which (i) at the time it is first learned by Employee is in the public domain, or (ii) after disclosure to the Employee, enters the public domain without fault of the Employee.

9.    SURVIVAL

      The covenants and agreements contained in or made pursuant to this Agreement shall survive Employee's termination of employment, irrespective of any investigation made by or on behalf of any party.

10.   ENTIRE AGREEMENT; MODIFICATION

      This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof, supersedes all existing agreements between them concerning such subject matter, and may be modified, supplemented or discharged only by a written instrument duly executed by each party.

11.   NOTICES

      Any notices or other communication required or permitted to be given hereunder shall be in writing and shall be mailed by certified or registered mail, return receipt requested, or personally delivered against receipt to the party to whom it is to be given at the address of such party set forth in the preamble to this Agreement (or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 11). Any notice or other communication given by certified mail shall be deemed given at the time of certification thereof, except for a notice changing a party's address which shall be deemed given at the time of receipt thereof.

12.   WAIVER

      Any waiver by either party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing.

13.   BINDING EFFECT

      Employee's rights and obligations under this Agreement shall not be transferable by assignment or otherwise, such rights shall not be subject to commutation, encumbrance, or the claims of Employee's creditors, and any attempt to do any of the foregoing shall be void. The provisions of this Agreement shall be binding upon and inure to the benefit of Employee, his heirs, executors, and administrators, and shall be binding upon and inure to the benefit of the Company and its successors and assigns.

14.   HEADINGS

      The headings in this Agreement are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.

15.   COUNTERPARTS; GOVERNING LAW

      This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to any doctrine pertaining to the conflict of laws.

      IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the day and year above written.


/s/ Antoine Dominic
__________________________
ANTOINE DOMINIC


EXCEL TECHNOLOGY, INC.


By:  /s/ J. Donald Hill
     __________________________

J. Donald Hill, President



Exhibit 11

Computation of Net Earnings (Loss) per share



                                                      PRIMARY                                FULLY DILUTED
                                                    Year Ended                                Year Ended
                                                   December 31,                              December 31,
                                     ____________________________________    ____________________________________

                                        1996          1995         1994          1996          1995         1994
                                     __________  ____________  __________    __________   ___________   __________


Net (loss) earnings                 $4,892,826   $(1,595,835)    $1,890,279   $4,892,826  $(1,595,835)    $1,890,279

Less: Preferred Stock dividend <F2>    (54,273)     (162,137)      (187,981)           0     (162,137)             0
                                    ___________  ____________    ___________  __________  ____________    __________

Net earnings (loss) available to
  common shareholders               $4,838,553   $(1,757,972)    $1,702,298   $4,892,826  $(1,757,972)    $1,890,279
                                    ___________  ____________    ___________  __________  ____________    __________
                                    ___________  ____________    ___________  __________  ____________    __________

Weighted average common shares
  outstanding                        8,862,217     8,281,194      7,632,230    8,862,217    8,281,194      7,632,230

Weighted average common share
  equivalents:

        Options and warrants           756,244             0        269,519      860,935            0        426,734

        Preferred stock                      0             0              0      138,950            0        661,851
                                    ___________  ____________    ___________  __________  ____________    __________

Weighted average common and
  common share equivalents           9,618,461    8,281,194<F1>   7,901,749    9,862,102    8,281,194<F1>  8,720,815
                                    ___________  ____________    ___________  __________  ____________    __________
                                    ___________  ____________    ___________  __________  ____________    __________

Net (loss) earnings per share            $0.50       $(0.21)          $0.22        $0.50       $(0.21)         $0.22
                                    ___________  ____________    ___________  __________  ____________    __________
                                    ___________  ____________    ___________  __________  ____________    __________



<F1>   Due to the loss in 1995, common stock equivalents and the conversion of preferred shares are antidilutive and are not included in the primary and fully diluted calculation for the year ended December 31, 1995.
       fully diluted net loss per share in 1995 includes the reduction for preferred stock dividends.

<F2>   In 1996, for primary earnings per share, the Company included preferred stock dividends in its net earnings available to common shareholders during the portion of the year the preferred stock was outstanding.

Exhibit 23

                          Consent of Independent Auditors
                          _______________________________


The Board of Directors
Excel Technology, Inc.
   and Subsidiaries

We consent to incorporation by reference in the registration statements on Form S-8 (No. 33-71122) and Forms S-3 (No.33-70118 and 333-4523) of
Excel Technology, Inc. and subsidiaries of our report dated January 28, 1997, relating to the consolidated balance sheets of Excel Technology, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows and related schedule for the three years ended December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10-K of Excel Technology, Inc. and subsidiaries.


                                              KPMG PEAT MARWICK LLP

Jericho, New York
March 21, 1997