Form 10-Q
period 1997-03-31
EXCEL TECHNOLOGY INC
filed 1997-05-01
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.
         (Exact name of Registrant as specified in its Charter



For the quarter ended March 31, 1997       Commission File Number 0-19306

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

                             Yes [X]  No [ ]


The number of shares of the Registrant's common stock outstanding as of April 28, 1997 was: 10,449,147.


                                CONTENTS

                    PART I.   FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:                        Page
           ..................................

           Balance Sheets as of  March 31, 1997 and
             December 31, 1996                                         3

           Statements of Earnings and Accumulated Deficit for
             for the Three Months Ended March  31, 1997 and 1996       4

           Statements of Cash Flows for the Three Months Ended
             March 31, 1997 and 1996                                   5

           Notes to Financial Statements                               6

Item 2.    Management's Discussion and Analysis of Financial
           .................................................
             Condition and Results of Operations                       7
             ...................................

                     PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                           9

Item 2.    Changes in Securities                                       9

                None.

Item 3.    Defaults upon Senior Securities                             9

                None.

Item 4.    Submission of Matters to a Vote of Security-Holders         9

                None.

Item 5.    Other Information                                           9

                None.

Item 6.    Exhibits and Reports on Form 8-K                            9

                (a) Exhibits - (11) Computation of net earnings
                    per share                                         11

                (b) Reports on Form 8-K - None


PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

                       CONSOLIDATED BALANCE SHEETS

                                         March 31, 1997     Dec. 31, 1996
                                           (unaudited)        (audited)
                                         ..............     .............

Assets
Current assets:
  Cash and cash equivalents              $    3,645,948     $   2,910,982
  Investments                                10,900,995         4,076,045
  Prepaid and refundable income taxes           124,492           124,492
  Accounts receivable, less allowance
    for doubtful accounts of $230,000
      and $276,000 in 1997 and 1996,
        respectively                         12,003,459         9,145,460
  Inventories                                10,185,122        10,977,407
  Deferred income taxes                         645,100           650,200
  Other current assets                          590,052           532,295
                                         ..............     .............

           Total current assets              38,095,168        28,416,881
                                         ..............     .............

Property, plant and equipment, net            2,450,495         2,475,586
Other assets                                    619,174           701,896
Deferred income taxes                         1,854,000         1,854,000
Excess of cost over fair value of net
  assets of businesses acquired, net of
  accumulated amortization of $1,572,054
  in 1997 and $1,479,628 in 1996.             6,400,145         6,492,571

           Total assets                  $   49,418,982     $  39,940,934
                                         ..............     .............
                                         ..............     .............

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt      $           --     $   1,923,024
  Note payable, current                         864,842         1,288,282
  Accounts payable                            2,475,643         2,161,740
  Accrued expenses and other
    current liabilities                       5,745,922         5,551,548
                                         ..............     .............

           Total current liabilities          9,086,407        10,924,594
                                         ..............     .............

Stockholders' equity:
  Common stock, par value $.001 per share:
    20,000,000 shares authorized,
      10,446,453 and 9,189,265 issued
      and outstanding in 1997 and 1996,
      respectively.                              10,446             9,189
Additional paid-in capital                   41,318,748        31,559,063
Accumulated deficit                           (850,753)       (2,474,327)
Foreign currency translation adjustment       (145,866)          (77,585)
                                         ..............     .............

                                             40,332,575        29,016,340
                                         ..............     .............

           Total liabilities and
             shareholders' equity        $   49,418,982     $  39,940,934
                                         ..............     .............
                                         ..............     .............


        CONSOLIDATED STATEMENTS OF EARNINGS AND ACCUMULATED DEFICIT
                              (Unaudited)

                                                 Three Months Ended
                                                      March 31
                                         ................................

                                              1997               1996
                                         ..............     .............

Net sales and services                   $   16,327,892      $ 13,895,613

Cost of sales and services                    8,475,045         7,465,248
                                         ..............     .............
Gross profit                                  7,852,847         6,430,365
Operating expenses:
  Selling                                     2,752,592         2,328,308
  General and administrative                  1,122,084         1,100,851
  Research and development                    1,237,138         1,065,940
  Amortization of excess of cost
    over fair value of net assets of
    businesses acquired                          92,426           132,141
                                         ..............     .............

Earnings from operations                      2,648,607         1,803,125

Non operating expenses (income):
  Interest expense                              135,492           197,696
  Interest income                             (123,721)           (6,845)
  Other expense, net                             59,734            11,930
                                         ..............     .............

Earnings before provision for
  income taxes                                2,577,102         1,600,344

Provision for income taxes                      953,528           544,706
                                         ..............     .............

Net earnings                                  1,623,574         1,055,638

Accumulated deficit,
  beginning of period                       (2,474,327)       (7,367,153)

Accumulated deficit,
  end of period                              $(850,753)     $ (6,311,515)
                                         ..............     .............
                                         ..............     .............

Earnings per share:

     Fully diluted                               $0.16              $0.11
                                                 .....              .....
                                                 .....              .....
Weighted average common and common
  equivalent shares outstanding:

     Fully diluted                          10,379,419          9,706,784


                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                 Three Months Ended
                                                      March 31
                                         ................................

                                              1997               1996
                                         ..............     .............

Cash flows from operating activities:
  Net income                             $    1,623,574     $   1,055,638
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
    Depreciation and amortization               344,432           385,887
    Provision for bad debts                       9,398             5,901
    Changes in operating assets and
      liabilities, net of effects
      from acquisition:
    Increase in accounts receivable         (2,867,397)       (3,240,986)
    Decrease in inventories                     792,285           735,949
    (Increase) decrease in prepaid and
      refundable taxes and other current
      assets                                   (52,657)           285,789
    Decrease in other assets                     82,722           119,105
    Increase in accounts payable                313,903             1,589
    Increase (decrease) in accrued
      expenses and other current
      liabilities                               194,374         (680,159)
                                         ..............     .............

           Net cash provided by (used in)
             operating activities:              440,634       (1,331,287)
                                         ..............     .............


Cash flows from investing activities:
  Cash paid for acquisitions, net of
    cash acquired                             (723,150)       (1,331,237)
  Purchase of equipment                       (226,915)         (144,644)
  (Purchase) redemption of investments      (6,824,950)           846,648
                                         ..............     .............

           Net cash used in investing
             activities:                    (7,775,015)         (629,233)
                                         ..............     .............

Cash flows from financing activities:
  Proceeds from exercise of common stock
    options and warrants                      9,760,942           604,684
  Proceeds from borrowings on
    notes payable                               237,984            45,879
  (Payments) proceeds on long-term
    borrowings and revolving credit line    (1,861,298)           669,472
                                         ..............     .............

           Net cash provided by
             financing activities:            8,137,628         1,320,035
                                         ..............     .............


Effect of exchange rate changes on assets
  and liabilities including cash               (68,281)          (94,638)
                                         ..............     .............

Net increase (decrease) in cash and cash
  equivalents                                   734,966         (735,123)

Cash and cash equivalents, beginning
  of period                                   2,910,982         2,326,932
                                         ..............     .............


Cash and cash equivalents, end of period $    3,645,948     $   1,591,809
                                         ..............     .............
                                         ..............     .............

Supplemental cash flow disclosure:

Cash paid for:
  Interest                               $      135,492     $    213,329
  Income taxes                           $      426,000     $    434,500


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


A.    CONSOLIDATED FINANCIAL STATEMENTS:
      ..................................

      The consolidated balance sheet as of March 31, 1997 and the consolidated statements of earnings and accumulated deficit and cash flows for the three month periods ended March 31, 1997 and March 31, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows (unaudited) at March 31, 1997 and for all periods presented have been made.

      For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year.

B.    EARNINGS PER SHARE
      ..................

      Primary earnings per share is calculated by dividing net earnings less preferred stock dividends by the weighted average number of common and common equivalent shares (if dilutive) outstanding during the periods presented. Common equivalent shares consist of additional shares that would be outstanding assuming the exercise of outstanding stock options and stock warrants (if dilutive). Fully diluted earnings per share additionally includes the dilutive effects of assuming the conversion of convertible preferred stock and accordingly, the preferred stock dividends are not deducted from net earnings. Fully diluted earnings per share amounts for the periods presented were the same as primary earnings per share.

C.    INVESTMENTS AND CASH EQUIVALENTS
      ................................

      Investments, which consist primarily of commercial paper, are recorded at fair value. The Company has classified its investments as trading securities as of March 31, 1997 and, thus, unrealized gains and losses are reported in net earnings. Investments with original maturities of three months or less at the time of purchase are considered cash equivalents.

D.    INVENTORIES
      ...........

      Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:

                                      March 31, 1997   December 31, 1996
                                      ..............   .................

Raw Materials                         $    3,697,873      $    4,473,246
Work in Process                            4,500,389           5,098,370
Finished Goods                             1,762,878           1,124,538
Consigned Inventory                          223,982             281,253
                                      ..............      ..............
                                         $10,185,122      $   10,977,407
                                      ..............      ..............
                                      ..............      ..............


E.    NOTES AND LOAN PAYABLES
      .......................


      As of March 31, 1997, the Company had no borrowings on its $5 million revolving line of credit with U.S. Trust. The Company prepaid all its term loans during the quarter ended March 31, 1997 and has no outstanding debt with U. S. Trust.

F.    ACQUISITIONS
      ............

      On February 14, 1995, the Company acquired Cambridge Technology, Inc. ("Cambridge"), located in Watertown, Massachusetts. Cambridge is engaged primarily in the manufacture of laser scanners, essential components to moving a laser beam with precision at a specified speed. On February 17, 1997, in accordance with the acquisition agreement, the Company paid $400 thousand due on the second anniversary date. In addition, pursuant to the acquisition agreement, the Company paid an additional $323 thousand based on Cambridge's attainment of certain performance goals, as defined in the acquisition agreement.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
 .....................

      Net sales and services for the quarter ended March 31, 1997 increased $2.4 million or 17.3% to $16.3 million from $13.9 million for the comparable period in the prior year. The increase is primarily attributable to increased sales in Control Laser (Industrial), Quantronix (Semiconductor/Scientific/Industrial) and Cambridge (Scanners). This increase was offset by our German subsidiary (primarily medical and scientific product lines), which experienced reduced sales.

      Gross margins as a percentage of sales increased to 48.1% for the period ended March 31, 1997 from 46.3% in the same period ended March 31,1996. The decrease in cost as a percentage of sales in the quarter ended March 1997 is primarily due to the increased sales volume.

      Selling expenses increased to $2.8 million in the quarter ended March 31, 1997 from $2.3 million in the quarter ended March 31, 1996. The increase of $500 thousand or 21.7% in the current period is attributable to the increase in the sales volume. Selling expense as a percentage of sales remained the same at approximately 16.8%.

      General and administrative expenses increased $20 thousand or 2% from $1.1 million in the quarter ended March 31, 1996 to $1.12 million in the current period. The increase is primarily due to higher corporate expenses associated with the Company's new Manhattan office.

      Research and development costs for the quarter ended March 31, 1997 increased $170 thousand or 16% to $1.24 million from $1.07 million in the quarter ended March 31,1996. The increase is primarily attributable to increased research and development costs related to all product lines with the exception of medical.

      Interest expense was $135 thousand versus $198 thousand for the quarters ended March 31, 1997 and 1996, respectively. The decrease of $63 thousand is due to the prepayment of all debt owed to U.S. Trust, partially offset by interest paid to Gould on previously past due royalties.

      The increase in interest income to $124 thousand in the quarter ending March 31, 1997 from $7 thousand in the same period of 1996, an increase of $117 thousand, is primarily due to the increase in average investments due to the proceeds from the exercise of warrants and increased cash from operations.

      Other income/expense was an expense of $60 thousand for the quarter ended March 31, 1997 as compared to an expense of $12 thousand for the quarter ended March 31, 1996. This increase is a result of foreign currency translation losses incurred by the Company's German subsidiary in the current quarter.

Liquidity and Capital Resources
 ...............................

      Working capital at March 31, 1997 was $29.1 million as compared to $17.5 million at December 31, 1996. The increase is primarily attributable to the profitable operating results for the quarter ended March 31, 1997, and proceeds of approximately $9.8 million from exercises of options and warrants. In February 1997, Class B warrants to purchase 1,191,856 shares of common stock of the Company at $8.00 per share were exercised, and resulted in net proceeds of $9.5 million to the Company.

      As of March 31, 1997, the Company had no borrowings on its $5 million revolving line of credit with U.S. Trust. The Company prepaid all its term loans during the quarter ended March 31, 1997 and has no outstanding debt with U. S. Trust

     On February 17, 1997, in accordance with the Cambridge acquisition agreement, the Company paid $400 thousand due on the second anniversary date. In addition, the Company paid an additional $323 thousand based on Cambridge's attainment of performance goals, as defined in the acquisition agreement.

      The Company estimates that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.

      The Company has no major capital expenditures planned in the next 6 months.

      In the opinion of management, inflation has not had a material effect on the operations of the Company.


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

      For information concerning Legal Proceedings, reference is made to
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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


DATED:     April 29, 1997

EXCEL TECHNOLOGY, INC.

By:        /s/  J. Donald Hill
           ........................................

           J. Donald Hill, Chairman of the Board,
           President and Chief Executive Officer


By:        /s/ Antoine Dominic
           ........................................

           Antoine Dominic, Chief Financial Officer and Principal Accounting Officer


EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                  PRIMARY               FULLY DILUTED
                             Three Months Ended      Three Months Ended
                                 March 31,               March 31,
                           ...................... .......................
                              1997       1996         1997        1996
                           .......... ........... ........... ...........


Net earnings              $ 1,623,574 $ 1,055,638 $ 1,623,574 $ 1,055,638
  Less:  Preferred stock
    dividend                      --     (36,344)         --           --
                          ........... ........... ........... ...........

Net earnings
  available to common
   shareholders           $ 1,623,574 $ 1,019,294 $ 1,623,574 $ 1,055,638
                          ........... ........... ........... ...........
                          ........... ........... ........... ...........

Weighted average common
  shares outstanding        9,735,646   8,429,920   9,735,646   8,429,920

Weighted average common
  share equivalents:

    Options and warrants      643,773     599,451     643,773     900,168
    Preferred stock                --          --          --     376,696
                          ........... ........... ........... ...........

Weighted average common
  and common equivalent
   shares                  10,379,419   9,029,371  10,379,419   9,706,784
                          ........... ........... ........... ...........
                          ........... ........... ........... ...........

Net earnings per share         $0.16        $0.11       $0.16       $0.11
                               .....        .....       .....       .....
                               .....        .....       .....       .....