Form 10-Q
period 1997-06-30
EXCEL TECHNOLOGY INC
filed 1997-08-08
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.
       (Exact name of Registrant as specified in its Charter)


For the quarter ended June 30, 1997     Commission File Number 0-19306


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

                            Yes [X]   No [ ]

The number of shares of the Registrant's common stock outstanding as of August 4, 1997 was: 10,878,954

                                CONTENTS

                  PART I.   FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements:                        Page
          ..................................

               Balance Sheets as of June 30, 1997 and
                  December 31, 199                                    3

               Statements of Earnings and Accumulated Deficit
                 for the Three Months Ended June 30, 1997 and 1996    4

               Statements of Earnings and Accumulated Deficit
                 for the Six Months Ended June 30, 1997 and 1996      5

               Statements of Cash Flows for the Six Months Ended
                 June 30, 1997 and 1996                               6

               Notes to Financial Statements                          7


Item 2.  Management's Discussion and Analysis of Financial
         .................................................
           Condition and Results of Operations                        9
           ...................................

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                           11

Item 2.  Changes in Securities                                       11

Item 3.  Defaults upon Senior Securities                             11

Item 4.  Submission of Matters to a Vote of Security-Holders         11

Item 5.  Other Information                                           11

Item 6.  Exhibits and Reports on Form 8-K                            11


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
          .................................

                          CONSOLIDATED BALANCE SHEETS

                                          June 30, 1997    Dec. 31, 1996
                                          .............    .............
                                           (unaudited)       (audited)
Assets
 ......
Current assets:
  Cash and cash equivalents                $ 5,197,097       $ 2,910,982
  Investments                               11,051,776         4,076,045
  Prepaid and refundable income taxes          124,492           124,492
  Accounts receivable, less allowance for
    doubtful accounts of $254,000 and
    $278,000 in 1997 and 1996,
    respectively                            11,303,474         9,145,460
  Inventories                               11,119,056        10,977,407
  Deferred income taxes                        645,100           650,200
  Other current assets                         534,741           532,295
                                            ..........        ..........

          Total current assets              39,975,736        28,416,881
                                           ...........        ..........

Property, plant and equipment, net           2,695,604         2,475,586
Other assets                                   604,191           701,896
Deferred income taxes                        1,854,000         1,854,000
Excess of cost over fair value of net
  assets of businesses acquired,net of
  accumulated amortization of $1,664,480
  in 1997 and $1,479,628 in 1996.            6,307,719         6,492,571
                                           ...........         .........

                    Total assets           $51,437,250       $39,940,934
                                           ...........        ..........
                                           ...........        ..........

Liabilities and Stockholders' Equity
 .....................................

Current liabilities:
  Current portion of long-term debt        $        --       $ 1,923,024
  Notes payable, current                       573,696         1,288,282
  Accounts payable                           2,197,307         2,161,740
  Accrued expenses and other current
    liabilities                              5,830,686         5,551,548
                                            ..........        ..........
           Total current liabilities         8,601,689        10,924,594
                                            ..........        ..........
Stockholders' equity:
  Common stock, par value $.001 per share:
    20,000,000 shares authorized,
    10,522,267 and 9,189,265 issued and
    outstanding in 1997 and 1996,
    respectively.                               10,522             9,189
  Additional paid-in capital                41,680,776        31,559,063
  Retained earnings (accumulated deficit)    1,341,975        (2,474,37)
Foreign currency translation adjustment      (197,712)          (77,585)
                                            ..........        ..........
                                            42,835,561        29,016,340
                                            ..........        ..........
               Total liabilities and
                 shareholders' equity      $51,437,250       $39,940,934
                                            ..........        ..........
                                            ..........        ..........

      CONSOLIDATED STATEMENTS OF EARNINGS AND ACCUMULATED DEFICIT
                                (Unaudited)
                                                Three Months Ended
                                                     June 30
                                         ...............................
                                             1997                1996
                                         ............        ...........
Net sales and services                   $16,847,026         $14,616,936

Cost of sales and services                 8,546,386           8,103,364
                                          ..........         ...........

Gross Profit                               8,300,640           6,513,572
Operating expenses:
  Selling                                  2,639,787           2,221,428
  General and administrative               1,123,357           1,085,476
  Research and development                 1,196,414           1,037,365
  Amortization of excess of cost over
    fair value of net assets of
    businesses acquired                       92,426             128,954
                                          ..........         ...........

Earnings from operations                   3,248,656           2,040,349

Non operating expenses (income):
  Interest expense                            13,106             185,359
  Interest income                          (191,787)            (58,141)
  Other expense, net                          48,713              79,931
                                          ..........         ...........
Earnings before provision for
  income taxes                             3,378,624           1,833,200

Provision for income taxes                 1,185,896             629,967
                                          ..........         ...........
Net earnings                               2,192,728           1,203,233
                                          ..........         ...........

Accumulated deficit, beginning of period   (850,753)         (6,311,513)
                                          ..........         ...........
                                          ..........         ...........
Retained  earnings (accumulated deficit),
  end of period                           $1,341,975        $(5,108,280)
                                          ..........         ...........
                                          ..........         ...........

Earnings per share:
  Primary and fully diluted                     $.20                $.12
                                                ....                ....
                                                ....                ....
Weighted average common and common
  equivalent shares outstanding:
    Primary and fully diluted             11,066,000          10,123,000


       CONSOLIDATED STATEMENTS OF EARNINGS AND ACCUMULATED DEFICIT
                             (Unaudited)

                                                  Six Months Ended
                                                       June 30
                                           .............................
                                              1997               1996
                                           ...........       ...........
Net sales and services                     $33,174,918       $28,512,549

Cost of sales and services                  17,021,430        15,568,612
                                           ...........       ...........
Gross profit                                16,153,488        12,943,937

Operating expenses:
  Selling & Marketing                        5,392,379         4,549,736
  General and administrative                 2,245,441         2,186,326
  Research and development                   2,433,552         2,103,305
  Amortization of excess of cost
    over fair value of net assets
    of businesses acquired                     184,852           261,096
                                           ...........       ...........

Earnings from operations                     5,897,264         3,843,474

Non operating expenses (income):
  Interest expense                             148,598           398,755
  Interest income                            (315,507)          (64,986)
  Other expense, net                           108,447            76,159
                                           ...........       ...........

Earnings before provision for income taxes   5,955,726         3,433,546

Provision for income taxes                   2,139,424         1,174,673
                                           ...........       ...........
Net earnings                                 3,816,302         2,258,873
                                           ...........       ...........

Accumulated deficit, beginning of period   (2,474,327)       (7,367,153)
                                           ...........       ...........

Retained  earnings (accumulated deficit),
  end of period                            $ 1,341,975      $(5,108,280)
                                           ...........       ...........
                                           ...........       ...........

Earnings per share:
    Primary and fully diluted                     $.36             $.23
                                                  ....             ....
                                                  ....             ....
Weighted average common and common
  equivalent shares outstanding:
    Primary and fully diluted               10,731,000        9,879,000


                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                  Six Months Ended
                                                       June 30
                                           .............................
                                              1997               1996
                                           ...........       ...........
Cash flows from operating activities:
  Net income                               $ 3,816,302       $ 2,258,873
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
    Depreciation and amortization              641,865           704,314
    Provision for bad debts                     12,564            29,479
    Changes in operating assets and
      liabilities, net of effects from
      acquisition:
    Increase in accounts receivable        (2,170,578)       (2,488,304)
    (Increase) decrease in inventories       (141,649)         1,752,952
    Decrease in prepaid and refundable
      taxes and other current assets             2,654           193,079
    Decrease in other assets                    97,705            84,540
    Increase (decrease) in accounts payable     35,567         (797,620)
    Increase in accrued expenses and other
      current liabilities                      279,138           467,432
                                           ...........       ...........

               Net cash provided by
                 operating activities:       2,573,568         2,204,745
                                           ...........       ...........
Cash flows from investing activities:
  Cash paid for acquisition of Cambridge,
    net of cash acquired                     (723,150)       (1,331,237)
  Purchases of equipment                     (677,032)         (362,268)
  Purchase of investments, net             (6,975,731)         (238,352)
  Proceeds from sale of assets                     --            522,178
                                           ...........       ...........


               Net cash used in
                 investing activities:     (8,375,913)       (1,409,679)
                                           ...........       ...........

Cash flows from financing activities:
  Proceeds from exercise of common
    stock options and warrants              10,123,046         1,984,536
  Proceeds from (repayment of) borrowings
    on notes payable                             8,564          (79,790)
  Repayment on long-term debt/revolving
    credit line                            (1,923,024)       (2,879,502)
  Payment of dividend, preferred stock             --          (162,137)
                                           ...........       ...........
               Net cash provided by
                 (used in) financing
                 activities:                 8,208,586       (1,136,893)
                                           ...........       ...........

Effect of exchange rate changes on cash       120,126)         (114,018)
                                           ...........       ...........

Net decrease in cash and cash equivalents  (2,286,115)         (455,845)
                                           ...........       ...........
Cash and cash equivalents,
  beginning of period                        2,910,982         2,326,932
                                           ...........       ...........

Cash and cash equivalents, end of period   $ 5,197,097       $ 1,871,087
                                           ...........       ...........
                                           ...........       ...........

Supplemental cash flow disclosure:
Cash paid for:
  Interest                                 $   148,598        $  185,359
  Income taxes                             $ 1,820,140        $  546,500


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ..........................................
                              (unaudited)


A.   CONSOLIDATED FINANCIAL STATEMENTS:
     ..................................

     The consolidated balance sheet as of June 30, 1997, the consolidated statements of earnings and accumulated deficit for the three month and six month periods ended June 30, 1997 and the statement of cash flows for the six months ended June 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows (unaudited) at June 30, 1997 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.


B.   EARNINGS PER SHARE
     ...................

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


C.   INVESTMENTS AND CASH EQUIVALENTS
     ................................

     Investments, which consist primarily of commercial paper, are recorded at fair value. The Company has classified its investments as trading securities as of June 30, 1997 and, thus, unrealized gains and losses are reported in net earnings. Investments with original maturities of three months or less at the time of purchase are considered cash equivalents.


D.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:

                                     June 30, 1997     December 31, 1996
                                     .............     .................
                Raw Materials         $  4,395,271          $  4,473,246
                Work in Process          4,802,853             5,098,370
                Finished Goods           1,755,428             1,124,538
                Consigned Inventory        165,504               281,253
                                      ............          ............

                                      $ 11,119,056          $ 10,977,407
                                      ............          ............
                                      ............          ............


E.   NOTES AND LOAN PAYABLES
     .......................

     As of June 30, 1997, the Company had no borrowings on its $5 million revolving line of credit with U.S. Trust. The Company prepaid the remaining balances of all its term loans during the quarter ended March 31, 1997 and has no outstanding debt with U. S. Trust.


F.   ACQUISITION
     ...........

     On February 14, 1995, the Company acquired Cambridge Technology, Inc. ("Cambridge"), located in Watertown, Massachusetts. Cambridge is engaged primarily in the manufacture of laser scanners, essential components to moving a laser beam with precision at a specified speed.
On February 17, 1997, the Company paid $400 thousand to Cambridge in accordance with the acquisition agreement. In addition, the Company paid an additional $323 thousand based on Cambridge's attainment of performance goals, as defined in the acquisition agreement.


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Results of Operations
 .....................

     Net sales and services for the quarter ended June 30, 1997 increased $2.2 million to $16.8 million or 15% from $14.6 million for the comparable period in the prior year. The increase is attributable to increases in sales in all operations.

     Gross margins as a percentage of sales increased to 49.3% for the period ended June 30, 1997 as compared to 44.6% in the comparable period in the prior year. For the six months ended June 30, 1997, the gross margins increased to 48.7% from 45.4% of sales for the same period in 1996. The increase is due to increased manufacturing efficiencies coupled with a higher margin product mix sold during the quarter.

     Selling expenses for the three months ended June 30, 1997 increased $418 thousand to $2.64 million from $2.2 million for the same period in 1996. The increase is due to the increased sales volume. Selling expenses for the quarter as a percentage of sales increased to 15.6% in 1997 from 15.2% in 1996. For the six months ended June 30, 1997 selling expenses increased $843 thousand to $5.39 million from $4.55 million in 1996 due to the increased sales volume.

     General and administrative expenses for the quarter ended June 30, 1997 increased $38 thousand to $1.12 million from $1.08 million in 1996. The increase is due to higher corporate cost associated with the Company's office in Manhattan. For the six months ended June 30, 1997, general and administrative expenses increased $59 thousand to $2.24 million from $2.18 million, in 1996.

     Research and development costs for the quarter ended June 30, 1997 increased $160 thousand to $1.2 million from $1.04 million in 1996. The increase is primarily attributable to increased research and development costs related to all product lines with the exception of medical. For the six months ended June 30, 1997, research and development expenses increased $330 thousand to $2.43 million compared with $2.1 million in 1996.

     Interest expense was $13 thousand and $185 thousand for the three months ended June 30, 1997 and 1996, respectively, and $149 thousand and $399 thousand for the six months ended June 30, 1997 and 1996, respectively. The decrease in interest expense is due to a reduction in long term debt. For the quarters ended June 30, 1997 and 1996, interest income was $191 thousand and $58 thousand, respectively. Interest income was $315 thousand and $65 thousand for the six months ended June 30, 1997 and 1996, respectively. The increase in interest income is due to higher average investments resulting from the proceeds from the exercise of options/warrants and increased cash flow from operations.

     Other expense for the quarter ended June 30, 1997 totaled $48 thousand as compared to expense of $79 thousand for the quarter ended June 30, 1996. For the six months ended June 30, 1997 and 1996, other expense was $108 thousand and $76 thousand, respectively.. This increase in expense for the current quarter and six months is due to foreign exchange losses incurred by the Company's German subsidiary.

Liquidity and Capital Resources
 ...............................

     Working capital at June 30, 1997 was $31.4 million as compared to $17.5 million at December 31, 1996. The increase is primarily attributable to the profitable operating results, $3.8 million for the six months ended June 30, 1997, and proceeds of approximately $10.1 million from exercises in options and warrants. In February 1997, Class B warrants to purchase 1,191,956 shares of common stock of the Company at $8.00 per share were exercised, and resulted in net proceeds of $9.5 million to the Company.

     As of June 30, 1997, the Company had no borrowings on its $5 million revolving line of credit with U.S. Trust. The Company prepaid the remaining balances of all its term loans during the quarter ended March 31, 1997 and has no outstanding debt with U. S. Trust.

     On February 17, 1997, the Company paid $400 thousand to Cambridge in accordance with the acquisition agreement. In addition, the Company paid an additional $323 thousand based on Cambridge's attainment of performance goals, as defined in the acquisition agreement. The Company estimates that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.

     Due to the Company's continuing growth, the Company's subsidiary, Quantronix, plans to spend approximately $3.7 million over the next eight months on the purchase of land and construction of a new building in Setauket, New York to replace its existing manufacturing facilities.

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

Item 5.    Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits - (11) Computation of net earnings per share

     (b) Reports on Form 8-K - None

SIGNATURES
     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATED: August 11, 1997


     EXCEL TECHNOLOGY, INC.
     By:  /s/ J. Donald Hill
         ...................
         J. Donald Hill
         President

     By: /s/ Antoine Dominic
         ...................
         Antoine Dominic
         Chief Financial Officer


EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                  PRIMARY             FULLY DILUTED
                            ...................... .....................
                             Three Months Ended     Three Months Ended
                                    June 30                June 30
                            ...................... .....................
                                1997      1996        1997       1996
                            ........... .......... .......... ..........

Net earnings                $ 2,192,728 $1,203,233 $2,192,728 $1,203,233
  Less: Preferred stock
    dividend                         --   (17,290)         --         --
                            ........... .......... .......... ..........
Net earnings available
  to common shareholders    $ 2,192,728 $1,185,943 $2,192,728 $1,203,233
                            ........... .......... .......... ..........
                            ........... .......... .......... ..........

Weighted average
  common shares outstanding  10,479,009  8,688,715 10,479,009  8,688,715
Weighted average
  common share equivalents:
    Options and warrants        586,491  1,099,811    586,491  1,166,731
    Preferred stock                  --         --         --    267,139
                            ........... .......... .......... ..........
Weighted average common and
  common equivalent shares   11,065,500  9,788,526 11,065,500 10,122,585
                            ........... .......... .......... ..........
                            ........... .......... .......... ..........

Net earnings per share            $0.20      $0.12      $0.20      $0.12
                                  .....      .....      .....      .....
                                  .....      .....      .....      .....

EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                    PRIMARY             FULLY DILUTED
                             ..................... .....................
                               Six Months Ended       Six Months Ended
                                    June 30                June 30
                             ..................... .....................
                                1997      1996        1997       1996
                             .......... .......... .......... ..........

Net earnings                 $3,816,302 $2,258,873 $3,816,302 $2,258,873
  Less: Preferred stock
    dividend                         --    54,273)         --         --
                             .......... .......... .......... ..........
Net earnings available
  to common shareholders     $3,816,302 $2,204,600 $3,816,302 $2,258,873

Weighted average
  common shares outstanding  10,109,381  8,556,949 10,109,381  8,556,949

Weighted average
 common share equivalents:
    Options and warrants        621,127    865,157    621,127  1,050,733
    Preferred stock                  --         --         --    271,366
                             .......... .......... .......... ..........
Weighted average common and
  common equivalent shares   10,730,508  9,422,106 10,730,508  9,879,048
                             .......... .......... .......... ..........
                             .......... .......... .......... ..........

Net earnings per share            $0.36      $0.23      $0.36      $0.23
                                  .....      .....      .....      .....
                                  .....      .....      .....      .....