Form 10-Q
period 1997-09-30
EXCEL TECHNOLOGY INC
filed 1997-11-03
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.
       (Exact name of Registrant as specified in its Charter)


For the quarter ended September 30, 1997   Commission File Number 0-19306


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

                            Yes [X]   No [ ]

The number of shares of the Registrant's common stock outstanding as of October 28, 1997 was: 11,607,317


                                CONTENTS

                  PART I.   FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements:                         Page
                Balance Sheets as of September 30, 1997 and
                  December 31, 1996                                    3

             Statements of Earnings and Accumulated Deficit for
                 for the Three Months Ended September 30, 1997
                 and 1996                                              4

             Statements of Earnings and Retained Earnings
                 Accumulated Deficit for the Nine months
                 Ended September 30, 1997 and 1996                     5

             Statements of Cash Flows for the Nine months Ended
                 September 30, 1997 and 1996                           6

             Notes to Financial Statements                             7

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    8


	PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                         10

Item 2.     Changes in Securities                                     10

Item 3.     Defaults upon Senior Securities                           10

Item 4.     Submission of Matters to a Vote of Security-Holders       10

Item 5.     Other Information                                         10

Item 6.     Exhibits and Reports on Form 8-K                          10

Signatures                                                            11

Exhibit 11  Computation of net earnings per share                     12



PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:
            .................................

                       CONSOLIDATED BALANCE SHEETS

                                            Sept. 30, 1997  Dec. 31, 1996
                                            ..............  .............
                                               (unaudited)     (audited)

Assets
Current assets:
   Cash and cash equivalents                    $ 5,631,104   $ 2,910,982
   Investments                                   15,318,229     4,076,045
   Prepaid and refundable income taxes              124,492       124,492
   Accounts receivable, less allowance
     for doubtful accounts of $279,000 and
     $276,000 in 1997 and 1996, respectively     11,516,294     9,145,460
   Inventories                                   12,696,583    10,977,407
   Deferred income taxes                            645,100       650,200
   Other current assets                             620,645       532,295
                                                ...........   ...........

               Total current assets              46,552,447    28,416,881
                                                ...........   ...........

Property, plant and equipment, net                3,528,374     2,475,586
Other assets                                        595,708       701,896
Deferred income taxes                             1,854,000     1,854,000
Excess of cost over fair value of net assets
   of businesses acquired, net of accumulated
   amortization of $1,756,906 in 1997
   and $1,479,628 in 1996.                        6,215,293     6,492,571
                                                ...........   ...........

               Total assets                     $58,745,822   $39,940,934
                                                ...........   ...........
                                                ...........   ...........


Liabilities and Stockholders' Equity
 .....................................
Current liabilities:
   Current portion of long-term debt            $        --   $ 1,923,024
   Notes payable, current                           201,354     1,288,282
   Accounts payable                               3,054,514     2,161,740
   Accrued expenses and other current
     liabilities                                  6,426,719     5,551,548

               Total current liabilities          9,682,587    10,924,594

Stockholders' equity:
   Common stock, par value $.001 per share:
     20,000,000 shares authorized, 11,223,690
     and 9,189,265 issued and outstanding in
     1997 and 1996, respectively.                    11,224         9,189
   Additional paid-in capital                    45,561,086    31,559,063
   Retained earnings (accumulated deficit)        3,660,219   (2,474,327)
   Foreign currency translation adjustment        (169,294)      (77,585)
                                                ...........   ...........

                                                 49,063,235    29,016,340
                                                ...........   ...........

Total liabilities and shareholders' equity      $58,745,822   $39,940,934
                                                ...........   ...........
                                                ...........   ...........


                   CONSOLIDATED STATEMENTS OF EARNINGS
               AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                              (Unaudited)

                                                    Three Months Ended
                                                       September 30
                                                   1997           1996
                                                ...........    ..........

Net sales and services                          $16,504,828  $ 14,678,089
Cost of sales and services                        8,079,912     8,262,587
                                                ...........    ..........

Gross profit                                      8,424,916     6,415,502

Operating expenses:
   Selling and marketing                          2,624,745     2,230,671
   General and administrative                     1,198,263       881,726
   Research and development                       1,238,113     1,025,256
   Amortization of excess of cost over
     fair value of net assets of business
     acquired                                       92,426        124,602
                                                ...........    ..........

Earnings from operations                         3,271,369      2,153,247

Non operating expenses (income):
   Interest expense                                  6,690        126,794
   Interest income                               (239,726)      (110,618)
   Other income, net                              (60,655)       (19,128)
                                                ...........    ..........
Earnings before provision for income taxes       3,565,060      2,156,199

Provision for income taxes                       1,246,816        703,424
                                                ...........    ..........

Net earnings                                     2,318,244      1,452,775
                                                ...........    ..........

Retained earnings (accumulated deficit),
   beginning of period                           1,341,975    (5,108,280)

Retained earnings (accumulated deficit),
   end of period                               $ 3,660,219   $(3,655,505)
                                                ...........   ...........
                                                ...........   ...........

Earnings per share:
   Primary and fully diluted                         $0.20          $0.15
                                                     ......         .....
                                                     ......         .....

Weighted average common and common
   equivalent shares outstanding:               11,701,663      9,934,046




                   CONSOLIDATED STATEMENTS OF EARNINGS
                AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                               (Unaudited)


                                                    Nine Months Ended
                                                      September 30
                                                   1997           1996
                                               ...........     ..........
Net sales and services                        $ 49,679,746   $ 43,190,638

Cost of sales and services                      25,101,338     23,831,199
                                               ...........     ..........

Gross profit                                    24,578,408     19,359,439

Operating expenses:
   Selling and marketing                         8,017,124      6,780,407
   General and administrative                    3,443,707      3,068,050
   Research and development                      3,671,665      3,128,561
   Amortization of excess of cost over fair
     value of net assets of business acquired      277,278        385,698
                                               ...........     ..........

Earnings from operations                         9,168,634      5,996,723

Non operating expenses (income):
   Interest expense                                155,288        525,549
   Interest income                               (555,234)      (175,604)
   Other expense, net                               47,792         57,033
                                               ...........     ..........

Earnings before provision for income taxes       9,520,788      5,589,745

Provision for income taxes                       3,386,242      1,878,097
                                               ...........     ..........

Net earnings                                     6,134,546      3,711,648

Accumulated deficit, beginning of period       (2,474,327)    (7,367,153)

Retained earnings (accumulated deficit),
   end of period                               $ 3,660,219   $(3,655,505)
                                               ...........   ............
                                               ...........   ............

Earnings per share:
   Primary and fully diluted                         $0.56          $0.38
                                                     .....          .....
                                                     .....          .....

Weighted average common and common
   equivalent shares outstanding:               11,043,991      9,896,126



                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                    Nine Months Ended
                                                      September 30
                                                   1997           1996
                                               ...........     ..........

Cash flows from operating activities:
Net earnings                                  $  6,134,546   $  3,711,648
   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization               962,055      1,041,356
       Provision for bad debts                      25,979         69,752
       Changes in operating assets and
         liabilities:
           Increase in accounts receivable     (2,396,813)    (3,304,370)
           (Increase) decrease in inventories  (1,719,176)      2,065,018
           (Increase) decrease in prepaid and
             refundable taxes and other
             current assets                       (83,250)        193,260
           Decrease in other assets                106,188         86,065
           Increase (decrease) in accounts
             payable                               892,774      (824,533)
           Increase in accrued expenses and
             other liabilities                     875,171        770,748
                                               ...........     ..........

                Net cash provided by
                  operating activities:          4,797,474      3,808,944
                                               ...........     ..........

Cash flows from investing activities:
Cash paid for acquisition of Cambridge,
   net of cash acquired                          (723,150)    (1,331,237)
Purchases of equipment and building            (1,737,563)      (953,517)
Purchase of investments, net                  (11,242,184)      (298,352)
Proceeds from sale of assets                            --        522,178
                                               ...........     ..........

                Net cash used in investing
                  activities:                 (13,702,897)    (2,060,928)
                                               ...........     ..........
Cash flows from financing activities:
   Proceeds from exercise of common stock
     options and warrants                       14,004,056      2,080,629
   (Repayment) proceeds from notes payable       (363,778)         24,046
   Repayment of borrowings on long-term debt
     and revolving credit line                 (1,923,024)    (3,940,684)
   Payment of dividend on preferred stock               --      (162,137)
                                               ...........     ..........

                Net cash provided by (used in)
                  financing activities:         11,717,254    (1,998,146)
                                               ...........     ..........

Effect of exchange rate changes on assets and
   liabilities, including cash                    (91,709)      (109,332)
                                               ...........     ..........

Net increase (decrease) in cash and
   cash equivalents                              2,720,122      (359,462)
                                               ...........     ..........

Cash and cash equivalents, beginning of period   2,910,982      2,326,932
                                               ...........     ..........

Cash and cash equivalents, end of period      $  5,631,104   $  1,967,470
                                               ...........     ..........
                                               ...........     ..........

Supplemental cash flow disclosure:
Cash paid for:
Interest                                      $    155,288   $    525,549
Income taxes                                  $  2,487,189   $    622,756


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ..........................................
                              (unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS:
     ..................................

     The consolidated balance sheet as of September 30, 1997, the consolidated statements of earnings and retained earnings (accumulated deficit) for the three month and nine month periods ended September 30, 1997 and the statement of cash flows for the nine months ended September 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows (unaudited) at September 30, 1997 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

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

C.   INVESTMENTS AND CASH EQUIVALENTS
     ................................

     Investments, which consist primarily of commercial paper, are recorded at fair value. The Company has classified its investments as trading securities as of September 30, 1997 and, thus, unrealized gains and losses are reported in net earnings. Investments with original maturities of three months or less at the time of purchase are considered cash equivalents.

D.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:

                                 September 30, 1997     December 31, 1996
                                 ..................     .................
        Raw Materials                  $  4,898,168          $  4,473,246
        Work in Process                   5,753,786             5,098,370
        Finished Goods                    1,838,301             1,124,538
        Consigned Inventory                 206,328               281,253
                                       ............          ............
                                       $ 12,696,583          $ 10,977,407
                                       ............          ............
                                       ............          ............

E.   NOTES AND LOANS PAYABLE
     .......................

     As of September 30, 1997, the Company had no borrowings on its $5 million revolving line of credit with U.S. Trust. The Company prepaid the remaining balances of all its term loans during the quarter ended March 31, 1997 and has no outstanding debt with U. S. Trust.

F.   ACQUISITION
     ...........

     On February 14, 1995, the Company acquired Cambridge Technology, Inc. ("Cambridge"), located in Watertown, Massachusetts. Cambridge is engaged primarily in the manufacture of laser scanners, essential components to moving a laser beam with precision at a specified speed. On February 17, 1997, the Company paid $400 thousand to Cambridge's selling shareholders in accordance with the acquisition agreement. In addition, the Company paid an additional $323 thousand based on Cambridge's attainment of performance goals, as defined in the acquisition agreement.


Item 2.        Management's Discussion and Analysis of Financial
               .................................................
               Condition and Results of Operations
               ...................................

Results of Operations
 .....................

     Net sales and services for the quarter ended September 30, 1997 increased $1.8 million or 12.2% to $16.5 million from $14.7 million for the comparable period in the prior year. Net sales and services for the nine months ended September 30, 1997 were $49.7 million versus $43.2 million for the comparable period in the prior year, an increase of $6.5 million or 15.0%. The increase is primarily attributable to increased sales at Quantronix and Cambridge.

     Gross margins as a percentage of sales increased to 51.1% from 43.7% for the quarter ended September 30, 1997 as compared to the comparable period in the prior year. For the nine months ended September 30, 1997 the gross margins increased to 49.5% from 44.9% of sales in the same period in 1996. The increase in gross margins is due to increased manufacturing efficiencies at Quantronix and Photo Research and increased sales at Cambridge which has a higher gross margin.

     Selling expense for the quarter ended September 30, 1997 increased $400 thousand to $2.63 million from $2.23 million during the same period in 1996. The increase is attributable to the increased sales volume. Selling expense as a percentage of sales during the quarter increased to 15.9% in 1997 from 15.2% in 1996 due to the increased sales efforts at Control Laser and Quantronix in developing new markets coupled with the launching of new products. For the nine months ended September 30, 1997 selling expenses increased to $8.0 million from $6.8 million in 1996. Selling expenses as a percentage of sales for the nine months were 16.1% in 1997 and 15.7% in 1996.

     General and administrative expenses for the quarter increased $300 thousand to $1.2 million in 1997 from $900 thousand in 1996. The general and administrative expenses for 1997 were approximately the same as 1996, except that 1996 included an adjustment to reduce the expense for previously estimated expense accruals. For the nine months ended September 30, 1997 general and administrative expense increased $370 thousand to $3.44 million from $3.07 million in 1996.

     Research and development expenses for the quarter increased $210 thousand to $1.24 million in 1997 from $1.03 million in 1996. The increase is primarily attributable to increased research and development costs related to all product lines. For the nine months ended September 30, 1997, research and development expenses increased $600 thousand to $3.7 million from $3.1 million in 1996.

     Interest expense was $155 thousand and $526 thousand for the nine months ended September 30, 1997 and 1996, respectively, and $7 thousand and $127 thousand for the three months ended September 30, 1997 and 1996, respectively. The decrease in interest expense is due to a reduction in long term debt as a result of cash flow from operations. Interest income was $555 thousand and $176 thousand for the nine months ended September 30, 1997 and 1996, respectively. For the quarter ended September 30,
1997 and 1996, interest income was $240 thousand and $111 thousand, respectively. The increase in income is due to higher average investments resulting from proceeds from the exercise of options/warrants and increased cash flow from operations.

     Other income/expense for the nine months ended September 30, 1997 and 1996 was expense of $48 thousand and $57 thousand, respectively. For the quarter ended September 30, 1997 other income/expense was income of $61 thousand as compared to income of $19 thousand for the quarter ended September 30, 1996. This increase in other income for the current quarter and decrease in losses for the nine months is primarily due to foreign exchange gains and losses incurred by the Company's German subsidiary.

Liquidity and Capital Resources
 ...............................

     Working capital at September 30, 1997 was $36.9 million as compared to $17.5 million at December 31, 1996. The increase is primarily attributable to the profitable operating results,($6.1 million for the nine months ended September 30, 1997) and proceeds of approximately $14 million from exercises in options and warrants, partially offset by an increase in property, plant and equipment of approximately $1.7 million. In February 1997, Class B warrants to purchase 1,191,956 shares of common stock of the Company at $8.00 per share were exercised, and resulted in net proceeds of $9.5 million to the Company.

     As of September 30, 1997, the Company had no borrowings on its $5 million revolving line of credit with U.S. Trust. The Company prepaid the remaining balances of all its term loans during the quarter ended March 31, 1997 and has no outstanding debt with U. S. Trust.

     On February 17, 1997, the Company paid $400 thousand to Cambridge's selling shareholders in accordance with the acquisition agreement. In addition, the Company paid an additional $323 thousand based on Cambridge's attainment of performance goals, as defined in the acquisition agreement.

     The Company estimates that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.

     The Company's subsidiary, Quantronix, is in the process of constructing a new building at a cost of approximately $3.7 million. The building is scheduled to be completed on March 31, 1998. As of October 16, 1997 the Company has paid over $800 thousand towards the new building.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.


PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings
          .................

     For information concerning Legal Proceedings, reference is made to
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2.   Changes in Securities
          .....................

          None.

Item 3.   Defaults upon Senior Securities
          ...............................

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders
          ...................................................

          None.

Item 5.   Other Information
          .................

          None.

Item 6.   Exhibits and Reports on Form 8-K
          ................................

          (a) Exhibits - (11) Computation of net earnings per share

          (b) Reports on Form 8-K - None


          SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


          DATED:   November 3, 1997

          EXCEL TECHNOLOGY, INC.


          By:  /s/  J. Donald Hill
          ........................
          J. Donald Hill
          Chief Executive Officer


          By:  /s/ Antoine Dominic
          ........................
          Antoine Dominic
          Chief Financial Officer



EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE


                                PRIMARY               FULLY DILUTED
                         ....................... .......................
                          Three Months Ended       Three Months Ended
                             September 30             September 30
                         ....................... .......................
                             1997        1996        1997        1996
                         ........... ........... ........... ...........

Net earnings             $ 2,318,244 $ 1,452,775 $ 2,318,244 $ 1,452,775
                         ........... ........... ........... ...........
                         ........... ........... ........... ...........
Weighted average
  common shares
    outstanding           10,927,876   9,152,843  10,927,876   9,152,843

Weighted average
  common share
    equivalents:
Options and warrants         773,787     744,553     773,787     781,203
                         ........... ........... ........... ...........

Weighted average
  common and common
    equivalent shares     11,701,663   9,897,396  11,701,663   9,934,046
                         ........... ........... ........... ...........
                         ........... ........... ........... ...........

Net earnings per share         $0.20       $0.15       $0.20       $0.15
                               .....       .....       .....       .....
                               .....       .....       .....       .....


EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE


                                   PRIMARY             FULLY DILUTED
                         ....................... ......................
                             Nine Months Ended        Nine Months Ended
                                September 30             September 30
                         ....................... .......................
                                1997      1996        1997       1996
                         ........... ........... ........... ...........

Net earnings             $ 6,134,546 $ 3,711,648 $ 6,134,546 $ 3,711,648

Preferred stock dividends         --    (54,273)          --          --
                         ........... ........... ........... ...........

Net earnings available
  to common shareholders $ 6,134,546 $ 3,657,375 $ 6,134,546 $ 3,711,648
                         ........... ........... ........... ...........
                         ........... ........... ........... ...........
Weighted average
  common shares
    outstanding           10,385,211   8,757,031  10,385,211   8,757,031

Weighted average common
  share equivalents:
Options and warrants         658,780     817,986     658,780     953,466

Preferred stock                   --          --          --     185,629
                         ........... ........... ...........  ..........

Weighted average
  common and common
    equivalent shares     11,043,991   9,575,017  11,043,991   9,896,126
                         ........... ........... ...........  ..........
                         ........... ........... ...........  ..........

Net earnings per share         $0.56       $0.38       $0.56       $0.38
                               .....       .....       .....       .....
                               .....       .....       .....       .....