Form 10-K
period 1997-12-31
EXCEL TECHNOLOGY INC
filed 1998-03-26
CIK 873603

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ..................................

                                FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                    ..................................

     For the fiscal year ended       Commission File Number 0-19306
         December 31, 1997

                         EXCEL TECHNOLOGY, INC.
         (Exact name of Registrant as specified in its Charter)

            Delaware                               11-2780242
 (State or other jurisdiction of                (I.R.S. Employer
  Incorporation or Organization)               Identification No.)

         41 Research Way                        (516) 273-6900
       E. Setauket NY 11733             (Registrant's Telephone Number)
      (Address of Principal
        Executive Offices)

       Securities registered pursuant to Section 12(b) of the Act:
                                  None.
       Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, par value $.001 per share
                           (Titles of Classes)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $118,332,130 based on the average bid and ask price as reported by NASDAQ on March 19,1998.

The number of shares of the Registrant's common stock outstanding as of March 18, 1998 was: 11,336,667.


                  DOCUMENTS INCORPORATED BY REFERENCE:
  Proxy Statement to be filed in connection with the Registrant's 1998 Annual Meeting of Stockholders (incorporated by reference under Part III)

                                 PART I
                                 ......

	This Annual Report on Form 10-K (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans, and expectations that are or may be deemed to be "forward-looking statements". Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Such forward looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause the Company's actual result, performance, and achievements to differ materially from those described or implied in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Since 1992, the Company has focused its business activities on two basic business strategies: (a) diversification and (b) industry consolidation. Through its diversification strategy, the Company expects to manufacture and market core solid state laser and optical products and systems tailored to a variety of industrial, scientific and medical applications. The Company believes that its acquisition strategy should provide added opportunity for growth.

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

On February 14, 1995, the Company acquired Cambridge Technology,
Inc. ("Cambridge"), located in Cambridge, Massachusetts. Cambridge is engaged primarily in the manufacture of laser scanners, essential components to moving a laser beam with precision at a specified speed. These products have both industrial and consumer applications, such as laser marking and etching, high density laser printing and writing, digitized x-ray imaging and entertainment laser light shows and displays.
 This acquisition allowed the Company to expand into new markets as well as enhance its present market position in the industrial business. The Company acquired all of the outstanding shares of capital stock of Cambridge in exchange for $4.75 million, consisting of $4.5 million in cash (of which $3.5 million was paid on February 14, 1995) and $250 thousand in shares of Common Stock (which was paid on February 14, 1995). Of the balance due, $600 thousand was paid in March 1996 and $400 thousand was paid in February 1997. Pursuant to the acquisition agreement, additional payments were made due to Cambridge meeting certain performance goals during the first two fiscal years after the acquisition. In connection therewith, the Company paid $731 thousand for 1995 and $323 thousand for 1996.

On October 2, 1995, the Company acquired the Photo Research Division ("The Photo Research Division") of Kollmorgen Instruments Corporation ("Kollmorgen"). The Photo Research Division is engaged primarily in the business of developing, manufacturing and marketing photometric and spectroradiometer instruments and systems (the "Business"). In accordance with an Asset Purchase Agreement, the Company purchased substantially all of the net assets and properties utilized in connection with the Business, in consideration of $3.5 million in cash. The Company utilized its own cash to finance the acquisition. Subsequently, the Company obtained a $3.5 million five-year term loan, from U.S.Trust (the "Bank"), the proceeds of which were utilized by the Company to replenish its own cash used in financing the acquisition.

Excel was organized under the laws of Delaware in 1985.

CURRENT PRODUCTS AND APPLICATIONS

Industrial
    ..........
Control Laser, the Company's subsidiary located in Orlando, Florida, designs, manufactures and markets industrial laser systems for material marking and engraving. Control Laser contributed approximately 34% of
the Company's total sales in 1997.   With more than 1,650 systems
installed worldwide, including 1,300 in North America, Control Laser had over 40% of the domestic market share in 1997. Control Laser's InstaMark laser systems allow for permanent, high speed, computer-controlled product marking for the aerospace, automotive, medical device, electronic, tooling and consumer industries. Customers include Honeywell, ITT Bosch, Nissan, Ford, Kodak, General Electric and General Motors. Control Laser's marking products can be used manually or can be utilized as part of an automated assembly line system. During 1997, Control Laser introduced a new marking system designed to "mark on the fly" for the packaging industry.

Scanners
    .........

Cambridge, the Company's subsidiary based in Cambridge, Massachusetts, manufactures high speed mirror positioning components and sub-systems used to direct laser energy. Cambridge contributed approximately 18% to the Company's sales in 1997. These optical scanning products are key to a variety of applications where visible or invisible laser energy is positioned quickly and precisely. An increasingly broad base of laser system applications are served, by these products including laser marking, machining, heat treating, welding and cutting, semiconductor wafer inspection and processing, laser entertainment, corporate advertising and a growing number of laser based medical applications, which include digital radiography, skin resurfacing, eye treatment and others. With patented designs, Cambridge is a technology leader in galvanometer-based optical scanning and supports research and development of new applications through a wide range of academic institutions, private firms and government agencies.

Semiconductor
 .............

Quantronix, the Company's subsidiary located in Hauppauge, New York, manufactures and markets Defect Repair Systems (DRS) which are laser based systems for use in semiconductor production. The DRS provides a means to repair defects on the complex photomasks used to produce integrated circuits.

A pioneer in this field, Quantronix has provided laser mask repair systems to the industry since 1975. Currently, the DRSII Model 840e system is the industry standard, with over 100 installed Quantronix repair systems in operation.

In recognition of the demand for smaller, denser features on next generation integrated circuits, the Company has embarked on a development program to produce the next generation machines (DRS II Model 850) that will support circuit production through the 0.35 microns, 0.25 microns and 0.18 microns design generations, promoting product viability in the future.

The initial shipment of a DRSII 850 system took place in November of 1996. The Company is currently working on a new updated machine to be called the DRS II Model 855.

The DRSII 850 and DRSII 855 are being developed in close contact with leaders within the semiconductor industry. This Quantronix product line accounted for approximately 10% of the Company's total sales in 1997.

Scientific and OEM Products
    ............................

Quantronix also manufactures and markets solid-state lasers for science, industry and OEM uses. On a worldwide basis, scientific lasers represent one of the most stable and long-established laser markets. Scientific lasers are used by chemists, biologists, physicists and other scientists and engineers. In this market, end-users are generally familiar with the various product specifications, features and reliability, which are the major factors in choosing between competing products.

Quantronix's current scientific line includes the Series 4800
Ultrafast Amplifiers and the Series 527 High Power Green pulsed lasers. Quantronix's Ultrafast Amplifiers incorporate a material called Titanium Sapphire ("Ti:Sapphire") which has created opportunities for a greater volume of research than previous materials. Ultrafast Amplifiers deliver high energy short pulses on the picosecond time scale. (A picosecond is one trillionth of a second.) These short pulses enable the investigation of a wide range of physical, chemical and biological phenomena.

The system utilizes the Nd:YLF laser to produce high energy pulses at a rate of 1kHz (1000 pulses per second). These pulses drive the Ti:Sapphire Amplifier that can then pump other optical systems (also marketed by Quantronix) which deliver tunable light from Ultraviolet to Infrared regions of the spectrum. The material properties to be studied vary over this range.

Industrial and OEM markets play host to a number of diversified
Nd:YAG lasers. Some of the markets are for diamond drilling, micro-machining and material processing. Recent developments based on the scientific product line have increased Quantronix's high end market share and should enable further applications in material processing.

Quantronix 's scientific, industrial and OEM products accounted for approximately 13% to the Company's total 1997 sales.

Optical Products
 ................

Optical, a subsidiary of the Company based in Oxnard, California, specializes in the manufacture of custom precision optical flats used for measurement in optical scanners, laser systems, professional motion picture cameras and other industrial and scientific applications.
Optical contributed approximately 3% to the Company's sales in 1997.

Light and Color Measurement
 ...........................

Photo Research, the Company's Chatsworth, California subsidiary, is a leader in high precision, state of the art electro-optical instrumentation and systems for light and color measurement. Photo Research contributed approximately 9% to the Company's total 1997 sales.
 The Spectra product line offers systems to a wide variety of industries for research, quality control and on-line testing. Video Instrumentation provides high resolution CRT and flat panel inspection. The Photo Research Optical Metrology Laboratory is a supplier of and service provider to optical radiation standards, calibration and measurement for major manufacturers of instruments, displays, devices and materials.

Spare Parts
    ...........

The Company derives a portion of its revenues from the sale of spare parts and related consumable materials used primarily in its semiconductor, industrial and scientific systems. This operation is based in Hauppauge, New York. Spare parts and consumables include replacement optical elements, lamps and electronic components. This Quantronix product line contributed approximately 10% of the Company's total sales in 1997.

Dental Products
 ...............

Quantronix manufactures and markets in its Hauppauge, New York facility, a series of solid-state lasers for the treatment of dental soft tissue. The Quantronix dental product line contributed approximately 3% to the total sales of the Company in 1997. Soft-tissue procedures include treatments of diseased gums, biopsies, control of bleeding and preparation of gums for crown and bridge impressions. Quantronix's existing line of dental laser systems contain Nd:YAG and Ho:YAG lasers in a single unit. The systems utilize a fiber optic cable and a handpiece, are internally air cooled, and can be operated from standard 110 volt electrical outlets.

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

Marketing and Sales
 ...................

Marketing activities for the Company's product lines include the presentation of its product lines at domestic and international trade shows and advertising. The marketing and sales staff conduct professional meetings, conferences and in-person and telephone sales calls. The Company also engages independent manufacturers' representatives for the sale of its products. Foreign sales of its products are made primarily through foreign equipment distribution organizations and representatives, and by Quantronix GmbH, its German subsidiary. Quantronix GmbH is engaged in the business of marketing, distributing, integrating and servicing laser systems (for industrial, semiconductor, scientific and dental products) manufactured at the Company's Hauppauge, New York and Orlando, Florida facilities. The sales territory covered by Quantronix GmbH is primarily in Europe. The staff of twenty-three includes seven engineers who install and service all products including complex semiconductor, scientific, and other industrial systems. In addition, Quantronix GmbH provides spare parts for its installed base.

The following table represents a breakdown between the Company's domestic and foreign revenues for the years ended December 31, 1997, 1996 and 1995 (in thousands of dollars).

                            1997             1996              1995
                      Dollars Percent   Dollars Percent   Dollars Percent
                      ....... .......   ....... .......   ....... .......
DOMESTIC              $42,186   64%     $37,781   66%     $27,513   63%
FOREIGN                23,762   36%      19,681   34%      16,401   37%
                      ....... .......   ....... .......   ....... .......
TOTAL                 $65,948  100%     $57,462  100%     $43,914  100%
                      ....... .......   ....... .......   ....... .......
                      ....... .......   ....... .......   ....... .......

Manufacturing
 .............

     The Company assembles its products at its facilities in Hauppauge, New York; Orlando, Florida; Oxnard, California; Cambridge, Massachusetts; and Chatsworth, California. The Company relies upon unaffiliated suppliers for the material components and parts used to assemble its products. Most parts and components purchased from suppliers are available from multiple sources. To date, the Company has not experienced any significant delays in obtaining parts and components for its products. The Company believes that it will be able to continue to obtain most required components and parts from a number of different suppliers, although there can be no assurance thereof. Lack of availability of certain components could require major redesign of the products and could result in production delays.

WARRANTY AND CUSTOMER SERVICES

     The Company's warranty for all of its new products varies between three months and twelve months. The Company also provides field support services on an individual call basis, services maintenance contracts and provides customer support services by telephone to customers with operational and service problems.

RESEARCH AND DEVELOPMENT

     Due to the intense competition and rapid technological change in the laser and optical industries, the Company believes that it must continue to improve and refine its existing products and systems and develop new applications for its technology. Research and development expenses for the years ended December 31, 1997, 1996, and 1995 were $4,860,903, $4,406,364 and $3,096,934, respectively.

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

     In the semiconductor photomask repair market, the Company primarily competes with NEC. Semiconductor products have recently been subject to market saturation conditions and the rapid advances in miniaturization of integrated circuits and computers. These factors are behind the Company's commitment to continue developing its next generation mask repair products.

     In the dental laser market, the Company competes with several manufacturers including American Dental Technologies.

     In light and color measurement, the major competitor to the Company's Spectra product is Minolta. Minolta has approximately a 30% to 35% worldwide market share compared with Photo Research's 20% to 25% share. In the on-line video inspection market, the Company is a technical leader with Dynacolor and EeRise as its key competitors.

     In the laser scanner market, General Scanning, which has an estimated current market share of 50%, is a significant competitor of the Company. This competitor was also one of the Company's largest U.S. customers for scanners in 1997 and 1996. The Company has a significant market presence in Europe and Japan with 50% of laser scanner sales being outside the United States.

BACKLOG

     As of December 31, 1997, the Company had a backlog of firm orders of approximately $14 million as compared to a backlog of $13.5 million as of December 31, 1996. The Company believes that the current backlog will be filled during the present fiscal year. Historically, backlog is shipped within 90 days from the order date.

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

FOREIGN REGULATORY REQUIREMENTS

     Foreign sales of the Company's dental and medical laser systems are or will be subject in each case to approval by the recipient country. Regulatory requirements vary widely among the countries, from electrical approvals to clinical applications similar to the PMA applications filed with the FDA for sales in the United States. The Company has obtained appropriate approvals for its dental products in Japan, Korea and certain European countries including Germany.


EMPLOYEES

     As of December 31, 1997, the Company had 300 full-time employees, consisting of 2 executive officers, 7 subsidiary executive officers, 91 engineering and technical personnel and 200 manufacturing, administrative and sales support personnel. The Company believes that its relations with its employees are satisfactory. None of the Company's employees is represented by a union.

FINANCIAL INFORMATION ABOUT FOREIGN AND
     DOMESTIC OPERATIONS AND EXPORT SALES

     For the years ended December 31, 1997, 1996 and 1995, the Company had net sales to customers in foreign countries amounting to approximately $23.8 million, $19.7 million and $16.4 million, respectively (approximately 36%, 34% and 37% of total net sales and services, respectively). These sales included sales by Quantronix GmbH, the Company's German subsidiary. Quantronix GmbH buys laser systems, spare parts and related consumable materials from Quantronix and Control Laser, the Company's New York and Florida subsidiaries, for resale to European and other foreign customers, and also furnishes field repair services. See Note 13 of the "Notes to Consolidated Financial Statements."

     Foreign currency translation for Quantronix GmbH, the Company's subsidiary in Germany, is performed utilizing the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, except for property, plant and equipment which is translated at historical rates, while revenues, costs and other expenses are translated at the average exchange rate for the reporting period.
The resulting translation adjustment of $(256) thousand and $(78) thousand at December 31, 1997 and 1996, respectively, is included as a component of stockholders' equity. Currency and exchange rate fluctuations from transaction gains and losses resulted in net losses of $167 thousand and $178 thousand for the years ended December 31, 1997 and 1996, respectively, and a net gain of approximately $115 thousand for the year ended December 31, 1995. Such amounts are based upon the accounting treatment of foreign intercompany balances and transaction gains and losses.


ITEM 2.  PROPERTIES

     Excel leases approximately 2,900 square feet in New York City from an unaffiliated landlord for its corporate offices. The lease is for a five-year period at an average annual rent of $108,000, and expires in November 2001.

     Quantronix leases approximately 28,000 square feet in Hauppauge, New York from an unaffiliated landlord for its executive offices and for sales, service and manufacturing. The lease is for a five-year period which ended in November 1997, at an average annual rent of approximately $230,000. Excel's principal executive office is maintained in the Hauppauge facility, where financial and accounting functions of the Company are performed. Quantronix is in the process of constructing its own building, at a cost of approximately $3.7 million, which is scheduled for completion February 28, 1998.

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

     Cambridge leases a 17,000 square foot building in Cambridge, Massachusetts from an unaffiliated landlord for manufacturing operations and administrative offices. The lease is for a ten-year period ending in October 2006, at an annual rent of approximately $150,000 through October 2003 and $175,000 from November 2003 through October 2006.

     Quantronix GmbH leases approximately 7,500 square feet of office space, used for sales and service, in Darmstadt, Germany from an unaffiliated landlord at an average annual rent of approximately
$106,000.  The lease expires in June 2005.

     Photo Research leases a 36,000 square foot facility located in Chatsworth, California from an unaffiliated landlord for manufacturing operations and administrative offices, at an annual rent of approximately $480,000. The lease expires in June 1998.


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

                                 PART II
                                 .......

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

                Year ended:            High      Low

                December 31, 1997
                    First Quarter     10-1/8     7-1/4
                    Second Quarter     9-1/4     7-1/2
                    Third Quarter     13-3/8     8-5/8
                    Fourth Quarter    15-3/8     8-3/4

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

     As of March 18, 1998, there were approximately 926 holders of record of Common Stock. Since many shares are registered in street name, the number of beneficial owners is considerably higher.

     The Company has never paid cash dividends on its Common Stock. In April 1996 the Company paid a $0.40 per share dividend on its Preferred Stock. In May 1996, the Company exercised its option to redeem all Preferred Shares that were not converted. Therefore, after May 1996, no cash dividends were paid to holders of the Preferred Stock. Payment of dividends to holders of the Common Stock is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, limitations on dividends under the Company's revolving line of credit agreement and the operating and financial condition of the Company. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business.


ITEM 6.  SELECTED FINANCIAL DATA

     The following tables summarize certain consolidated financial data which should be read in conjunction with the reports of the Company's independent auditor and the more detailed consolidated financial statements and notes thereto which appear elsewhere herein.


Statement of Operations Data
 ............................




STATEMENT OF OPERATIONS DATA

                                                                   YEARS ENDED DECEMBER 31,
                                            ......................................................................
                                                1997          1996          1995           1994           1993
                                            ...........   ...........   ...........   ............    ............

Net sales and services                      $65,947,896   $57,462,263   $43,914,222    $33,550,842    $29,027,825
Net earnings (loss)                         $ 8,234,697   $ 4,892,826   $(1,595,835)   $ 1,890,279    $ 2,878,419

Net earnings (loss) per share
  Basic                                     $0.77         $0.55         $(0.21)        $0.22          $0.43
  Diluted                                   $0.73         $0.50         $(0.21)        $0.22          $0.38

Weighted average common and common
  equivalent shares outstanding
    Basic                                   10,686,763    9,862,217     8,281,194      7,632,230      6,071,327
    Diluted                                 11,327,086    9,757,411     8,281,194      8,563,600      7,456,927

Common stock cash dividends                          0            0             0              0              0
Preferred stock cash dividends                       0            0       162,137        187,981        268,258


BALANCE SHEET DATA
                                                                       DECEMBER 31,
                                            .......................................................................

                                            1997          1996          1995           1994           1993

Total assets                                $59,219,681   $39,816,442   $43,007,614    $33,082,983    $23,909,913
Total liabilities                             8,316,574    10,800,102    20,948,036      9,727,602      8,959,774
Working capital                              37,166,960    17,492,287    17,609,490     20,963,663     12,196,774
Stockholders' equity                         50,903,107    29,016,340    22,059,578     23,355,381     14,950,139
Long-term liabilities                                 0             0     7,573,320      3,348,141      2,958,880




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General
 .......

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto set forth elsewhere herein.


Summary
 .......

     The Company achieved revenues of approximately $66 million for the year ended December 31, 1997 as compared to approximately $57.5 million and $43.9 million for the years ended December 31, 1996 and 1995, respectively. Earnings (loss) before provision for income taxes were approximately $12.6 million, $7.1 million, and ($1.1) million for the years ended December 31, 1997, 1996 and 1995, respectively. The net earnings (loss) and earnings (loss) per share on a diluted basis were approximately $8.2 million and $0.73 per share in 1997 $4.9 million and $0.50 per share in 1996 and ($1.6) million and ($0.21) per share in 1995. Due to the loss in 1995, common stock equivalents and the conversion of preferred shares were antidilutive and were not included in the diluted earnings per share in 1995.

     The following table presents consolidated financial data for the years ended December 31, 1997, 1996 and 1995 (in thousands of dollars and as a percentage of total net sales and services.)




RESULTS OF OPERATIONS
                                                1997                  1996                   1995
                                         Dollars    Percent     Dollars   Percent     Dollars    Percent
                                         ..................     .................     ...................

Net Sales and Services                    $65,948   100.0       57,462    100.0       43,914    100.0
Cost of Sales                              33,245    50.4       31,004     54.0       24,863     56.6
                                          .......   .....       ......    .....       ......    ......

Gross Margin                               32,703    49.6       26,458     46.0       19,051     43.4
Operating Expense:
Selling and Marketing                      10,639    16.1        9,743     17.0        7,204     16.4
General and Administrative                  4,805     7.3        4,212      7.3        4,450     10.1
Research and Development                    4,861     7.4        4,406      7.7        3,097      7.1
Amortization of Goodwill                      370     0.6          508      0.9          469      1.1
Litigation Settlement                           0     0.0            0      0.0        3,400      7.7
                                          .......   .....       ......    .....       ......    ......

Earnings from Operations                   12,028    18.2        7,589     13.1          431      1.0
Non-Operating expense (income)               (615)   (1.0)         511      0.8        1,552      3.5
                                          .......   .....       ......    .....       ......    ......
Earnings (loss) before provision
  for income taxes                         12,643    19.2        7,078     12.3       (1,121)    (2.5)

Provision for Income taxes                  4,408     6.7        2,185      3.8          475      1.1
                                          .......   .....       ......    .....       ......    ......

Net Earnings (loss)                        8,235     12.5        4,893      8.5        (1,596)   (3.6)
                                          .......   .....       ......    .....       .......   ......
                                          .......   .....       ......    .....       .......   ......


Net Sales and Services
 ......................

     Net sales and services for the year ended December 31, 1997 increased to $65.9 million from $57.5 million in 1996 and from $43.9 million in 1995. The increase from 1996 to 1997 of $8.4 million or 14.6 percent was attributable to increased sales of all products with the exception of dental. The increase from 1995 to 1996 of $13.6 million or
31.0 percent was primarily attributable to the inclusion of Photo Research's operations for an entire year (increase of approximately $5 million) and increased sales of industrial and scientific/OEM products, offset in part by reduced medical product revenues.

Gross Margins and Cost of Sales
 ...............................

     Gross margins as a percentage of sales increased to 49.6 percent from 46.0 percent in 1996 and 43.4 percent in 1995. Cost of sales and services increased to $33.2 million in 1997 from $31.0 million in 1996 and $24.9 million in 1995. The increase in gross margins as a percentage of sales was primarily due to improved efficiencies in manufacturing and product mix. The increase from 1995 to 1996 was primarily due to the inclusion of an entire year of operations of Photo Research which experiences higher gross margins.

Operating Expenses
 ..................

     Selling and Marketing

     Selling and marketing expenses increased to $10.6 million in 1997 from $9.7 million in 1996 and $7.2 million in 1995. The increase of 900 thousand or 9.2 percent was primarily attributable to increased sales. Selling and marketing expenses as a percentage of sales increased from
16.4 percent in 1995 to 17.0 percent in 1996 and decreased to 16.1 percent in 1997. The increase of $2.5 million or 34.7 percent from 1995 to 1996 was primarily attributable to the acquisition of Cambridge and Photo Research and increased sales.

     General and Administrative

     General and administrative expenses increased to $4.8 million in 1997 from $4.2 million in 1996 and $4.5 million in 1995. The increase in 1997 is primarily due to the added operating expenses associated with opening the New York City office. The decrease of $240 thousand or 5 percent from 1995 to 1996 was due to the one time $300 thousand compensation charge in 1995 related to the resignation of the former Chairman and CEO, partially offset by the addition of Photo Research. General and administrative expenses as a percentage of sales remained the same at 7.3 percent in 1996 and 1997.

     Research and Development

     Research and development costs for the year ended December 31, 1997 were 4.9 million as compared to $4.4 million and $3.1 million for the years ended December 31, 1996 and 1995, respectively. The increase from 1996 to 1997 is primarily attributable to increased research and development activity in all products with the exception of dental. The primary reason for the increase of $1.3 million or 42 percent from 1995 to 1996 was due to the inclusion of a full year's R&D for Photo Research and increased R&D efforts in all subsidiaries.

     Amortization of Goodwill

     The amortization of the excess of cost over fair value of the net assets of businesses acquired of $370 thousand, $508 thousand and $469 thousand for the years ended December 31, 1997, 1996 and 1995, respectively, was a result of the acquisition of Quantronix in October 1992, Cambridge in February 1995 and Photo Research in October 1995. The increase from 1995 to 1996 was due to the full year of amortization for Photo Research. The decrease in 1997 is primarily a result of a reduction in goodwill due to the establishment of a deferred tax asset in 1996.

     Litigation Settlement

     Litigation settlement costs for the year ended December 31, 1995 were $3.4 million of which $2.7 million was for the SBIR settlement with the U.S. Department of Justice and $700 thousand for legal expenses related to the SBIR investigation.

     Other Income/Expense

     Interest expense was $160 thousand, $608 thousand and $691 thousand for the years ended December 31, 1997, 1996 and 1995, respectively. Interest expense decreased $448 thousand or 74 percent from 1996 to 1997 due to the Company's prepayment of all its term loans with U.S. Trust and repayment of other long-term debt and notes payable. Interest expense decreased $83 thousand or 12.0 percent from 1995 to 1996 due to the reduced debt level in 1996.

     The increase in interest income of $578 thousand from $294 thousand in 1996 to $872 thousand in 1997 was due to increased average investments. The decrease in interest income of $102 thousand from $395 thousand in 1995 to $294 thousand in 1996 was due to the reduced average investment levels in 1996 that resulted from prepayments in long- term debt.

     Other income/expense for the year ended December 31, 1997 was $97 thousand of expense compared to $200 thousand in 1996. The expense was due primarily to foreign exchange losses. The decrease in expense from 1995 to 1996 was primarily due to investment losses in 1995.

Liquidity and Capital Resources
 ...............................

     Working capital at December 31, 1997 and 1996 was $37.2 million and $17.5 million, respectively. Cash, cash equivalents and investments increased by approximately $13.6 million from December 31, 1996 to December 31, 1997. Such increase is primarily attributable to the proceeds from the exercise of options and warrants of $17.2 million and cash flows from operations of $6.8 million, partially offset by capital expenditures of $3.9 million, repayment of debt of $2.3 million and the purchase of treasury stock of $3.3 million. Increases in accounts receivable and inventory in 1997 were primarily attributable to the Company's increased sales volume.

     The Company had capital expenditures of approximately $3.9 million for the year ended December 31, 1997 and has plans to expend approximately $2.5 million in 1998. The Company had capital expenditures of $1.6 million for the year ended December 31, 1996.

     The Company commenced its year 2000 date conversion plans to address all necessary code changes, testing and implementation. Project completion is planned for the beginning of 1999. Management anticipates that the cost of the conversion plan will not be material to the Company's results of operations or liquidity in 1998 or 1999. Management anticipates that the Company's year 2000 date conversion project will be completed on a timely basis. However, there can be no assurance that the systems of other companies which the Company interacts with will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company.

     On June 30, 1994, the Company entered into a $5 million revolving line of credit agreement with U S Trust, (the "Bank") which matures in March 1998. At December 31, 1997 the Company had no borrowings and had all $5.0 million available for borrowing under the line of credit.

     On February 14, 1995, the Company acquired all of the outstanding shares of capital stock of Cambridge in exchange for $4.75 million, consisting of $4.5 million in cash (of which $3.5 million was paid on February 14, 1995) and $250 thousand in shares of Common Stock (which was paid on February 14, 1995). On March 31, 1995, the Company borrowed $4.0 million from the Bank, requiring monthly payments of $67 thousand plus interest through April 2000. Such term loan has been fully repaid as of December 31, 1997. Of the balance due, $600 thousand was paid in March 1996 and $400 thousand was paid in February 1997. Pursuant to the acquisition agreement, additional payments were made due to Cambridge meeting certain performance goals during the first two fiscal years after the acquisition. In connection therewith, the Company paid $731 thousand for 1995 and $323 thousand for 1996.

     On October 2, 1995, the Company acquired substantially all of the net assets and property utilized in connection with the business of Photo Research from Kollmorgen Instruments Corporation for $3.53 million in cash. The Company utilized its own cash to finance the Photo Research acquisition. Subsequently, the Company obtained a $3.5 million five-year term loan from the Bank, which has been fully repaid as of December 31, 1997.

     As of December 31, 1997, the Company had prepaid all its debt on its term loans with the Bank and has no outstanding long-term debt.

     In December 1997, the Company purchased 375,000 shares of its common shares as treasury stock. On January 23, 1998 the Board of Directors authorized the Company to repurchase up to 2,000,000 of its common shares in the open market at prevailing market prices.

     The Company estimates that its current resources and anticipated cash to be generated from operations will be sufficient to meet its cash requirements for at least the next 12 months.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                Not applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              Follow on next page.

EXCEL TECHNOLOGY, INC.

               Index to Consolidated Financial Statements and
             Financial Statement Schedule filed with the Annual
                    Report of the Company on Form 10-K
                   For the Year Ended December 31, 1997.


                                                                     Page

Independent Auditors' Report                                          19

Consolidated Financial Statements:

     Balance Sheets as of December 31, 1997 and 1996                  20

     Statements of Operations for each of the three years in the
          period ended December 31, 1997.                             21

     Statements of Stockholders' Equity for each of the three years
          in the period ended December 31, 1997.                      22

     Statements of Cash Flows for each of the three years in the
          period ended December 31, 1997.		                    23

     Notes to Consolidated Financial Statements.                    24-39


Additional Financial Information Pursuant to the
     Requirements of Form 10-K:

     Schedule II - Valuation and Qualifying Accounts and Reserves	40
 .............

Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements or notes thereto.

<AUDIT-REPORT>

                     Independent Auditors' Report
                     ............................

Board of Directors and Stockholders
Excel Technology, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Excel Technology, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Technology, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               KPMG PEAT MARWICK LLP

Jericho, New York
January 23, 1998

</AUDIT-REPORT>



                                       EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                                             Consolidated Balance Sheets
                                              December 31, 1997 and 1996

                                                                          1997                       1996
                        Assets
                        ......
Current assets:
   Cash and cash equivalents                                          $ 6,331,159                 2,910,982
   Investments                                                         14,209,854                 4,076,045

   Accounts receivable, less allowance for doubtful accounts
     of $254,000 in 1997 and $276,000 in 1996                          11,522,041                 9,145,460
   Inventories                                                         12,143,140                10,977,407
   Deferred income taxes                                                  692,500                   650,200
   Other current assets                                                   584,840                   532,295
                                                                      ...........               ...........

                        Total current asset                            45,483,534                28,292,389

                                                                      ...........               ...........

Property, plant and equipment, net                                      5,392,955                 2,475,586
Other assets                                                              545,725                   701,896
Deferred income taxes                                                   1,674,600                 1,854,000
Excess of cost over fair value of net assets of businesses
   acquired, net of accumulated amortization of $1,849,332 in
      1997 and $1,479,628 in 1996                                       6,122,867                 6,492,571
                                                                      ...........               ...........

                                                                      $59,219,681                39,816,442
                                                                      ...........               ...........
                                                                      ...........               ...........

         Liabilities and Stockholders' Equity
         ....................................

Current liabilities:
   Current portion of long-term debt                                            0                 1,923,024
   Notes payable, current                                                 182,888                 1,288,282
   Accounts payable                                                     2,235,109                 2,161,740
   Accrued expenses and other current liabilities                       5,898,577                 5,427,056
                                                                      ...........               ...........

                        Total current liabilities                       8,316,574                10,800,102
                                                                      ...........               ...........

Stockholders' equity:
   Preferred stock, par value $.001 per share
        2,000,000 shares authorized; none issued                                0                         0
   Common stock, par value $.001 per share: 20,000,000 shares authorized, 11,714,471 and 9,189,265 shares issued
        in 1997 and 1996                                                   11,714                     9,189
   Additional paid-in capital                                          48,726,078                31,559,063
   Retained earnings (accumulated deficit)                              5,760,370                (2,474,327)
   Treasury stock, 375,000 shares                                      (3,339,375)                        0
   Foreign currency translation adjustment                               (255,680)                  (77,585)
                                                                      ...........               ...........

                                                                       50,903,107                29,016,340
                                                                      ...........               ...........
                                                                      $59,219,681                39,816,442
                                                                      ...........               ...........
                                                                      ...........               ...........

See accompanying notes to consolidated financial statements.


                                      EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                    Years Ended December 31, 1997, 1996 and 1995

                                                                      1997             1996             1995
Net sales and services                                             $65,947,896      57,462,263      43,914,222

Cost of sales and services                                          33,245,432      31,004,440      24,862,687
                                                                   ...........      ..........      ..........

Gross profit                                                        32,702,464      26,457,823      19,051,535
                                                                   ...........      ..........      ..........
Operating expenses:
   Selling and marketing                                            10,639,570       9,742,409       7,204,268
   General and administrative                                        4,805,284       4,212,261       4,449,637
   Research and development                                          4,860,903       4,406,364       3,096,934
   Amortization of excess cost over fair value
     of net assets of businesses acquired                              369,704         508,124         468,681
   Litigation settlement and related expenses                                0               0       3,400,018
                                                                   ...........      ..........      ..........
                                                                    20,675,461      18,869,158      18,619,538
                                                                   ...........      ..........      ..........

Earnings from operations                                            12,027,003       7,588,665         431,997

Non operating expenses (income):
   Interest expense                                                    159,888         608,349         691,415
   Interest income                                                    (872,481)       (294,114)       (395,429)
   Other expense (income), net                                          96,814         196,902       1,256,506
                                                                   ...........      ..........      ..........

Earnings (loss) before provision for income taxes                   12,642,782       7,077,528      (1,120,495)

Provision for income taxes                                           4,408,085       2,184,702         475,340
                                                                   ...........      ..........      ..........

Net earnings (loss)                                                  8,234,697       4,892,826      (1,595,835)

Preferred stock dividends                                                    0          54,273         162,137
                                                                   ...........      ..........      ..........

Net earnings (loss) available to common shareholders               $ 8,234,697       4,838,553      (1,757,972)
                                                                   ...........      ..........      ..........
                                                                   ...........      ..........      ..........

Basic earnings (loss) per share                                          $0.77            0.55           (0.21)
                                                                   ...........      ..........      ..........
                                                                   ...........      ..........      ..........

Weighted average common shares outstanding                          10,686,763       8,862,217       8,281,194

Diluted earnings (loss) per share                                        $0.73            0.50           (0.21)
                                                                   ...........      ..........      ..........
                                                                   ...........      ..........      ..........
Weighted average common and common equivalent
   shares outstanding                                               11,327,086       9,757,411       8,281,194
                                                                   ...........      ..........      ..........
                                                                   ...........      ..........      ..........
See accompanying notes to consolidated financial statements


                                                       EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                                                  Consolidated Statements of Stockholders' Equity
                                                    Years Ended December 31, 1997, 1996 and 1995

                                                                                     Retained    Foreign    Unrealized
                                                                        Additional   earnings    currency    gain on
                      Preferred   Stock     Common Stock     Treasury    paid-in   (accumulated translation marketable
                       Shares    Amounts   Shares  Amounts    stock       capital     deficit)   adjustment  securities   Total
                       .......   .......  ........ .......  .......... ........... ........... ........... .......... ...........


Balance at
  December 31, 1994     469,952   470     8,189,825  8,190          0  29,041,693 (5,609,181)  (25,220)     (60,571)   23,355,381
Common stock issued to
  acquire Cambridge           0     0        62,500     62          0     249,938          0          0           0       250,000
Exercise of common
  stock options
    and warrants              0     0        30,518     30          0      68,647          0          0           0        68,677
Conversion of
  preferred stock       (64,610)  (65)       64,610     65          0           0          0          0           0             0
Preferred stock
  dividend                    0     0             0      0          0           0   (162,137)         0           0      (162,137)
Unrealized gain on mar-
  ketable securities          0     0             0      0          0           0          0          0      60,571        60,571
Foreign currency trans-
  lation adjustment           0     0             0      0          0           0          0     82,921           0        82,921
Net loss for the year         0     0             0      0          0           0 (1,595,835)         0           0    (1,595,835)
                       ......... .....   .......... ...... ........... .......... ...........  .........    ........   ...........
Balance at
  December 31, 1995     405,342   405     8,347,453  8,347          0  29,360,278 (7,367,153)    57,701           0    22,059,578
Exercise of common
  stock options and
    warrants                  0     0       436,470    437          0   2,198,785          0          0           0     2,199,222
Conversion of
  preferred stock      (405,342) (405)      405,342    405          0           0          0          0           0             0
Foreign currency trans-
  lation adjustment           0     0             0      0          0           0          0   (135,286)          0      (135,286)
Net income for the year       0     0             0      0          0           0  4,892,826          0           0     4,892,826
                       ......... .....   .......... ...... ........... .......... ...........  .........    ........   ...........
Balance at
  December 31, 1996           0     0     9,189,265  9,189          0  31,559,063 (2,474,327)   (77,585)          0    29,016,340
Exercise of common
  stock options
    and warrants              0     0     2,525,206  2,525          0  17,167,015          0          0           0    17,169,540
Acquisition of
  treasury  stock             0     0             0      0 (3,339,375)          0          0          0           0    (3,339,375)
Foreign currency trans-
  lation adjustment           0     0             0      0          0           0          0   (178,095)          0      (178,095)
Net income for the year       0     0             0      0          0           0  8,234,697          0           0     8,234,697
                       ......... .....   .......... ...... ........... .......... ...........  .........    ........   ...........
Balance at
  December 31, 1997           0     0    11,714,471 11,714 (3,339,375) 48,726,078  5,760,370   (255,680)          0    50,903,107
                       ......... .....   .......... ...... ........... .......... ...........  .........    ........   ...........
                       ......... .....   .......... ...... ........... .......... ...........  .........    ........   ...........

See accompanying notes to consolidated financial statements


                                      EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                    Years Ended December 31, 1997, 1996 and 1995

                                                                      1997             1996             1995
Cash flows from operating activities:
   Net income (loss)                                               $ 8,234,697       4,892,826      (1,595,835)
   Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                1,479,499       1,371,942       1,247,610
        Provision for bad debts                                         71,722          82,743         102,784
        Deferred income taxes                                          139,000         735,000        (618,000)
        Changes in operating assets and liabilities, net of
          effects from acquisitions:
             (Increase) decrease in accounts receivable             (2,448,303)     (1,874,724)        689,991
             (Increase) decrease in inventories                     (1,165,733)      2,313,322      (3,593,640)
             (Increase) decrease in prepaid and refundable
                income taxes and other current assets                  (52,545)        157,486         282,437
             Decrease (increase) in other assets                        29,239          92,622          (2,224)
             Increase (decrease) in accounts payable                    73,369        (890,803)        258,434
             Increase (decrease) in accrued expenses and
                other liabilities                                      471,521      (1,043,627)      1,991,247
             Proceeds from sale of trading securities                        0               0       4,473,779
                                                                   ............     ...........     ...........
                  Net cash provided by operating activities          6,832,466       5,836,787       3,236,583
                                                                   ............     ...........     ...........

Cash flows from investing activities:
   Cash paid for acquisitions, net of cash acquired                   (723,150)     (1,331,237)     (6,775,179)
   Purchases of property, plant and equipment                       (3,902,132)     (1,561,487)       (781,984)
   (Purchase) redemption of investments, net                       (10,133,809)      1,811,648               0
   Proceeds from sale of assets                                              0         522,178               0
                                                                   ............     ..........      ...........
                  Net cash used in investing activities            (14,759,091)       (558,898)     (7,557,163)
                                                                   ............     ...........     ...........
Cash flows from financing activities:
   Proceeds from exercise of common stock options and warrants       17,169,540      2,199,222          68,677
   Purchase of treasury stock                                        (3,339,375)             0               0
   Payment of preferred stock dividend                                        0       (162,137)       (186,941)
   (Payments of) proceeds from notes payable, net                      (382,244)      (268,501)        370,165
   (Payments of) proceeds from borrowings on long term debt
      and revolving credit line, net                                 (1,923,024)    (6,327,137)      4,767,542
                                                                   ............     ...........     ...........
                  Net cash provided by (used in)
                     financing activities                            11,524,897     (4,558,553)      5,019,443
                                                                   ............     ...........     ...........

Effect of exchange rate changes on cash and cash equivalents             (2,797)        (6,721)            930

Effect of exchange rate changes on assets and liabilities              (175,298)      (128,565)         81,991
                                                                   ............     ...........     ...........
Net increase in cash and cash equivalents                             3,420,177        584,050         781,784

Cash and cash equivalents - beginning of year                         2,910,982      2,326,932       1,545,148
                                                                   ............     ...........     ...........
Cash and cash equivalents - end of year                            $  6,331,159      2,910,982       2,326,932
                                                                   ............     ...........     ...........
                                                                   ............     ...........     ...........

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
   Interest                                                        $    159,888        606,801         691,415
                                                                   ............     ...........     ...........
                                                                   ............     ...........     ...........

   Income taxes                                                    $ 3,989,709       1,577,756         617,338
                                                                   ............     ...........     ...........
                                                                   ............     ...........     ...........
See accompanying notes to consolidated financial statements.

</TABLE

                  EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                       December 31, 1997 and 1996


(1)  Summary of Significant Accounting Policies

     a)  Principles of Consolidation
         ............................

     The consolidated financial statements include the accounts of Excel
Technology, Inc. (Excel), its wholly-owned subsidiaries, Photo Research,
Inc. (Photo Research), Cambridge Technology, Inc. (Cambridge), Control
Laser Corporation and Quantronix Corporation (Quantronix), and
Quantronix's wholly-owned subsidiaries, The Optical Corp., Quantronix
International Corporation (a FSC) and Quantronix GmbH (collectively referred to as the Company). All material intercompany transactions and balances have been eliminated in consolidation.

     b)  Nature of Business
         ..................

     Excel designs, develops, manufactures and markets laser systems and electro-optical components, primarily for the electronic, semiconductor, dental, scientific and other industrial markets.

     c)  Revenue Recognition
         ...................

     Net sales and services are generally recognized when the earnings process is complete, either upon shipment of products or performance of services.

     d)  Investments and Cash Equivalents
         ................................

     Investments, which consist primarily of commercial paper, are recorded at fair value. The Company records debt and equity securities that have readily determinable fair values at fair value unless they are classified as held to maturity. Investments are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, investments are classified as trading securities or securities available for sale. Unrealized gains or losses for securities available for sale are excluded from earnings and reported as a net amount as a separate component of stockholders' equity.
Unrealized holding gains and losses for trading securities are included in earnings. The Company has classified its investments as trading securities as of December 31, 1997 and 1996. Investments with original maturities of three months or less at the time of purchase are considered cash equivalents.

     (e)  Inventories
          ...........

     Inventories consist of material, labor and overhead and are stated at the lower of average cost or market. Average cost approximates actual cost on a first-in, first-out basis.

     (f)  Depreciation and Amortization
          .............................

     The Company's property, plant and equipment, recorded at cost, are depreciated or amortized over their estimated useful lives under the straight-line method. Leasehold improvements are amortized over the life of the lease or the estimated life of the asset, whichever is less.

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

     (g)  Capitalized Software Development Costs
          ......................................

     The Company has capitalized certain computer software development costs relating to the development of the Company's third generation
Defect Mask Repair System (DRS III) in accordance with Statement of
Financial Accounting Standards No. 86, "Accounting for the Costs of
Computer Software to be Sold, Leased or Otherwise Marketed."

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

     Amortization of capitalized computer software costs is provided on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. An original estimated economic life of no more than four years is assigned to capitalized computer software development costs. Approximately $367,000 and $459,000 of software development costs, included in other long-term assets, were capitalized as of December 31, 1997 and 1996, respectively. During 1997, approximately $92,000 of these costs were amortized.

     (h)  Income Taxes
          ............

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

     (i)  Foreign Currency Translation
          ............................

     Foreign currency translation for the Company's German subsidiary, Quantronix GmbH, is performed utilizing the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, except for property, plant and equipment which is translated at historical rates, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustment of $(255,680) and $(77,585) at December
31, 1997 and 1996 is included as a component of stockholders' equity. In addition, there were transaction gains and losses and intercompany balances not deemed long-term in nature at the balance sheet date that resulted in a net loss of $166,906, a net loss of $177,506 and a net gain of $115,000 during the years ended December 31, 1997, 1996 and 1995, respectively, which is reflected in other (income) expense in the consolidated statements of operations.

     (j)  Net Earnings Per Share
          ......................

     In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which the Company adopted during 1997. Under SFAS 128, the Company presents two earnings per share (EPS) amounts. Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period.
Diluted EPS includes additional dilution from potential common stock including stock issuable pursuant to the exercise of dilutive stock options and warrants outstanding and the effect of assuming the conversion of convertible preferred stock. Prior year earnings per share data have been restated to apply the provisions of SFAS 128.

     (k)  Fair Value of Financial Instruments
          ...................................

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

     (l)  Use of Estimates
          ................

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

     (m)  Accounting for Stock-Based Compensation
          .......................................

     The Company records compensation expense for employee stock options and warrants only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On January 1, 1996, the Company adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The Company has elected not to implement the fair value based accounting method for employee and directors' stock options and warrants, but has elected to disclose the pro forma net earnings and pro forma earnings per share to account for employee and directors' stock option and warrant grants beginning in 1995 as if such method had been used to account for such stock-based compensation cost.

     (n)  Reclassifications
          .................

     Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)   Acquisitions
      ............

     On February 14, 1995, the Company acquired Cambridge Technology,
Inc. which is engaged primarily in the manufacture of laser scanners, essential components to moving a laser beam with precision at a specified speed. These products have both industrial and consumer applications, such as laser marking and etching, high density laser printing and writing, digitized x-ray imaging and entertainment laser light shows and displays. The Company acquired all of the outstanding shares of capital stock of Cambridge in exchange for $4.75 million, consisting of $4.5 million in cash and $250,000 in shares of Common Stock. Pursuant to the acquisition agreement, additional payments were made due to Cambridge meeting certain performance goals during the first two fiscal years after the acquisition. In connection therewith, the Company paid $731,000 for 1995 and $323,150 for 1996. The amount owed at December 31, 1996 of
$723,150 is included in notes payable in the accompanying balance sheet.
 The acquisition was accounted for as a purchase and the operating results of Cambridge were included in the consolidated financial statements commencing February 1, 1995.

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

(3)  Investments
     ...........

     Investments at December 31, 1997 and 1996 consist entirely of commercial paper classified as trading securities, which are recorded at fair value.

     The Company recorded realized net gains of approximately $600,000 and unrealized holding losses on equity trading securities of approximately $2.2 million included in other expense in the 1995 consolidated statement of operations. In January 1996, the Company sold all of its equity securities and no further losses were realized.

(4)  Inventories
     ...........
Inventories consist of the following:
                                            December 31,
                                          1997        1996
                                      .......................
                   Raw materials      $ 5,792,455   4,473,246
                   Work-in-process      5,013,691   5,098,370
                   Finished goods         619,316   1,124,538
                   Consigned inventory    717,678     281,253
                                       ..........   .........
                                      $12,143,140  10,977,407
                                      ...........  ..........

(5)  Property, Plant and Equipment
     .............................

     Property, plant and equipment consists of the following:
                                                 December 31,
                        Useful life            1997        1996
                        ...........         ..........  ..........
Land                        0               $  440,408           0
Building                 30 years            1,617,940           0
Leasehold improvements  Lease term             686,014     523,304
Fixtures and computer
  equipment              5-8 years           1,545,797   1,169,811
Machinery and equipment  4-8 years           3,960,658   3,172,736
Laboratory equipment     4-8 years             928,684     675,536
                                            ..........   .........
                                             9,179,501   5,541,387
Less accumulated
  depreciation and
    amortization                            (3,786,546) (3,065,801)
                                            ..........   .........
                                            $5,392,955   2,475,586
                                            ..........   .........
                                            ..........   .........

     Quantronix is in the process of constructing a new building at a cost of approximately $3.7 million. The Company will commence depreciation of the building once it is completed which is scheduled to be February 28, 1998. As of December 31, 1997, the Company has paid
$2,058,348 towards the land and new building.

     Depreciation and amortization expense aggregated approximately
$985,000, $863,000 and $779,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

(6)  Income Taxes
     ............

     The income (loss) before provision for income taxes for the years ended December 31, 1997, 1996 and 1995 was comprised of domestic income
(loss) of $12,833,403, $7,416,546, and $(1,507,202), respectively, and foreign income (loss) of $(190,621), $(339,018) and $386,707, respectively.

The provision for income taxes consists of:
                                          Year ended December 31,
                                          .......................
                                       1997         1996         1995
                                     ..........   .........    ........
                   Current:
                     Federal         $3,477,085   1,202,702     794,340
                     State and local    792,000     280,000     200,000
                     Foreign                  0     (33,000)     99,000
                                     ..........   .........    ........
                                      4,269,085   1,449,702   1,093,340
                                     ..........   .........   .........
                                     ..........   .........   .........
                   Deferred:
                     Federal            139,000     735,000    (763,000)
                     State and local          0           0           0
                     Foreign                  0           0     145,000
                                     ..........   .........    ........
                                        139,000     735,000    (618,000)
                                     ..........   .........    ........
                                     $4,408,085   2,184,702     475,340
                                     ..........   .........    ........
                                     ..........   .........    ........

     The current provision for income taxes includes a tax benefit of $281,000 for 1997, 1996 and 1995 from utilizing Federal net operating loss carryforwards. The deferred tax provision for 1996 and 1995 was increased by $190,000 and $335,000, respectively, due to allocating acquired tax benefits to goodwill.

     The difference between taxes at the Federal statutory income tax rate and the Company's provision for income taxes is as follows:


                                          Year ended December 31,
                                          .......................
                                       1997         1996         1995
                                     ..........   .........   .........
Taxes at statutory Federal
  income tax rate                    $4,298,600   2,406,400    (381,000)
Amortization of excess of cost
  over fair value of net assets
    of businesses acquired               96,400     142,800     153,000
Non-deductible litigation
  settlement expenses                         0           0     544,000
Foreign Sales Corporation (FSC)
  benefit                              (343,700)   (110,500)   (118,000)
Net reduction of valuation
  allowance for realization of
    operating loss carryforwards
      and deductible temporary
        differences                    (411,100)   (360,000)    (90,000)
State income taxes net of
  Federal benefit                       523,000     184,500     132,000
Other                                   244,885     (78,500)    235,340
                                     ..........   .........   .........
                                     $4,408,085   2,184,700     475,340
                                     ..........   .........   .........
                                     ..........   .........   .........

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are presented below:

                                               December 31
                                         .......................
                                             1997        1996
                                         ..........  ...........
Deferred tax assets:
  Excess of tax over financial statement
    basis of inventory                   $  411,000     351,000
  Allowance for doubtful accounts            50,000      53,000
  Accrued warranty reserve                   98,000     118,000
  Other accrued expenses                    134,000     428,000
  Benefits of U.S. tax net operating loss
    carryforwards                         2,428,000   2,709,000
  Benefits of foreign net operating loss
    carryforwards                           120,000     120,000
  Capital loss carryforward                  43,000      63,000
  Plant and equipment depreciation           77,000      98,000
  Other                                       8,000       8,000
                                         ..........  ..........
  Total deferred tax assets               3,369,000   3,948,000
  Less valuation allowance                 (876,900) (1,288,000)
                                         ..........  ..........
  Net deferred tax assets                 2,492,100   2,660,000
                                         ..........  ..........
Deferred tax liabilities:
  Capitalized software development costs   (125,000)   (156,000)
                                         ..........  ..........
  Total deferred tax liabilities           (125,000)   (156,000)
                                         ..........  ..........
Net deferred tax asset                   $2,367,100   2,504,000
                                         ..........  ..........
                                         ..........  ..........

     At December 31, 1997, Excel has available net operating loss carryforwards (NOL's), expiring in 2005 through 2007, of approximately
$2.1 million for income tax purposes. The utilization of NOL's by Excel for income tax purposes is subject to annual limitations imposed by Internal Revenue Code Section 382 due to various equity transactions from 1991 to 1993 and alternative minimum tax limitations. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the following year.

     At December 31, 1997, Quantronix and its subsidiaries have available for tax purposes utilizable preacquisition NOL's of approximately $5.0 million expiring in 2005 through 2007. Such NOL's can only be utilized to offset Quantronix's future taxable income and are limited, in a similar fashion to Excel's NOL's, in each year to approximately $560,000 as a result of the change in ownership from the merger with Excel.
During 1996, the Company reduced goodwill by $1,923,000 for the establishment of deferred tax assets and the utilization of Quantronix's preacquisition deductible temporary differences and net operating loss carryforwards.

     While management believes that the Company's deferred tax asset will be realized based on its generation of taxable income in recent years and its future projected taxable income, the substantial restrictions on and time periods required to realize certain of the Company's NOL's makes it appropriate to record a valuation allowance against a portion of those NOL's. In addition, a valuation allowance has been provided against the Company's capital loss and foreign net operating loss carryforwards.
Accordingly, Excel has provided a total valuation allowance of $877,000, as of December 31, 1997. There can be no assurance that the Company will generate sufficient taxable earnings in future years to fully realize recorded tax benefits.

(7)  Accrued Expenses and Other Current Liabilities
     ..............................................

     Accrued expenses and other current liabilities consists of the following:


                                               December 31
                                         .......................
                                             1997        1996
                                         ..........  ...........
Salaries, wages, commissions
  and bonuses                            $1,690,700   1,769,134
Accrued accounts payable                    228,427     110,657
Customer deposits                           869,490     891,043
Accrued royalties payable                    13,037      15,736
Warranty reserve                            415,912     413,513
Unearned service contract revenue           153,315     240,763
Professional fees                           111,918     146,176
Income taxes payable                        931,127     589,813
Other                                     1,484,651   1,250,221
                                         ..........   .........
                                         $5,898,577   5,427,056
                                         ..........   .........
                                         ..........   .........


(8)  Long-Term Debt and Notes Payable
     ................................

     Long-term debt and notes payable consist of the following:

                                               December 31
                                         .......................
                                             1997        1996
                                         ..........  ...........
Revolving line of credit (a)                      0            0
Term loan payable (b) (c)                         0    1,850,986
Notes payable - Cambridge
  acquisition (note 2)                            0      723,150
Other                                             0      637,170
                                         ..........  ...........
                                                       3,211,306
                                         ..........  ...........
Less current installments                         0   (3,211,306)

                                         $        0            0
                                         ..........  ...........
                                         ..........  ...........

     (a) On June 30, 1994, the Company entered into a $5 million revolving line of credit agreement with a bank which matures in March
1998. At December 31, 1997 and 1996 the Company had no borrowings and had $5.0 million available for borrowing under the line of credit. The agreement contains certain financial covenants, including minimum tangible net worth, and limits the payment of dividends. The revolving line of credit agreement is secured by all the U.S. assets of the Company and bears interest at the bank's base lending rate plus 0.75%.

      (b) On March 31, 1995, the Company borrowed $4.0 million from a bank requiring monthly payments of $67,000 plus interest through April
2000. The Company accelerated principal payments in 1996 and reduced the principal balance to $767,000 at December 31, 1996. Such balance was prepaid in January 1997.

     (c) On October 23, 1995 the Company obtained a $3.5 million five year term loan from a bank requiring monthly payments of $58,000 plus interest through November 2000. The Company accelerated principal payments in 1996 and reduced the principal balance to approximately $1.08 million at December 31, 1996. Such balance was prepaid in January 1997.

     Other debt at December 31, 1996 includes short-term borrowings of the Company's subsidiary in Germany at an interest rate of 9.5%, of approximately $412,000. As of December 31, 1997 the Company had no such short- term borrowings.

(9)  Stockholders' Equity
     ....................

     (a)  Preferred Stock
          ...............

     Each share of preferred stock was converted into one share of common stock and one Class B warrant. During the years ended December 31, 1997, 1996 and 1995, zero shares, 405,342 and 64,610 shares, respectively, of preferred stock were converted to common stock. While outstanding, the Company paid a dividend of $0.40 per share for each year the preferred stock was not converted or redeemed.

     (b)  Stock Option Plan
          .................

     In 1990, Excel adopted a stock option plan (the Plan) which provides for the granting of incentive stock options and nonincentive stock options to certain key employees, including officers and directors of Excel, to purchase an aggregate of 2,000,000 shares of common stock, as amended, at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the fair market value of the stock on the date of grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the fair market value on the date of grant, and for nonincentive stock options such price may be less than 100% of the fair market value of the stock on the date of grant. Options granted under the Plan, which terminates on July 30, 2000, may be exercisable for a period of up to ten years. All options granted under the Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years and expire either five or ten years from date of grant.

     The Plan was amended in August 1993 to provide for the automatic grant to each member of the Board of Directors, on the date of each annual meeting of stockholders, non-incentive options to purchase 10,000 shares of common stock at the fair market value of the common stock on such date. A summary of activity related to Excel's stock option plan is as follows:

                                         Number       Weighted average
                                       of shares       exercise price
                                      ...........

Outstanding at December 31, 1994       1,786,632           $5.26

Granted                                  432,600            4.69
Exercised                                (25,200)           4.93
Canceled                              (1,096,709)           5.52
                                      ...........
Outstanding at December 31, 1995       1,097,323            5.12

Granted                                  695,600            7.50
Exercised                               (218,215)           5.58
Canceled                                (146,881)           6.03

Outstanding at December 31, 1996       1,427,827            6.17
                                      ...........

Granted                                  307,850            8.73
Exercised                               (643,804)           3.28
Canceled                                 (77,115)           4.77
                                      ...........

Outstanding at December 31, 1997        1,014,758          $7.87
                                      ...........
                                      ...........

     At December 31, 1997, a total of 274,320 options were exercisable at a weighted average exercise price of $8.05, and options for the purchase of 70,288 common shares were available for future grant under the Plan.

     The options outstanding as of December 31, 1997 are summarized in ranges as follows:
                      Weighted         Number of      Weighted
      Range of         average          options        average
   exercise price   exercise price    outstanding   remaining life
   ..............   ..............   ............   ..............

   $3.26 - $  6.00     $  4.86          142,047        2 years
   $6.01 - $  9.00     $  6.99          566,332        4 years
   $9.01 - $ 12.38      $10.36          306,379       8-1/2 years
                                     ............
                                      1,014,758

     (c)  Other
          .....

     In February 1997, Class B Warrants to purchase 1,191,856 shares of common stock at $8.00 per share were exercised, and resulted in net proceeds of approximately $9.5 million to the Company. The remaining
394,369 Class B Warrants were redeemed by the Company at $.05 per warrant in accordance with their terms. An underwriter's warrant was also exercised in 1997 that resulted in net proceeds to the Company of approximately $2.2 million for the issuance of 280,500 shares of common stock.

     In addition, at December 31, 1997, 51,000 warrants were outstanding that expire between 1998 and 2000 with exercise prices ranging from $4.00 to $6.375. During 1997, 383,100 of these warrants were exercised.

     (d)  Shares Reserved for Issuance
          ............................

     At December 31, 1997 Excel had reserved, authorized and unissued common shares for the following purposes:
                                                Shares
                                               .........

                      Stock option plan        1,085,046
                      Stock purchase warrants     51,000
                                               .........
                                               1,136,046
                                               .........
                                               .........

     (e)  Stock-based compensation
          ........................

     The per share weighted-average fair value of stock options and warrants granted during 1997, 1996 and 1995 was $2.53, $3.76 and $2.41, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0%, risk free interest rate of 5.5%, expected stock volatility of 31%, and an expected option and warrant life of 2.5 years;
1996 - expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 50%, and an expected option and warrant life of 5 years; 1995 - expected dividend yield of 0%, risk free interest rate of 5%, expected stock volatility of 50%, and an expected option and warrant life of 5 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized in the financial statements for its stock options and warrants which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                     1997          1996         1995
     Net earnings (loss):
              As reported         $8,234,697   $4,892,826   $(1,595,835)
              Pro forma           $7,423,697   $4,305,826   $(1,952,835)

     Net earnings (loss)
       available to common
       shareholders:
              As reported         $8,234,697   $4,838,553   $(1,757,972)
              Pro forma           $7,423,697   $4,251,553   $(2,114,972)

     Basic earnings (loss) per
       common share
              As reported              $0.77        $0.55        $(0.21)
              Pro forma                $0.69        $0.48        $(0.26)

     Diluted earnings (loss) per
       common share:
              As reported              $0.73        $0.50        $(0.21)
              Pro forma                $0.66        $0.44        $(0.24)

     Pro forma net earnings reflects only options and warrants granted commencing in 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 was not considered.

(10)  Earnings Per Share
      ..................

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                      1997
                                                      ....
                                       Earnings      Shares     Per-Share
                                      (Numerator) (Denominator)   Amount
                                      ........... ............. .........

Basic EPS:
Net earnings available to common
  shareholders                         $8,234,697   10,686,763    $0.77

Effect of Dilutive Securities:
Options and Warrants                                   640,323
                                                    ..........
Diluted EPS:
Net earnings available to common
  shareholders and assumed conversions $8,234,697   11,327,086   $0.73
                                       ..........   ..........
                                       ..........   ..........

                                                      1996
                                                      ....
                                       Earnings      Shares     Per-Share
                                      (Numerator) (Denominator)   Amount
                                      ........... ............. .........

Net Earnings                           $4,892,826

Less: Preferred stock dividends           (54,273)
                                       ..........

Basic EPS:
Net earnings available to common
  shareholders                         $4,838,553    8,862,217   $0.55

Effect of Dilutive Securities:
Options and Warrants                                   756,244
Convertible preferred stock                54,273      138,950
                                       ..........   ..........

Diluted EPS:
Net earnings available to common
  shareholders and assumed conversions $4,892,826    9,757,411   $0.50
                                       ..........   ..........
                                       ..........   ..........

                                                      1995
                                                      ....
                                       Earnings      Shares     Per-Share
                                      (Numerator) (Denominator)   Amount
                                      ........... ............. .........
Net loss                               $(1,595,835)
Less: Preferred stock dividends           (162,137)
                                       ...........
Basic EPS:
Net earnings available to common
  shareholders                        $(1,757,972)   8,281,194   $(0.21)

Diluted EPS:
Net earnings available to common
  shareholders and assumed
  conversions                         $(1,757,972)   8,281,194   $(0.21)
                                       ..........   ..........
                                       ..........   ..........

(11) Employee Benefit Plans
      ......................

     (a)  401(k) Plan
          ...........

     The Company has a voluntary contribution pension plan which complies with Section 401(k) of the Internal Revenue Code, as amended. The Plan permits employees to make a voluntary contribution of pretax dollars to a pension trust, with a matching contribution by the Company equal to 50% of an employee's basic contribution to the Plan up to a maximum of 3% of their salaries. Company contributions to the plan were approximately
$303,000, $235,000 and $179,000 in 1997, 1996 and 1995, respectively.

     (b)  Health Plans
          ............

     During the years ended December 31, 1997, 1996 and 1995, health benefit costs, including premiums, amounted to approximately $1,100,000, $778,000 and $955,000 respectively.

(12) Commitments and Contingencies
     .............................

     (a)  Operating Leases
          ................

     Excel and its subsidiaries lease certain buildings, vehicles and equipment under noncancellable operating leases. At December 31, 1997, the future minimum lease payments under operating leases are as follows:

                          1998         $1,027,252
                          1999            575,868
                          2000            544,928
                          2001            544,173
                          2002            162,478
                          Thereafter      700,546
                                       ..........
                                       $3,555,245
                                       ..........
                                       ..........

     Rent expense approximated $1.34 million, $1.29 million and $811,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     (b)  Employment and Consulting Agreements
          ....................................

     Excel has entered into employment agreements with certain key executives that provide for severance upon termination without cause, aggregating $1.06 million.

     (c)  Litigation Settlement
          .....................

     Pursuant to a Release and Settlement Agreement (the "Agreement"), dated as of November 24, 1995, by and between the U.S. Government, Excel, Dr. Rama Rao, the former Chairman and Chief Executive Officer of Excel
("Dr. Rao"), and Triveni Srinivasan Rao, the wife of Dr. Rao and a former director and former officer of Excel ("Mrs. Rao"), and without the Company, Dr. Rao or Mrs. Rao admitting to any wrongdoing, the Company paid the U.S. Government $2.7 million (reflecting the return of $1,093,000 paid by the U.S. Government to the Company during 1985 to 1990 for Small Business Innovation Research ("SBIR") grants and approximately
$1,627,000 in statutory damages). In consideration of such payments and agreements, the U.S. Government agreed to refrain from instituting any civil or monetary claim, action or suit against the Company, Dr. Rao or Mrs. Rao arising in connection with proposals submitted under the SBIR grant program during the period July 1985 through November 24, 1995. In connection with the foregoing, the Company recorded a charge of $3.4 million for the year ended December 31, 1995, including the $2.7 million paid to the government and $700,000 of related legal fees expended in 1995. Of the $2.7 million paid to the government, only $1.1 million was deductible for income taxes.

(13) Foreign and Domestic Operations and Export Sales
     ................................................

     Information concerning foreign and domestic operations and export sales is as follows:

                                  As of or the year ended
                                        December 31,
                                1997          1996          1995
                             ...........   ..........   ...........
Net sales and services to
  unaffiliated customers:
    United States            $58,468,251   50,023,979   34,793,096
    Germany                    7,479,645    7,438,284    9,121,126
                             ...........   ..........   ..........
                             $65,947,896   57,462,263   43,914,222
                             ...........   ..........   ..........
                             ...........   ..........   ..........
Operating earnings (loss):
    United States            $12,088,227    7,695,932      (36,047)
    Germany                     ( 61,224)    (107,267)     468,044
                             ...........   ..........   ..........
                             $12,027,003    7,588,665      431,997
                             ...........   ..........   ..........
                             ...........   ..........   ..........
Identifiable assets:
    United States            $54,508,949   35,466,426   38,302,849
    Germany                    4,710,732    4,350,016    4,704,765
                             ...........   ..........   ..........
                             $59,219,681   39,816,442   43,007,614
                             ...........   ..........   ..........
                             ...........   ..........   ..........

     In determining operating earnings (loss) for each geographic area, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company.

     Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

     During the years ended December 31, 1997, 1996 and 1995, the Company had foreign and export sales of approximately $23.8 million, $19.7 million and $16.4 million, representing 36%, 34% and 37%, respectively, of total net sales and services.

     No single customer accounted for more than five percent of the Company's net sales and services in fiscal 1997, 1996 and 1995, and no account receivable from any customer exceeded five percent of the Company's total stockholders' equity at December 31, 1997


Schedule II
                   EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
               Valuation and Qualifying Accounts and Reserves
                Years ended December 31, 1997, 1996 and 1995


      Column A     Column B     Column C     Column D     Column E
      ........     ........     ........     ........     ........

                               Additions
                                Charged
                  Balance at    to cost                  Balance at
                  beginning       and       Deductions-    end of
     Description  of period    expenses      describe      period
     ...........  ..........   .........    ...........  .........

   Allowance for
 doubtful accounts:
    Year ended
    December 31,:


       1997       $  276,000     72,000     (94,000)(1)   254,000
       1996          377,000     83,000    (184,000)(1)   276,000
       1995          200,000    103,000      74,000 (2)   377,000

(1)  Uncollectible accounts written off, net of recoveries.
(2) Allowance for doubtful accounts of acquired subsidiaries at date of acquisition.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

                            None.


                                PART III
                                ........

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 with respect to the directors of registrant is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of registrant's fiscal year ended
December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item 11 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of registrant's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item 12 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of registrant's fiscal year ended December 31, 1997.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Howard S. Breslow, a director of the Company, is a partner in Breslow & Walker, LLP, the Company's legal counsel. In 1997, the Company paid Breslow & Walker, LLP $130,000 for legal services.


                                 PART IV
                                 .......

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
         REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1.  Consolidated Financial Statements (included in Part II, Item 8):

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1997 and
           December 31, 1996

         Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1997

         Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1997

         Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997

         Notes to Consolidated Financial Statements

     2.  Consolidated Financial Statement Schedule and Report of
           Independent Auditor (included in Part II Item 8)*

         Schedule

         II  Valuation and Qualifying Accounts and Reserves
 .......................

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

                            INDEX TO EXHIBITS
                            .................

     Exhibit
      Number                              Document
 ...............                           ........

     2  (a)   Agreement and Plan of Merger, dated March 20, 1992, by and among the Company, Excel Merging Corporation and Quantronix
              Corporation, as amended July 16, 1992.(1)

        (b)   Agreement and Plan of Merger, dated as of February 14,
              1995, by and among, the Company, Excel Merging Corporation and Cambridge Technology, Inc. (4)

        (c) Asset Purchase Agreement, dated as of October 29, 1995 by and among Kollmorgen Instruments Corporation and Photo
              Research, Inc. (6)

     3  (a)   Restated Certificate of Incorporation dated November 13,
              1990, as amended (3)

        (b)   By-Laws, as amended.(2)

     4  (a)   Specimen Certificate for Company's Common Stock.(2)

    10  (a)   1990 Stock Option Plan, as amended.(3)

        (b) Loan Agreement, dated as of June 30, 1994, by and among the Company and U S Trust.(5)

        (c) Release and Settlement Agreement, dated November 29, 1995, by and between the U. S. Government and the Company (7)

        (d) Employment Agreement, dated as of January 22, 1996, between the Company and J. Donald Hill (8), amended as of July 14, 1997.

        (e) Employment Agreement, dated as of January 22, 1996, between the Company and Antoine Dominic (8), amended as of July, 14, 1997.

     11       Computation of Net Earnings (loss) per share.

     23       Consent of KPMG Peat Marwick LLP

    (1)       Incorporated by reference to the Company's Registration
              Statement on Form S-4, File No. 33-47440.

    (2)       Incorporated by reference to the Company's Registration
              Statement on Form S-1, File No. 33-39375.

    (3)       Incorporated by reference to the Company's Registration
              Statement on Form S-1, File No. 33-52612.

    (4)       Incorporated by reference to the Company's Report on Form
              8-K dated February 28, 1995

    (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    (6)       Incorporated by reference to the Company's Report on Form
              8-K dated October 13, 1995.

    (7)       Incorporated by reference to the Company's Report on Form
              8-K dated December 12, 1995.

    (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


                             SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE
SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

EXCEL TECHNOLOGY, INC.

                            By:  /s/ J. Donald  Hill
                                 .....................................
                                 J. Donald Hill, Chairman of the Board,
                                 President, and Chief Executive Officer

                            By:  /s/ Antoine Dominic
                                 ......................................
                                 Antoine Dominic, Chief Financial Officer
                                 and Principal Accounting Officer

Date:  March 19,1998

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             Signature            Title                   Date
             .........            .....                   ....

/s/ J. Donald Hill               Director            March 19, 1998
 ........................
    J. Donald Hill

/s/ Antoine Dominic              Director            March 19, 1998
 ........................
    Antoine Dominic

/s/ Steven Georgiev              Director            March 19, 1998
 ........................
    Steven Georgiev

/s/ Howard S. Breslow            Director            March 19, 1998
 ........................
    Howard S. Breslow

/s/ Jan Melles                   Director            March 19, 1998
 ........................
Jan Melles


Exhibit 10(f) Amendment

                                              EXCEL TECHNOLOGY, INC.
                                  45 ADAMS AVE.
                              HAUPPAUGE  NY  11788

                                                         As of July 14, 1997

Mr. J. Donald Hill
2 Bridgeworth Lane
Sherman  CT  06784

     Re:  Employment Agreement
          .....................

Dear Don:

     Reference is made to the employment agreement (the "Employment
Agreement"), dated as of January 22, 1996, by and between you and Excel
Technology, Inc. (the "Corporation"). Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in the Employment
Agreement.

     For good and valuable consideration, the receipt of which is hereby acknowledged, the Corporation hereby agrees to the following amendments to the Employment Agreement: (a) the Base Salary is increased to $250,000 per annum for the remainder of the Employment Period, (b) in addition to the Base Salary and other entitlements under the Employment Agreement, during the remainder of the Employment Period you shall be entitled to a non-accountable incidental expense allowance of $500 per month, and (c) provided that you remain in the employ of the Corporation for not less than 60 days after the date hereof, Section 6.04 of the Employment Agreement is amended to provide that if the Corporation terminates you employment without Cause, you shall be entitled to the Base Salary pursuant to Section 4.01 of the Employment
Agreement for a period of two years after the date of termination.

     The foregoing modifications shall in no way amend, waive, or modify any of the other terms or provisions of the Employment Agreement.

     If you find the foregoing is in accordance with your understanding, kindly sign and return to us a counterpart hereof, whereupon this instrument along with all counterparts will become part of the Employment Agreement and binding between us.
                                                    Sincerely,

										  EXCEL TECHNOLOGY, INC.


                                                    By:  /s/ Antoine Dominic
                                                    ........................
                                                    Antoine Dominic, Chief
                                                    Financial Officer
AGREED AND ACCEPTED:

/s/ J. Donald Hill
 ......................
J. Donald Hill

Exhibit 10(g) Amendment

                             EXCEL TECHNOLOGY, INC.
                                  45 ADAMS AVE.
                              HAUPPAUGE  NY  11788

                                                         As of July 14, 1997

Mr. Antoine Dominic
 ...................

     Re:  Employment Agreement
          .....................

Dear Don:

     Reference is made to the employment agreement (the "Employment
Agreement"), dated as of January 22, 1996, by and between you and Excel
Technology, Inc. (the "Corporation"). Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in the Employment
Agreement.

     For good and valuable consideration, the receipt of which is hereby acknowledged, the Corporation hereby agrees to the following amendments to the Employment Agreement: (a) the Base Salary is increased to $225,000 per annum for the remainder of the Employment Period, (b) in addition to the Base Salary and other entitlements under the Employment Agreement, during the remainder of the Employment Period you shall be entitled to a non-accountable incidental expense allowance of $500 per month, and (c) provided that you remain in the employ of the Corporation for not less than 60 days after the date hereof, Section 6.04 of the Employment Agreement is amended to provide that if the Corporation terminates you employment without Cause, you shall be entitled to the Base Salary pursuant to Section 4.01 of the Employment
Agreement for a period of two years after the date of termination.

     The foregoing modifications shall in no way amend, waive, or modify any of the other terms or provisions of the Employment Agreement.

     If you find the foregoing is in accordance with your understanding, kindly sign and return to us a counterpart hereof, whereupon this instrument along with all counterparts will become part of the Employment Agreement and binding between us.
                                                Sincerely,

								        EXCEL TECHNOLOGY, INC.


                                                By: /s/ J. Donald Hill
                                                ......................
                                                J. Donald Hill, President
                                                and Chief Executive Officer

AGREED AND ACCEPTED:

/s/ Antoine Dominic
 ......................
Antoine Dominic




Exhibit 11

Computation of Net Earnings (Loss) per share

                                                       BASIC                               DILUTED
                                                    Year Ended                           Year Ended
                                                   December 31,                          December 31,

                                        1997          1996         1995           1997        1996         1995
                                     ..........   ..........   ............    ..........  ..........  .............

Net (loss) earnings                  $8,234,697   $4,892,826   $(1,595,835)    $8,234,697  $4,892,826  $(1,595,835)

Less: Preferred Stock dividend <F2>           0      (54,273)     (162,137)             0           0     (162,137)
                                    ...........   ..........   ............    ..........  ..........  ............
Net earnings (loss) available to
  common shareholders                $8,234,697   $4,838,553   $(1,757,972)    $8,234,697  $4,892,826  $(1,757,972)
                                    ...........   ..........   ............    ..........  ..........  ............
                                    ...........   ..........   ............    ..........  ..........  ............
Weighted average common shares
  outstanding, net of Treasury stock 10,686,763    8,862,217     8,281,194     10,686,763   8,862,217    8,281,194

Weighted average common share
  equivalents:
        Options and warrants                  0             0            0        640,323     756,244           0
        Preferred stock                       0             0            0              0     138,950           0
                                    ...........   ..........   ............    ..........  ..........  ............
Weighted average common and
  common share equivalents           10,686,763     8,862,217    8,281,194<F1> 11,327,086   9,757,411   8,281,194<F1>
                                    ...........   ..........   ............    ..........  ..........  ............
                                    ...........   ..........   ............    ..........  ..........  ............

Net (loss) earnings per share             $0.77         $0.55       $(0.21)         $0.73       $0.50      $(0.21)
                                    ...........   ..........   ............    ..........  ..........  ............
                                    ...........   ..........   ............    ..........  ..........  ............

<F1>   Due to the loss in 1995, common stock equivalents and the conversion of preferred shares are antidilutive and are not included in the basic and diluted calculation for the year ended December 31, 1995.
       Diluted net loss per share in 1995 includes the reduction for preferred stock dividends.

<F2>   In 1996, for basic earnings per share, the Company included preferred stock dividends in its net earnings available to common shareholders during the portion of the year the preferred stock was outstanding.

Exhibit 23

                          Consent of Independent Auditors
                          ...............................


The Board of Directors
Excel Technology, Inc.
   and Subsidiaries

We consent to incorporation by reference in the registration statements on Form S-8 (No. 33-71122) and Forms S-3 (No. 33-34523) of Excel Technology, Inc. and subsidiaries of our report dated January 23, 1998, relating to the consolidated balance sheets of Excel Technology, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows and related schedule for the three years ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of Excel Technology, Inc. and subsidiaries.


                                              KPMG PEAT MARWICK LLP

Jericho, New York
March 20, 1998