Form 10-Q
period 1998-03-31
EXCEL TECHNOLOGY INC
filed 1998-05-14
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.

         (Exact name of Registrant as specified in its Charter)


For the quarter ended March 31, 1998    Commission File Number 0-19306

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

                          Yes [X]  No [ ]


The number of shares of the Registrant's common stock outstanding as of May 12, 1998 was: 11,178,367.

                                CONTENTS

                    PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:                         Page

          Balance Sheets as of  March 31, 1998 and December 31, 1997   3

          Statements of Earnings, Retained Earnings and Accumulated Deficit for for the Three Months Ended
          March  31, 1998 and 1997                                     4

          Statements of Cash Flows for the Three Months Ended
          March 31, 1998 and 1997                                      5

          Notes to Financial Statements                                6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            9

Item 2.   Changes in Securities                                        9

Item 3.   Defaults upon Senior Securities                              9

Item 4.   Submission of Matters to a Vote of Security-Holders          9

Item 5.   Other Information                                            9

Item 6.   Exhibits and Reports on Form 8-K                             9

          (a) Exhibits - (11) Computation of net earnings per share   11

          (b) Reports on Form 8-K - None


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
          ..................................

                       CONSOLIDATED BALANCE SHEETS

                                            March 31, 1998  Dec. 31, 1997
                                            .............   .............
                                             (unaudited)       (audited)
Assets
 ......
Current assets:
     Cash and cash equivalents              $   6,032,209   $   6,331,159
     Investments                               14,403,801      14,209,854
     Accounts receivable, less allowance
       for doubtful accounts of $251,000
       and $254,000 in 1998 and 1997,
       respectively                            11,155,447      11,522,041
     Inventories                               11,990,134      12,143,140
     Deferred income taxes                        645,100         692,500
     Other current assets                         759,295         584,840
                                            .............   .............
Total current assets                           44,985,986      45,483,534
                                            .............   .............
Property, plant and equipment, net              7,105,329       5,392,955
Other assets                                      503,505         545,725
Deferred income taxes                           1,722,000       1,674,600
Excess of cost over fair value of net assets
     of businesses acquired, net of
     accumulated amortization of $1,941,758
     in 1998 and $1,849,332 in 1997.            6,030,441       6,122,867
                                            .............   .............
          Total assets                      $  60,347,261   $  59,219,681
                                            .............   .............
                                            .............   .............

Liabilities and Stockholders' Equity
 ....................................

Current liabilities:
     Note payable                           $     164,094         182,888
     Accounts payable                           1,977,998       2,235,109
     Accrued expenses and other
       current liabilities                      5,850,643       5,898,577
                                            .............   .............

Total current liabilities                       7,992,735       8,316,574
                                            .............   .............

Stockholders' equity:
     Common stock, par value $.001 per share:
       20,000,000 shares authorized, 11,721,710
       and 11,714,471 issued in 1998 and 1997,
       respectively.                               11,722          11,714
     Additional paid-in capital                48,765,570      48,726,078
     Retained earnings                          7,371,229       5,760,370
     Treasury stock, 385,000 in 1998
       and 375,000 in 1997                    (3,438,530)     (3,339,375)
     Foreign currency translation adjustment    (355,465)       (255,680)
                                            .............   .............
                                               52,354,526      50,903,107
                                            .............   .............

          Total liabilities and
            stockholders' equity            $  60,347,261   $  59,219,681
                                            .............   .............
                                            .............   .............


                    CONSOLIDATED STATEMENTS OF EARNINGS
                AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                               (Unaudited)


                                                Three Months Ended
                                                     March 31
                                            .........................
                                                 1998           1997
                                            .............   .............

Net sales and services                      $  14,299,163   $  16,327,892

Cost of sales and services                      7,225,370       8,475,045
                                            .............   .............

Gross profit                                    7,073,793       7,852,847
  Operating expenses:
  Selling                                       2,302,445       2,752,592
  General and administrative                    1,284,761       1,122,084
  Research and development                      1,123,223       1,237,138
  Amortization of excess of cost over fair
    value of net assets of businesses acquired     92,426          92,426
                                            .............   .............
  Earnings from operations                      2,270,938       2,648,607

Non-operating expenses (income):
  Interest expense                                  4,148         135,492
  Interest income                               (246,881)       (123,721)
  Other expense, net                               13,993          59,734
                                            .............   .............

Earnings before provision for income taxes      2,499,678       2,577,102

Provision for income taxes                        888,819         953,528
                                            .............   .............

Net earnings                                    1,610,859       1,623,574

Retained earnings (accumulated deficit),
  beginning of period                           5,760,370     (2,474,327)
                                            .............   .............

Retained earnings (accumulated deficit),
  end of period                             $   7,371,229   $   (850,753)
                                            .............   .............
                                            .............   .............

Earnings per share:
  Basic earnings per common share                   $0.14          $0.17
                                            .............   .............
                                            .............   .............

  Weighted average common shares outstanding:  11,343,143      9,735,646
                                            .............   .............
                                            .............   .............

  Diluted earnings per common share                 $0.14          $0.16
                                            .............   .............
                                            .............   .............

  Weighted average common shares and
    common share equivalents                   11,615,752     10,379,419
                                            .............   .............
                                            .............   .............


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                 Three Months Ended
                                                      March 31
                                            .............................
                                                1998            1997
                                            .............   .............

Cash flows from operating activities:
Net income                                  $   1,610,859   $   1,623,574
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization               388,648         344,432
      Provision for bad debts                       7,786           9,398
      Changes in operating assets and
        liabilities, net of effects from
        acquisition:
          Decrease (increase) in accounts
            receivable                            358,808     (2,867,397)
          Decrease in inventories                 153,006         792,285
          (Increase) in other current assets    (174,455)        (52,657)
          Decrease in other assets                 42,220          82,722
          (Decrease) increase in accounts
            payable                             (257,111)         313,903
          Decrease (increase) in accrued
            expenses and other current
            liabilities                          (47,935)         194,374
                                            .............   .............
               Net cash provided by
                 operating activities:          2,081,826         440,634
                                            .............   .............

Cash flows from investing activities:
  Cash paid for acquisitions, net of cash
    acquired                                            0       (723,150)
  Purchase of property, plant and equipment   (2,008,595)       (226,915)
  Purchase of investments, net                  (193,947)     (6,824,950)
                                            .............   .............

               Net cash used in investing
                 activities:                  (2,202,542)     (7,775,015)
                                            .............   .............

Cash flows from financing activities:
  Purchase of treasury stock                     (99,155)               0

  Proceeds from exercise of common stock
    options and warrants                           39,500       9,760,942
  Proceeds from (payments of) borrowings
    on notes payable                             (18,794)         237,984
  Payments on long-term borrowings and
    revolving credit line                               0     (1,861,298)
                                            .............   .............
               Net cash (used in) provided
                 by financing activities:        (78,449)       8,137,628
                                            .............   .............

Effect of exchange rate changes on assets
  and liabilities including cash                 (99,785)        (68,281)
                                            .............   .............

Net (decrease) increase in cash and cash
  equivalents                                   (298,950)         734,966

Cash and cash equivalents,
  beginning of period                           6,331,159       2,910,982
                                            .............   .............

Cash and cash equivalents, end of period    $   6,032,209   $   3,645,948
                                            .............   .............
                                            .............   .............

Supplemental cash flow disclosure:
 ..................................
Cash paid for:

  Interest                                  $       4,148   $     135,492
  Income taxes                              $     888,000   $     426,000


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ..........................................
                                (unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS:
     ..................................

     The consolidated balance sheet as of March 31, 1998 and the consolidated statements of earnings and accumulated deficit and cash flows for the three month periods ended March 31, 1998 and March 31, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows (unaudited) at March 31, 1998 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.


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


C.   INVESTMENTS AND CASH EQUIVALENTS
     ................................

     Investments, which consist primarily of commercial paper, are recorded at fair value. The Company has classified its investments as trading securities as of March 31, 1998 and, thus, unrealized gains and losses are reported in net earnings.

D.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:

                                       March 31, 1998   December 31, 1997
                                       ..............   .................

         Raw Materials                   $  6,049,106       $   5,792,455
         Work in Process                    4,559,822           5,013,691
         Finished Goods                       696,208             619,316
         Consigned Inventory                  684,998             717,678
                                         ............       .............

                                         $ 11,990,134       $  12,143,140
                                         .............      .............
                                         .............      .............

E.   NOTES AND LOAN PAYABLES
     .......................

     As of March 31, 1998, the Company had no borrowings on its $5 million revolving line of credit with U.S. Trust. The revolving line of credit expired in March 1998 and the Company did not renew it due to the carrying cost.


F.   COMPREHENSIVE INCOME
     ....................

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130),
"Reporting Comprehensive Income", which the Company implemented during this quarter. At March 31, 1998 and 1997 comprehensive income is $1,511,074 and $1,555,293, respectively. The components of comprehensive income are net income and foreign currency translation adjustments.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
 .....................

     Net sales and services for the quarter ended March 31, 1998 decreased $2.0 million or 12.2% to 14.3 million from $16.3 million for the comparable period in the prior year. The decrease is primarily attributable to decreased sales in laser marking systems.

     Gross margins as a percentage of sales increased to 49.5% for the period ended March 31, 1998 from 48.1% in the same period ended March 31,1997. The decrease in cost as a percentage of sales in the quarter ended March 1998 is primarily due to increased gross margins at Quantronix and the product mix for the quarter.

     Selling expenses decreased to $2.3 million in the quarter ended March 31, 1998 from $2.8 million in the quarter ended March 31, 1997. The decrease of $500 thousand or 17.9% in the current period is attributable to the decrease in sales volume. Selling expense as a percentage of sales decreased to 16.1% for the quarter ended March 31,1998 from 16.8% for the comparable period in the prior year.

     General and administrative expenses increased $160 thousand or 14% from $1.12 million in the quarter ended March 31, 1997 to $1.28 million in the current period. The increase is primarily attributable to the reversal of a corporate expense of $120 thousand for royalties which was reclassified to interest expense for late payments to Gould.

     Research and development costs for the quarter ended March 31, 1998 decreased $115 thousand or 9.3% to $1.12 million from $1.24 million in the quarter ended March 31, 1997. The decrease is primarily attributable to reduced research and development costs on Control Laser's new marking system which is near completion.

     Interest expense was $4 thousand versus $135 thousand for the quarters ended March 31, 1998 and 1997, respectively. The decrease of $131 thousand is due to interest paid to Gould on previously past due royalties, in March 1997.

     The increase in interest income to $246 thousand in the quarter ending March 31, 1998 from $124 thousand in the same period of 1997, an increase of $122 thousand, is primarily due to the increase in average investments.

     Other income/expense was an expense of $14 thousand for the quarter ended March 31, 1998 as compared to an expense of $60 thousand for the quarter ended March 31, 1997. This decrease is primarily due to foreign currency translation losses incurred by the Company's German subsidiary in the current quarter.

Liquidity and Capital Resources
 ...............................

     Working capital at March 31, 1998 and December 31, 1997 remained the same, as the profits of $1.6 million were offset by costs associated with Quantronix new building of $1.7 million.

     As of March 31, 1998, the Company had no debt. The revolving line of credit expired in March 1998 and the Company did not renew it due to the carrying cost.

     The Company estimates that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.

     The Board of Directors approved the Company's purchase of a building for its subsidiary, Photo Research, for approximately $2.0 million. In addition, the Company plans to spend $350 thousand in tooling for a new machine shop.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          .................

          For information concerning Legal Proceedings, reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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


DATED:    May 13, 1998

EXCEL TECHNOLOGY, INC.



By:       /s/  J. Donald Hill
         ......................................
         J. Donald Hill, Chairman of the Board,
         Chief Executive Officer

By:      /s/ Antoine Dominic
         ......................................
         Antoine Dominic, President,
         Chief Operating Officer
         and Principal Accounting Officer




EXHIBIT 11 (Unaudited)


COMPUTATION OF NET EARNINGS PER SHARE

                                      BASIC                 DILUTED
                                Three Months Ended    Three Months Ended
                                     March 31,             March 31,
                            ......................   ....................

                                1998        1997        1998      1997
                            ...........  .........   .........  .........

Net earnings                $ 1,610,859  1,623,574   1,610,859  1,623,574

Net earnings available
  to common shareholders    $ 1,610,859  1,623,574   1,610,859  1,623,574
                            ...........  .........   .........  .........
                            ...........  .........   .........  .........

Weighted average common
  shares outstanding, net
  of treasury stock          11,343,143  9,735,646  11,343,143  9,735,646

Weighted average
  common share equivalents:
    Options and warrants              0          0     272,609    643,773
                            ...........  .........   .........  .........

Weighted average common
  shares common share
  equivalents                11,343,143  9,735,646  11,615,752 10,379,419
                            ...........  .........   .........  .........
                            ...........  .........   .........  .........

Net earnings per share            $0.14      $0.17       $0.14      $0.16
                            ...........  .........   .........  .........
                            ...........  .........   .........  .........