Form 10-Q
period 1998-06-30
EXCEL TECHNOLOGY INC
filed 1998-07-28
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.

         (Exact name of Registrant as specified in its Charter)


For the quarter ended June 30, 1998    Commission File Number 0-19306

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

                          Yes [X]  No [ ]


The number of shares of the Registrant's common stock outstanding as of July 23, 1998 was: 11,167,498



                                CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:                          Page
         ..................................

              Balance Sheets as of June 30, 1998 and
                December 31, 1997                                       3

              Statements of Earnings and Retained Earnings
                (Accumulated Deficit) for the Three Months
                   Ended June 30, 1998 and 1997                         4

              Statements of Earnings and Retained Earnings
                (Accumulated Deficit) for the Six Months
                  Ended June 30, 1998 and 1997                          5


              Statements of Cash Flows for the Six Months Ended
                June 30, 1998 and 1997                                  6

              Notes to Consolidated Financial Statements                7


Item 2.  Management's Discussion and Analysis of Financial
         .................................................
           Condition and Results of Operations                          9
           ...................................

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                             11
         ..................

Item 2.  Changes in Securities and Use of Proceeds                     11
         ..........................................

Item 3.  Defaults Upon Senior Securities                               11
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders           11
         ...................................................

Item 5.  Other Information                                             11
         ..................

Item 6.  Exhibits and Reports on Form 8-K                              11
         .................................

PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:
            .................................

CONSOLIDATED BALANCE SHEETS
                                           June 30, 1998    Dec. 31, 1997
                                          ..............    .............
                                            (unaudited)       (audited)
Assets
 ......

Current assets:
  Cash and cash equivalents                  $  7,429,290    $  6,331,159
  Investments                                  11,672,801      14,209,854
  Accounts receivable, less allowance for
    doubtful accounts of $262,000 and
    $254,000 in 1998 and 1997, respectively    11,968,652      11,522,041
  Inventories                                  11,711,323      12,143,140
  Deferred income taxes                           645,100         692,500
  Other current assets                            391,732         584,840
                                               ...........    ...........
    Total current assets                       43,818,898      45,483,534
                                               ...........    ...........

Property, plant and equipment, net              9,625,931       5,392,955
Other assets                                      439,086          45,725
Deferred income taxes                           1,722,000       1,674,600
Excess of cost over fair value of net
  assets of businesses acquired, net of
  accumulated amortization of $ 2,034,184
  in 1998 and $1,849,332 in 1997,
  respectively                                  5,938,015       6,122,867
                                               ...........    ...........

                      Total assets            $61,543,930     $59,219,681
                                               ...........    ...........
                                               ...........    ...........

Liabilities and Stockholders' Equity
 ....................................

Current liabilities:
  Note payable                                $   144,943     $   182,888
  Accounts payable                              2,470,834       2,235,109
  Accrued expenses and other current
    liabilities                                 6,685,916       5,898,577
                                               ...........    ...........
    Total current liabilities                   9,301,693       8,316,574
                                               ...........    ...........
Stockholders' equity:
  Common stock, par value $.001 per share:
  20,000,000 shares authorized, 11,764,348
  and 11,714,471 issued in 1998 and 1997,
  respectively.                                    11,764          11,714

Additional paid-in capital                      48,966,184     48,726,078
Retained earnings                                9,048,184      5,760,370
Treasury stock, 599,025 shares in 1998
  and 375,000 shares in 1997                   (5,531,495)    (3,339,375)
Foreign currency translation adjustment          (252,400)      (255,680)
                                               ...........    ...........
                                                52,242,237     50,903,107
                                               ...........    ...........

               Total liabilities and
                 shareholders' equity          $61,543,930    $59,219,681
                                               ...........    ...........
                                               ...........    ...........


               CONSOLIDATED STATEMENTS OF EARNINGS AND
               .......................................
               RETAINED EARNINGS (ACCUMULATED DEFICIT)
               .......................................
                             (Unaudited)

                                                   Three Months Ended
                                                        June 30
                                               ..........................

                                                   1998           1997
                                               ...........    ...........

Net sales and services                         $14,375,482    $16,847,026

Cost of sales and services                       7,414,009      8,546,386
                                               ...........    ...........

Gross Profit                                     6,961,473      8,300,640

Operating expenses:
  Selling and marketing                          2,269,372      2,639,787
  General and administrative                     1,142,718      1,123,357
  Research and development                       1,143,194      1,196,414
  Amortization of excess of cost over fair
    value of net assets of businesses acquired      92,426         92,426
                                               ...........    ...........

Earnings from operations                         2,313,763      3,248,656

Non operating expenses (income):
  Interest expense                                   3,755         13,106
  Interest income                                (238,713)      (191,787)
  Other (income) expense, net                     (29,226)         48,713
                                               ...........    ...........

Earnings before provision for income taxes       2,577,947      3,378,624

Provision for income taxes                         900,992      1,185,896
                                               ...........    ...........
Net earnings                                     1,676,955      2,192,728
                                               ...........    ...........

Retained earnings (accumulated deficit),
  beginning of period                            7,371,229      (850,753)
                                               ...........    ...........

Retained earnings, end of period               $ 9,048,184    $ 1,341,975
                                               ...........    ...........
                                               ...........    ...........

Earnings per share:
  Basic earnings per common share                    $0.15          $0.21
                                                     .....          .....
                                                     .....          .....

  Weighted average common shares outstanding    11,221,000     10,479,000
                                               ...........    ...........
                                               ...........    ...........

  Diluted earnings per common share                  $0.15          $0.20
                                                     .....          .....
                                                     .....          .....
  Weighted average common shares and common
    share equivalents                           11,437,000     11,066,000
                                               ...........    ...........
                                               ...........    ...........


                   CONSOLIDATED STATEMENTS OF EARNINGS AND
                   .......................................
                   RETAINED EARNINGS (ACCUMULATED DEFICIT)
                   .......................................
                                  (Unaudited)

                                                       Six Months Ended
                                                           June 30
                                                .........................
                                                   1998           1997
                                                ...........   ...........
Net sales and services                          $28,674,645   $33,174,918

Cost of sales and services                       14,639,379    17,021,430
                                                ...........   ...........

Gross profit                                     14,035,266    16,153,488

Operating expenses:
  Selling and marketing                           4,571,817     5,392,379
  General and administrative                      2,427,479     2,245,441
  Research and development                        2,266,417     2,433,552
  Amortization of excess of cost over fair
    value of net assets of businesses acquired      184,852       184,852
                                                ...........   ...........

Earnings from operations                          4,584,701     5,897,264

Non operating expenses (income):
  Interest expense                                    7,903       148,598
  Interest income                                  485,594)     (315,507)
  Other (income) expense, net                      (15,233)       108,447
                                                ...........   ...........

Earnings before provision for income taxes        5,077,625     5,955,726

Provision for income taxes                        1,789,811     2,139,424
                                                ...........   ...........

Net earnings                                      3,287,814     3,816,302
                                                ...........   ...........

Retained earnings (accumulated deficit),
  beginning of period                             5,760,370   (2,474,327)
                                                ...........   ...........

Retained earnings, end of period                $ 9,048,184   $ 1,341,975
                                                ...........   ...........

Earnings per share:

  Basic earnings per common share                     $0.29         $0.38
                                                ...........   ...........
                                                ...........   ...........

  Weighted average common shares outstanding     11,281,000    10,109,000
                                                ...........   ...........
                                                ...........   ...........

  Diluted earnings per common share                   $0.29         $0.36
                                                ...........   ...........
                                                ...........   ...........

  Weighted average common shares and
    common share equivalents                     11,529,000    10,731,000
                                                ...........   ...........
                                                ...........   ...........



                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   .....................................
                                (Unaudited)


                                                     Six Months Ended
                                                          June 30
                                                .........................
                                                   1998           1997
                                                ...........   ...........

Cash flows from operating activities:
Net earnings                                    $ 3,287,814   $ 3,816,302
  Adjustments to reconcile net earnings
    to net cash provided by operating activities
      Depreciation and amortization                 773,249       641,865
      Provision for bad debts                         8,286        12,564
      Changes in operating assets and liabilities,
        net of effects from acquisition:
          (Increase) in accounts receivable        (454,897)  (2,170,578)

          Decrease (increase) in inventories        431,817     (141,649)
          Decrease in other current assets          193,108         2,654
          Decrease in other assets                  106,639        97,705
          Increase in accounts payable              235,725        35,567
          Increase in accrued expenses and other
            current liabilities                     787,339       279,138
                                                ...........   ...........

      Net cash provided by operating activities:  5,369,080     2,573,568
                                                ...........   ...........

Cash flows from investing activities:
  Cash paid for acquisitions,
    net of cash acquired                                 --     (723,150)
  Purchases of property, plant and equipment    (4,821,373)     (677,032)
  Redemption (purchase) of investments, net       2,537,053   (6,975,731)
                                                ...........   ...........

      Net cash used in investing activities:    (2,284,320)   (8,375,913)
                                                ...........   ...........


Cash flows from financing activities:
  Purchase of treasury stock                    (2,192,120)            --
  Proceeds from exercise of common
    stock options and warrants                      240,156    10,123,046
  (Payments of) proceeds from
    borrowings on notes payable                    (37,945)         8,564
  Payments of long-term debt and
    revolving credit line                                --   (1,923,024)
                                                ...........   ...........

       Net cash (used in) provided by
         financing activities:                  (1,989,909)     8,208,586
                                                ...........   ...........

Effect of exchange rate changes on assets
  and liabilities including cash                      3,280     (120,126)
                                                ...........   ...........
Net increase (decrease) in cash and
    cash equivalents                              1,098,131   (2,286,115)
                                                ...........   ...........
Cash and cash equivalents, beginning of period    6,331,159     2,910,982
                                                ...........   ...........
Cash and cash equivalents, end of period        $ 7,429,290   $ 5,197,097
                                                ...........   ...........
                                                ...........   ...........

Supplemental cash flow disclosure:
Cash paid for:
  Interest                                          $ 7,903     $ 148,598
  Income taxes                                  $ 1,173,606   $ 1,820,140


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ..........................................
                               (unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS:
     ..................................

     The consolidated balance sheet as of June 30, 1998, the consolidated statements of earnings and retained earnings (accumulated deficit) for the three month and six month periods ended June 30, 1998 and the consolidated statement of cash flows for the six months ended June 30, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows (unaudited) at June 30, 1998 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

B.   EARNINGS PER SHARE
     ..................

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which the Company adopted during 1997. Under SFAS 128, the Company presents two earnings per share (EPS) amounts. Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock including stock issuable pursuant to the exercise of dilutive stock options and warrants outstanding. Prior year earnings per share data have been restated to apply the provisions of SFAS 128.


C.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:


                                        June 30, 1998  December 31, 1997
                                        .............  .................

          Raw Materials                  $ 5,401,897         $ 5,792,455
          Work in Process                  4,966,327           5,013,691
          Finished Goods                     767,157             619,316
          Consigned Inventory                575,942             717,678
                                         ...........         ...........
                                         $11,711,323         $12,143,140
                                         ...........         ...........
                                         ...........         ...........



D.   COMPREHENSIVE INCOME
     ....................

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which the Company implemented during the first quarter of 1998. For the quarters ended June 30, 1998 and 1997, comprehensive income was $1,780,020 and $2,140,882, respectively. For the six months ended June 30, 1998 and 1997 comprehensive income was $3,291,094 and $3,696,175, respectively. The components of comprehensive income are net earnings and foreign currency translation adjustments.

E.   SEGMENT INFORMATION
     ...................

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information". Historically, the Company has operated in one business segment; however, SFAS 131 redefines segments and in the future, the Company may also be required to disclose certain financial information about operating segments, products and services. The Company has not determined how operating segments will be defined for disclosure purposes or which segments will meet the quantitative requirements for disclosure. The adoption of the standard will have no impact on the Company's future results of operations or financial position.

Item 2.   Management's Discussion and Analysis of Financial Condition
          ...........................................................
          and Results of Operations
          .........................

Results of Operations
 .....................

     Net sales and services for the quarter ended June 30, 1998 decreased $2.4 million or 14.3% to $14.4 million from $16.8 million for the comparable period in the prior year. The decrease in sales is primarily attributable to a decrease in sales in laser marking systems and reduced sales to Asia for all products.

     Gross margins as a percentage of sales decreased to 48.4% for the quarter ended June 30, 1998 as compared to 49.3% in the comparable period in the prior year. For the six months ended June 30, 1998, gross margins increased to 48.9% from 48.7% of sales for the six months in 1997. The decrease is due to the product mix sold during the quarter.

     Selling and marketing expenses for the three months ended June 30, 1998 decreased $370 thousand or 14.2% to $2.27 million from $2.64 million for the same period in 1997. Selling and marketing expenses for the quarter as a percentage of sales increased to 15.8% in 1998 from 15.7% in 1997. For the six months ended June 30, 1998 selling and marketing expenses decreased $821 thousand to $4.57 million from $5.39 million in 1997. Selling and marketing expenses for the six months ended as a percentage of sales decreased to 15.9% in 1998 from 16.3% in 1997. The decrease in selling and marketing expenses is due to the decrease in sales volume.

     General and administrative expenses for the periods ended June 30, 1998 were relatively comparable to prior periods. General and administrative expenses for the quarter ended June 30, 1998 increased $19 thousand or 2% to $1.14 million from $1.12 million in 1997. For the six months ended June 30, 1998, general and administrative expenses increased $180 thousand or 8% to $2.43 million from $2.25 million, in 1997.

     Research and development costs for the quarter ended June 30, 1998 decreased $53 thousand or 4% to $1.14 million from $1.20 million in 1997. For the six months ended June 30, 1998, research and development expenses decreased $167 thousand or 6.9% to $2.27 million compared with $2.43 million in 1997. The decrease is primarily attributable to reduced research and development costs on Control Laser's new marking system.

     Interest expense was $4 thousand and $13 thousand for the three months ended June 30, 1998 and 1997, respectively, and $8 thousand and $149 thousand for the six months ended June 30, 1998 and 1997,
respectively.   The decrease in interest expense is due to a decrease in
the average note payable balance.

     For the quarters ended June 30, 1998 and 1997, interest income was $239 thousand and $191 thousand, respectively. Interest income was $486 thousand and $316 thousand for the six months ended June 30, 1998 and 1997, respectively. The increase in interest income is due to an increase in average investments.

     Other income/expense for the quarter ended June 30, 1998 was income of $29 thousand as compared to expense of $49 thousand for the quarter ended June 30, 1997. For the six months ended June 30, 1998 and 1997, other income was $15 thousand and expense of $108 thousand, respectively. This increase in income for the current quarter and six months is due to foreign exchange gains incurred by the Company's German subsidiary.

Liquidity and Capital Resources
 ...............................

     Working capital at June 30, 1998 was $34.5 million as compared to $37.2 million at December 31, 1997. The decrease of $2.7 million is primarily attributable to costs associated with the purchase of new buildings and the purchase of treasury stock.

     As of June 30, 1998, the Company had no debt. The revolving line of credit with U.S. Trust expired in March 1998 and the Company did not renew it due to the carrying cost.

     The Company estimates that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.

     During the quarter ended June 30, 1998, the Company purchased a building for its subsidiary, Photo Research, for approximately $1.8 million and spent approximately $350 thousand in tooling for a new machine shop.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           .................

     For information concerning Legal Proceedings, reference is made to
Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Item 2.   Changes in Securities and Use of Proceeds
          .........................................

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


DATED:  July 24, 1998

EXCEL TECHNOLOGY, INC.



By:/s/ J. Donald Hill
   ..................

   J. Donald Hill
   President



By:/s/ Antoine Dominic
   ...................
   Antoine Dominic
   Chief Financial Officer


EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                 BASIC                   DILUTED
                           Three Months Ended       Three Months Ended
                                June 30                   June 30
                       ........................  ........................
                           1998         1997         1998         1997
                       ...........  ...........  ...........  ...........

Net earnings           $ 1,676,955  $ 2,192,728  $ 1,676,955  $ 2,192,728
                       ...........  ...........  ...........  ...........
                       ...........  ...........  ...........  ...........

Weighted average common
 shares outstanding     11,221,172   10,479,009   11,221,172   10,479,009

Weighted average common
 share equivalents:

   Options and warrants         --           --      215,961      586,491
                       ...........  ...........  ...........  ...........

Weighted average common
 and common equivalent
   shares               11,221,172   10,479,009   11,437,133   11,065,500
                       ...........  ...........  ...........  ...........
                       ...........  ...........  ...........  ...........

Net earnings per share       $0.15        $0.21        $0.15        $0.20
                             .....        .....        .....        .....
                             .....        .....        .....        .....

EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                BASIC                   DILUTED
                           Six Months Ended          Six Months Ended
                                June 30                   June 30
                       ........................  ........................
                           1998         1997         1998         1997
                       ...........  ...........  ...........  ...........

Net earnings           $ 3,287,814  $ 3,816,302  $ 3,287,814  $ 3,816,302
                       ...........  ...........  ...........  ...........
                       ...........  ...........  ...........  ...........

Weighted average common
  shares outstanding    11,281,820   10,109,381   11,281,820   10,109,381

Weighted average common
  share equivalents:
   Options and warrants         --           --      246,750      621,127
                       ...........  ...........  ...........  ...........

Weighted average common
  and common equivalent
   shares               11,281,820   10,109,381   11,528,570   10,730,508
                       ...........  ...........  ...........  ...........
                       ...........  ...........  ...........  ...........

Net earnings per share       $0.29        $0.38        $0.29        $0.36
                             .....        .....        .....        .....
                             .....        .....        .....        .....