Form 10-Q
period 1998-09-30
EXCEL TECHNOLOGY INC
filed 1998-11-12
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.

         (Exact name of Registrant as specified in its Charter)


For the quarter ended September 30, 1998   Commission File Number 0-19306

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

                          Yes [X]  No [ ]


     The number of shares of the Registrant's common stock outstanding as of November 9, 1998 was: 11,020,520.



                                CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:                         Page
         ..................................

          Balance Sheets as of September 30, 1998 and
               December 31, 1997                                       3

          Statements of Earnings and Retained Earnings
               for the Three Months Ended September 30, 1998 and 1997  4

          Statements of Earnings and Retained Earnings (Accumulated
               Deficit) for the Nine months Ended
               September 30, 1998 and 1997                             5

          Statements of Cash Flows for the Nine months Ended
               September 30, 1998 and 1997                             6

          Notes to Consolidated Financial Statements                   7


Item 2.   Management's Discussion and Analysis of Financial
          .................................................
               Condition and Results of Operations                    10
               ...................................

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                  13
                   .................

          Item 2.  Changes in Securities and Use of Proceeds          13
                   .........................................

          Item 3.  Defaults Upon Senior Securities                    13
                   ...............................

          Item 4.  Submission of Matters to a Vote of
                   ..................................
                      Security-Holders                                13
                      ................

          Item 5.  Other Information                                  13
                   .................

          Item 6.  Exhibits and Reports on Form 8-K                   13
                   ................................


PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:
            .................................

CONSOLIDATED BALANCE SHEETS

                                           Sept. 30, 1998   Dec. 31, 1997
                                           ..............   .............
                                             (unaudited)      (audited)
Assets
Current assets:
  Cash and cash equivalents                  $  5,321,846    $  6,331,159
  Investments                                     241,973      14,209,854
  Accounts receivable, less allowance for
    doubtful accounts of $470,000 and
    $279,000 in 1998 and 1997, respectively    14,664,393      11,522,041
  Inventories                                  15,452,772      12,143,140
  Deferred income taxes                           645,100         692,500
  Other current assets                            581,248         584,840
                                             ............    ............

          Total current assets                 36,907,332      45,483,534
                                             ............    ............

Property, plant and equipment, net             10,967,255       5,392,955
Other assets                                      525,221         545,725
Deferred income taxes                           1,722,000       1,674,600
Excess of cost over fair value of net assets
  of businesses acquired, net of accumulated
  amortization of $2,268,610 in 1998 and
  $1,849,332 in 1997, respectively.            22,620,091       6,122,867
                                             ............    ............


                   Total assets              $ 72,741,899    $ 59,219,681
                                             ............    ............
                                             ............    ............


Liabilities and Stockholders' Equity
 ....................................
Current liabilities:
  Note payable                               $    125,380    $    182,888
  Accounts payable                              3,011,880       2,235,109
  Accrued expenses and other current
    liabilities                                 8,798,947       5,898,577
                                             ............    ............

          Total current liabilities            11,936,207       8,316,574
                                             ............    ............

Long-term debt                                  6,500,000               0
                                             ............    ............


Stockholders' equity:
  Common stock, par value $.001 per share:
    20,000,000 shares authorized, 11,769,247
    and 11,714,471 issued in 1998 and 1997,
    respectively.                                  11,769          11,714
  Additional paid-in capital                   48,988,523      48,726,078
  Retained earnings                            11,042,383       5,760,370
  Treasury stock, 631,525 shares in 1998
    and 375,000 shares in 1997                (5,760,778)     (3,339,375)
  Foreign currency translation adjustment          23,795       (255,680)
                                             ............    ............

                                               54,305,692      50,903,107
                                             ............    ............


Total liabilities and shareholders' equity   $ 72,741,899    $ 59,219,681
                                             ............    ............
                                             ............    ............



                 CONSOLIDATED STATEMENTS OF EARNINGS
                        AND RETAINED EARNINGS
                 ...................................
                             (Unaudited)

                                                  Three Months Ended
                                                     September 30
                                                 1998             1997
                                             ............    ............

Net sales and services                       $ 17,512,016    $ 16,504,828

Cost of sales and services                      8,880,054       8,079,912
                                             ............    ............

Gross profit                                    8,631,962       8,424,916

Operating expenses:
  Selling and marketing                         2,423,757       2,624,745
  General and administrative                    1,468,915       1,198,263
  Research and development                      1,552,216       1,238,113
  Amortization of excess of cost over fair
    value of net assets of business acquired      234,426          92,426
                                             ............    ............

Earnings from operations                        2,952,648       3,271,369

Non operating expenses (income):
  Interest expense                                 68,940           6,690
  Interest income                               (169,513)       (239,726)
  Other (income), net                            (14,778)        (60,655)
                                             ............    ............

Earnings before provision for income taxes      3,067,999       3,565,060

Provision for income taxes                      1,073,800       1,246,816
                                             ............    ............

Net earnings                                    1,994,199       2,318,244
                                             ............    ............

Retained earnings, beginning of period          9,048,184       1,341,975

Retained earnings, end of period             $ 11,042,383    $  3,660,219
                                             ............    ............
                                             ............    ............

Earnings per share:

  Basic earnings per common share                   $.018           $.021
                                                    .....           .....
                                                    .....           .....

  Weighted average common shares outstanding   11,152,000      10,928,000
                                             ............    ............
                                             ............    ............

  Diluted earnings per common share                 $0.18           $0.20
                                                    .....           .....
                                                    .....           .....

  Weighted average common shares and
    common share equivalents                   11,253,000      11,702,000
                                             ............    ............
                                             ............    ............

See accompanying Notes to Financial Statements


                 CONSOLIDATED STATEMENTS OF EARNINGS
              AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
              ...........................................
                              (Unaudited)

                                                   Nine Months Ended
                                                     September 30
                                             ............................
                                                 1998             1997
                                             ............    ............

Net sales and services                       $ 46,186,661    $ 49,679,746

Cost of sales and services                     23,519,433      25,101,338
                                             ............    ............

Gross profit                                   22,667,228      24,578,408

Operating expenses:
  Selling and marketing                         6,995,574       8,017,124
  General and administrative                    3,896,394       3,443,707
  Research and development                      3,818,633       3,671,665
  Amortization of excess of cost over fair
    value of net assets of business acquired      419,278         277,278
                                             ............    ............

Earnings from operations                        7,537,349       9,168,634

Non operating expenses (income):
  Interest expense                                 76,843         155,288
  Interest income                               (655,107)       (555,234)
  Other (income) expense, net                    (30,011)          47,792
                                             ............    ............

Earnings before provision for income taxes      8,145,624       9,520,788

Provision for income taxes                      2,863,611       3,386,242
                                             ............    ............

Net earnings                                    5,282,013       6,134,546
                                             ............    ............

Retained earnings (accumulated deficit),
  beginning of period                           5,760,370     (2,474,327)

Retained earnings, end of period             $ 11,042,383    $  3,660,219
                                             ............    ............
                                             ............    ............

Earnings per share:

  Basic earnings per common share                   $0.47           $0.59
                                                    .....           .....
                                                    .....           .....

  Weighted average common shares outstanding   11,238,000      10,385,000
                                             ............    ............
                                             ............    ............

  Diluted earnings per common share                 $0.46           $0.56
                                                    .....           .....
                                                    .....           .....

  Weighted average common shares and
    common share equivalents                   11,437,000      11,044,000
                                             ............    ............
                                             ............    ............

See accompanying Notes to Financial Statements



                CONSOLIDATED STATEMENTS OF CASH FLOWS
                .....................................
                             (Unaudited)


                                                 Nine Months Ended
                                                    September 30
                                             ............................
                                                 1998             1997
                                             ............    ............
Cash flows from operating activities:
Net earnings                                 $  5,282,013    $  6,134,546
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization             1,452,484         962,055
      Provision for bad debts                      12,473          25,979
      Changes in operating assets and
        liabilities, net of effects from
        acquisition:
          (Increase) in accounts receivable      (61,261)     (2,396,813)
          Decrease (increase) in inventories       65,491     (1,719,176)
          Decrease (increase) in other current
            assets                                 94,889        (83,250)
          Decrease in other assets                  3,393         106,188
          (Decrease) increase in accounts
            payable                             (579,297)         892,774
          Increase in accrued expenses and
            other liabilities                   1,174,520         875,171
                                             ............    ............

                     Net cash provided by
                       operating activities:    7,444,705       4,797,474
                                             ............    ............

Cash flows from investing activities:
  Cash paid for acquisition - Synrad (1998),
    Cambridge (1997)                         (21,728,055)       (723,150)
  Purchases of property, plant and equipment  (5,036,262)     (1,737,563)
  Redemption (purchase) of investments, net    13,967,881    (11,242,184)
                                             ............    ............

                     Net cash used in
                       investing activities: (12,796,436)    (13,702,897)
                                             ............    ............

Cash flows from financing activities:
  Purchase of treasury stock                  (2,421,403)               0
  Proceeds from exercise of common stock
    options and warrants                          262,500      14,004,056
  (Payments) of notes payable                   (278,154)       (363,778)
  Proceeds from (payments of) long-term debt
    and revolving credit line                  6,500,000      (1,923,024)
                                             ............    ............

Net cash provided by financing activities:      4,062,943      11,717,254
                                             ............    ............

Effect of exchange rate changes on assets and
  liabilities, including cash                     279,475        (91,709)
                                             ............    ............

Net (decrease) increase in cash and
  cash equivalents                            (1,009,313)       2,720,122
                                             ............    ............

Cash and cash equivalents,
  beginning of period                           6,331,159       2,910,982
                                             ............    ............

Cash and cash equivalents, end of period     $  5,321,846    $  5,631,104
                                             ............    ............
                                             ............    ............

Supplemental cash flow disclosure:
 ..................................

Cash paid for:
  Interest                                   $     21,243    $    155,288
  Income taxes                               $  1,516,526    $  2,487,189

See accompanying Notes to Financial Statements



              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ..........................................
                              (unaudited)


A.   CONSOLIDATED FINANCIAL STATEMENTS:
     ..................................

     The consolidated balance sheet as of September 30, 1998, the consolidated statement of earnings and retained earnings (accumulated deficit) for the three month and nine month periods ended September 30, 1998 and the statement of cash flows for the nine months ended September 30, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows (unaudited) at September 30, 1998 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

B.   EARNINGS PER SHARE
     ..................

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, which the Company adopted during 1997. Under SFAS 128, the Company presents two earnings per share (EPS) amounts. Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period.
 Diluted EPS includes additional dilution from potential common stock including stock issuable pursuant to the exercise of dilutive stock options and warrants outstanding. Prior year earnings per share data have been restated to apply the provisions of SFAS 128.

C.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:

                           September 30, 1998       December 31, 1997
                           ..................       .................
       Raw Materials           $    7,047,789          $    5,792,455
       Work in Process              6,475,613               5,013,691
       Finished Goods               1,313,099                 619,316
       Consigned Inventory            616,271                 717,678
                               ..............          ..............

                               $   15,452,772          $   12,143,140


D.   LONG-TERM DEBT
     ..............

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisition or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of either the prime rate or the Federal Funds Rate plus 0.50%. The Company has currently chosen the LIBOR rate plus the premium, as its interest rate, which was 7.14% at September 30, 1998. This credit facility contains certain financial covenants and requires payment of interest on a quarterly basis. The terms call for the repayment of the debt in full on its maturity date. The Company can make voluntary prepayments with a minimum of $100 thousand and in $25 thousand increments in excess thereof. Borrowings can be made in a minimum of $500 thousand and in increased multiples of $50 thousand for borrowings in excess thereof. On August 14, 1998 the Company borrowed $6.5 million for the acquisition of Synrad (see Note E). As of September 30, 1998 the Company had $8.5 million available on its line of credit.


E.   ACQUISITION
     ...........

     On August 14, 1998, the Company acquired substantially all of the assets and properties of Synrad Inc. ("Synrad"), a company engaged in the business of developing, manufacturing and marketing sealed CO2 lasers and related accessories, for $21.6 million in cash, which includes transaction costs, and the repayment of approximately $2.6 million of Synrad's debt. In addition, the Company assumed certain liabilities including trade payables, accrued expenses and other specified liabilities. The Company funded the acquisition of Synrad by utilizing its own cash and by borrowing $6.5 million on its credit facility (see Note D).

     The acquisition was accounted for as a purchase. Accordingly, results of Synrad are included in the Consolidated Statement of Earnings, from August 3, 1998 and acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The total cost of the acquisition was $21.6 million of which $4.8 million was allocated to identifiable net tangible assets. The remaining balance of $16.8 million represents the excess of the purchase price over the fair value of the net assets acquired, which is being amortized on a straight line basis over 20 years.

     Proforma results of operations, assuming the acquisition of Synrad had been made at the beginning of each period, is as follows, and includes adjustments to interest expense, interest income, amortization expense and income tax expense.

                        Excel Technology, Inc.
                   Pro Forma Statement of Earnings
                 Reflecting Acquisition of Synrad Inc.


                                   Nine Months Ended   Nine Months Ended
                                   September 30, 1998  September 30, 1997
                                   ..................  ..................
Net sales and service              $       62,275,388  $       69,962,184
Net earnings                                4,799,632           6,904,319
Basic earnings per common share                 $0.43               $0.67
Diluted earnings per common share               $0.43               $0.63

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period, or the results which may occur in the future.


F.   COMPREHENSIVE INCOME
     ....................

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which the Company implemented during the first quarter of 1998. For the quarters ended September 30, 1998 and 1997, comprehensive income was $2,270,394 and $2,346,662, respectively. For the nine months ended September 30, 1998 and 1997 comprehensive income was $5,561,488 and $6,042,837, respectively. The components of comprehensive income are net earnings and foreign currency translation adjustments.


G.   SEGMENT INFORMATION
     ...................


     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information. Historically, the Company has operated in one business segment; however, SFAS 131 redefines segments and in the future, the Company may also be required to disclose certain financial information about operating segments, products and services. The Company has not determined how operating segments will be defined for disclosure purposes or which segments will meet the quantitative requirements for disclosure. The adoption of the standard will have no impact on the Company's future results of operations or financial position.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
 .....................

     Net sales and services for the quarter ended September 30, 1998 increased $1.0 million or 6.0% to $17.5 million from $16.5 million for the comparable period in the prior year. The increase is primarily attributable to the acquisition of Synrad which accounted for $3.8 million, partially offset by decreases in sales of all products. Net sales and services for the nine months ended September 30, 1998 were $46.2 million versus $49.7 million for the comparable period in the prior year, a decrease of $3.5 million or 7.0 %. The decrease in the period is primarily attributable to a decrease in sales of all products partially offset by the acquisition of Synrad.

     Gross margins as a percentage of sales decreased to 49.2% from 51.1% for the quarter ended September 30, 1998 as compared to the comparable period in the prior year. For the nine months ended September 30, 1998 the gross margins decreased to 49.0% from 49.5% of sales in the same period in 1997. The decrease in gross margins is due to the product mix sold during the quarter and the decrease in sales volume.

     Selling and marketing expenses for the quarter ended September 30, 1998 decreased $200 thousand to $2.42 million from $2.63 million during the same period in 1997. Selling and marketing expense as a percentage of sales during the quarter decreased to 13.8% in 1998 from 15.9% in 1997. For the nine months ended September 30, 1998 selling and marketing expenses decreased to $7.0 million from $8.0 million in 1997. Selling and marketing expenses as a percentage of sales for the nine months were 15.1% in 1998 and 16.1% in 1997. The decrease is attributable to a decrease in sales for the quarter and the nine months ended September 30, 1998.

General and administrative expenses for the quarter increased $270 thousand to $1.47 million in 1998 from $1.2 million in 1997. For the nine months ended September 30, 1998 general and administrative expense increased $450 thousand to $3.9 million from $3.4 million in 1997. General and administrative expenses for the periods were relatively comparable to prior periods excluding the general and administrative expenses for Synrad.

Research and development expenses for the quarter increased $314 thousand or 25% to $1.6 million in 1998 from $1.24 million in 1997. For the nine months ended September 30, 1998, research and development expenses increased $147 thousand or 4% to $3.82 million from $3.67 million in 1997. The increase is primarily attributable to the acquisition of Synrad.

Interest expense was $77 thousand and $155 thousand for the nine months ended September 30, 1998 and 1997, respectively, and $69 thousand and $7 thousand for the three months ended September 30, 1998 and 1997, respectively. The increase in interest expense, for the period, is due to the long term debt associated with the acquisition of Synrad. The decrease for the nine months ended September 30, 1998 as compared to 1997 was due to interest paid to Gould on previously past due royalties, in 1997.

Interest income was $655 thousand and $555 thousand for the nine months ended September 30, 1998 and 1997, respectively. For the quarter ended September 30, 1998 and 1997, interest income was $170 thousand and $240 thousand, respectively. The decrease in interest income, for the period, is due to the utilization of cash for the acquisition of Synrad.

     Other income/expense for the nine months ended September 30, 1998 and 1997 was income of $30 thousand and expense of $48 thousand, respectively. For the quarter ended September 30, 1998 income was $15 thousand as compared to income of $61 thousand for the quarter ended September 30, 1997. This decrease in other income in the period and the increase in the nine months is primarily due to foreign exchange gains and losses incurred by the Company's German subsidiary.


Liquidity and Capital Resources
 ...............................

     Working capital at September 30, 1998 was $25 million compared to $37.2 million at December 31, 1997. The decrease is primarily attributable to the net utilization of cash and investments for the acquisition of Synrad ($15.2 million), purchases of a new building and equipment ($5 million) and purchase of treasury stock ($2.4 million), offset by the net current assets of the Synrad acquisition ($3.5 million) and current year net income ($5.3 million).

     On August 14, 1998, the Company acquired substantially all of the assets and properties of Synrad Inc. a company engaged in the business of developing, manufacturing and marketing sealed CO2 lasers and related accessories. In accordance with the Asset Purchase Agreement, dated August 14, 1998, by and between a newly formed wholly-owned subsidiary, Excel Purchasing Company (name changed to Synrad Inc. subsequent to the acquisition), and Peter Laakman, the Chairman of Synrad and Trustee of the sole shareholder of Synrad ("Peter Laakman"), Excel Purchasing Company purchased from Peter Laakman substantially all of the net assets and properties for consideration of approximately $21.6 million in cash, which includes transaction costs and the repayment of approximately $2.6 million of Synrad's debt. In addition, the Company assumed certain liabilities, including trade payables, accrued expenses and other specified liabilities.

     The Company funded the acquisition of Synrad by utilizing its own cash and by borrowing $6.5 million on its credit facility (see Note D).

     The Company estimates that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.
     In fiscal 1997, the Company commenced a Year 2000 date conversion project to address necessary changes, testing and implementation in respect to its internal computer systems. Project completion is scheduled for completion by June 1999. To date, the cost of this project has not been material to the Company's results of operations and liquidity and the Company does not anticipate that the cost of completing the project will be material to is results of operations or liquidity in fiscal 1999. Management anticipates that the Company's Year 2000 date conversion project as it relates to the Company's internal systems will be completed on a timely basis.

    The Company's applicable products are Year 2000 compliant.

     The Company is currently seeking information regarding Year 2000 compliance from vendors, customers and manufacturers associated with the Company. Project completion for this phase is planned for the middle of 1999. However, given the reliance on third-party information as it relates to their compliance programs and the difficulty of determining potential errors on the part of the external service suppliers, no assurance can be give that the Company's information systems or operations will not be affected by mistakes, if any, of third parties or third-party failures to complete the Year 2000 project on a timely basis.
 There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to covert by another company would have an adverse effect on the Company's systems.

     The cost of the Company's Year 2000 project and the date on which the Company believes it will complete the necessary modifications are based on the Company's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of resources, third party modification plans and other factors. The Company presently believes that the Year 2000 issue will not pose significant operational problems for its internal information systems and products. However, if the anticipated modifications and conversions are not completed on a timely basis, or if the systems of other companies on which the Company's systems and operations rely are not converted on a timely basis, the Year 2000 issue could have an adverse effect on the Company's operations.

     The Company does not currently have any contingency plans in place to address the failure of timely conversion of its and /or third-party systems in respect of the Year 2000 issue.

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (10.1) Asset Purchase Agreement, dated as of August 14, 1998,by and among Excel Technology, Inc., Excel Purchasing Corporation, Synrad, Inc., The Amended Revocable Living Trust of Peter Laakmann, and Peter Laakmann (incorporated by reference to the Company's Report on Form 8-K dated August 14, 1998).

               (11)    Computation of net earnings per share

          (b) Reports on Form 8-K



     SIGNATURES



PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


     DATED:   November 12, 1998

     EXCEL TECHNOLOGY, INC.


     By:  /s/  J. Donald Hill
          ...................
          J. Donald Hill
          Chief Executive Officer


     By:  /s/ Antoine Dominic
          ....................
          Antoine Dominic
          Chief Operating Officer


EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                  BASIC                   DILUTED
                            Three Months Ended       Three Months Ended
                              September 30,             September 30,
                          ....................... .......................

                              1998        1997        1998        1997
                          ........... ........... ........... ...........

Net earnings              $ 1,994,199 $ 2,318,244 $ 1,994,199 $ 2,318,244
                          ........... ........... ........... ...........
                          ........... ........... ........... ...........

Weighted average common
  shares outstanding       11,151,861  10,927,876  11,151,861  10,927,876

Weighted average common
  share equivalents:
    Options and warrants            0           0     101,165     773,787
                          ........... ........... ........... ...........

Weighted average common
  and common equivalent
  shares                   11,151,861  10,927,876  11,253,026  11,701,663
                          ........... ........... ........... ...........
                          ........... ........... ........... ...........

Net earnings per share          $0.18       $0.21       $0.18       $0.20
                                .....       .....       .....       .....
                                .....       .....       .....       .....

                                  BASIC                   DILUTED
                            Nine Months Ended        Nine Months Ended
                              September 30,             September 30,
                          ....................... .......................

                              1998        1997        1998        1997
                          ........... ........... ........... ...........
Net earnings              $ 5,282,013 $ 6,134,546 $ 5,282,013 $ 6,134,546
                          ........... ........... ........... ...........
                          ........... ........... ........... ...........

Weighted average
  common shares
  outstanding              11,238,024  10,385,211  11,238,024  10,385,211

Weighted average common
  share equivalents:
  Options and warrants              0           0     198,626     658,780
                          ........... ........... ........... ...........

Weighted average common
  and common equivalent
  shares                   11,238,024  10,385,211  11,436,650  11,043,991
                          ........... ........... ........... ...........
                          ........... ........... ........... ...........

Net earnings per share          $0.47       $0.59       $0.46       $0.56
                                .....       .....       .....       .....
                                .....       .....       .....       .....