Form 10-K
period 1998-12-31
EXCEL TECHNOLOGY INC
filed 1999-03-15
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

                    FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 1998
                          ......................
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                              .......................  .................

                     Commission File Number 0-19306

                         EXCEL TECHNOLOGY, INC.
         (Exact name of Registrant as specified in its Charter)

              Delaware                              11-2780242
(State or other jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                 Identification No.)

          41 Research Way                         (516) 273-6900
      E. Setauket,  NY 11733              (Registrant's Telephone Number)
(Address of Principal Executive Offices)

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

                            Yes [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $111,491,625 based on the average bid and ask price as reported by NASDAQ on March 10, 1999.

The number of shares of the Registrant's common stock outstanding as of March 10, 1999 was: 11,079,913.

                 DOCUMENTS INCORPORATED BY REFERENCE:
Definitive Proxy Statement to be filed in connection with the Registrant's 1998 Annual Meeting of Stockholders (incorporated by reference under Part III.)

                                 PART I

     This Annual Report on Form 10-K (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans, and expectations that are or may be deemed to be "forward-looking statements". Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Such forward looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     On February 14, 1995, the Company acquired Cambridge Technology, Inc. ("Cambridge"), located in Cambridge, Massachusetts. Cambridge is engaged primarily in the manufacture of laser scanners, essential components to moving a laser beam with precision at a specified speed. These products have both industrial and consumer applications, such as laser marking and etching, high density laser printing and writing, digitized x-ray imaging and entertainment laser light shows and displays. The acquisition allowed the Company to expand into new markets and enhanced its market position in the industrial business. The Company acquired all of the outstanding shares of capital stock of Cambridge in exchange for $4.75 million, consisting of $4.5 million in cash (of which $3.5 million was paid on February 14, 1995) and $250 thousand in shares of Common Stock (which was paid on February 14, 1995). Of the balance due, $600 thousand was paid in March 1996 and $400 thousand was paid in February 1997. Pursuant to the acquisition agreement, additional payments were made due to Cambridge meeting certain performance goals during the first two fiscal years after the acquisition. In connection therewith, the Company paid $731 thousand in 1995 and $323 thousand in 1996.

     On October 2, 1995, the Company acquired the Photo Research Division ("The Photo Research Division") of Kollmorgen Instruments Corporation ("Kollmorgen"). The Photo Research Division is engaged primarily in the business of developing, manufacturing and marketing photometric and spectroradiometer instruments and systems (the "Business"). In accordance with an Asset Purchase Agreement, the Company purchased substantially all of the net assets and properties utilized in connection with the Business, in consideration of $3.5 million in cash. The Company utilized its own cash to finance the acquisition. Subsequently, the Company obtained a $3.5 million five-year term loan, from U.S.Trust, the proceeds of which were utilized by the Company to replenish its own cash used in financing the acquisition.

     On August 14, 1998, the Company acquired substantially all of the assets and properties of Synrad Inc. ("Synrad"), a company engaged in the business of developing, manufacturing and marketing sealed CO2 lasers and related accessories. In accordance with the Asset Purchase Agreement, Excel Purchasing Company( a wholly owned subsidiary of the Company) purchased substantially all of Synrad's assets and properties for consideration of approximately $21.7 million in cash, which includes transaction costs and the repayment of certain of Synrad's outstanding debt. In addition the Company assumed certain liabilities, including trade payables, accrued expenses and other specified liabilities. The Company funded the acquisition of Synrad by utilizing its own cash and by borrowing $6.5 million on its $15 million credit facility with The Bank of New York (the "Bank"). Excel Purchasing Company changed its name to Synrad, Inc. after the acquisition.

     Excel was organized under the laws of Delaware in 1985.

CURRENT PRODUCTS AND APPLICATIONS

     Marking Systems
     ...............

     Control Laser, the Company's subsidiary located in Orlando, Florida, designs, manufactures and markets industrial laser systems for material marking and engraving. Control Laser accounted for approximately 27% of
the Company's total sales in 1998.   With more than 1,950 systems
installed worldwide, including 1,540 in North America, Control Laser had over 40% of the domestic market share in 1998. Control Laser's Icon and Insignia laser systems allow for permanent, high speed, computer - controlled product marking for the aerospace, automotive, medical device, electronic, tooling and consumer industries. Customers include Honeywell, ITT, Bosch, Nissan, Ford, General Electric, General Motors and Chrysler. Control Laser's marking systems can be used independently or can be utilized as part of an automated assembly line system. During the fourth quarter of 1998, the Company started delivery of its new "on the fly marking system called the Instamark Express.

     Carbon Dioxide Lasers
     .....................

     Synrad, the Company's subsidiary based in Mukilteo, Washington, manufactures a range of sealed CO2 lasers for cutting, marking, drilling or other machining applications for a variety of materials. The CO2 lasers range in power from 10W to 240W. Currently, Synrad is developing higher power sealed CO2 lasers up to 600W. Synrad sells primarily to OEMs and system integrators who incorporate the lasers with suitable motion systems and optical assemblies and then sell the complete system. Applications include desktop engraving systems found in many trophy/award shops throughout the world, large area flatbed systems for cutting dieboard or airbag material, and 3D prototyping using paper, sintered metals and other materials to create 3D models and molds directly from CAD packages. Higher power lasers also are finding uses in manufacturing plants for trimming of flashing from injection-molded parts in the automobile industry, cutting textiles and woven fabrics on continuous production lines, and slitting/sealing of plastic packaging. Synrad also manufactures a galvo marking head which when configured with a Synrad laser, provides a fast and effective method of marking parts with lot codes, serial number/date information and bar-codes. Synrad accounted for approximately 15% of the Company's total 1998 sales.

     Scanners
     ........

     Cambridge, the Company's subsidiary based in Cambridge, Massachusetts, manufactures high speed mirror positioning components and sub-systems used to direct laser energy. Cambridge accounted for approximately 16% to the Company's sales in 1998. These optical scanning products are key to a variety of applications where visible or invisible laser energy is positioned quickly and precisely. An increasingly broad base of laser system applications are served by these products including laser marking, machining, heat treating, welding and cutting, semiconductor wafer inspection and processing, laser entertainment, corporate advertising and a growing number of laser based medical applications, which include digital radiography, skin resurfacing, eye treatment and others. With patented designs, Cambridge is a technology leader in galvanometer-based optical scanning and supports research and development of new applications through a wide range of academic institutions, private firms and government agencies.

     Photomask Repair Systems
     ........................

     Quantronix, the Company's subsidiary located in East Setauket, New York, manufactures and markets Defect Repair Systems (DRS) which are laser based systems for use in semiconductor production. The DRS provides a means to repair defects on the complex photomasks used to produce integrated circuits.

     A pioneer in this field, Quantronix has provided laser mask repair systems to the industry since 1975. Currently, the DRSII Model 840e system has been the industry standard, with over 100 installed Quantronix repair systems in operation.

     In recognition of the demand for smaller, denser features on next generation integrated circuits, the Company has embarked on a development program to produce the next generation machines (DRS II Model 850 and DRSII Model 855) that will support circuit production through the 0.35 microns, 0.25 microns and 0.18 microns design generations, promoting product viability in the future.

     The initial shipment of a DRSII 850 system took place in November of 1996. The Company is currently working on a new updated machine to be called the DRS II Model 855 which is scheduled for completion in 1999.

     The DRSII 855 is being developed in close contact with leaders within the semiconductor industry. This Quantronix product line accounted for approximately 4% of the Company's total sales in 1998.

     Scientific and Industrial Solid State Lasers
     ............................................

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

     Quantronix's current scientific line includes the Titan and Odin Series Ultrafast Amplifiers and the Series 527 High Power Green lasers. Quantronix's Ultrafast Amplifiers incorporate a material called Titanium Sapphire ("Ti:Sapphire") which has created opportunities for a greater volume of research than previous materials. Ultrafast Amplifiers deliver high energy short pulses on the femtosecond or picosecond time scale. (A femtosecond is one quadrillionth of a second, a picosecond is one trillionth of a second.) These short pulses enable the investigation of a wide range of physical, chemical and biological phenomena.

     The scientific systems utilize Nd:YLF lasers to produce high energy pulses at a rate of 1kHz (1000 pulses per second). These pulses drive the Ti:Sapphire Amplifier that can then pump other optical systems (also marketed by Quantronix) which deliver tunable light from ultraviolet to infrared regions of the spectrum. The material properties to be studied vary over this range.

     Quantronix's industrial and OEM solid state lasers offer a variety of Nd:YAG, Ho:YAG and ER:YAG lasers in various configurations for material processing applications. The wavelengths of these lasers vary from 1064 nm to 263 nm.

     Quantronix's scientific, industrial and solid state laser products accounted for approximately 20% of the Company's total 1998 sales.

     Optical Products
     ................

     Optical, a subsidiary of the Company based in Oxnard, California, specializes in the manufacture of custom precision optical flats used for measurement in optical scanners, laser systems, professional motion picture cameras and other industrial and scientific applications.
Optical accounted for approximately 2% of the Company's sales in 1998.

     Light and Color Measurement
     ...........................

     Photo Research, the Company's Chatsworth, California subsidiary, is a leader in high precision, state of the art electro-optical instrumentation and systems for light and color measurement. Photo Research accounted for approximately 9% of the Company's total 1998 sales. The Spectra product line offers systems to a wide variety of industries for research, quality control and on-line testing. Video instrumentation provides high resolution CRT and flat panel inspection. The Photo Research Optical Metrology Laboratory is a supplier of and service provider to optical radiation standards, calibration and measurement for major manufacturers of instruments, displays, devices and materials.

     Spare Parts
     ...........

     Quantronix also sells spare parts and related consumable materials used primarily in its semiconductor, industrial and scientific systems. This operation is based in East Setauket, New York. Spare parts and consumables include replacement optical elements, lamps and electronic components. This Quantronix product line accounted for approximately 7% of the Company's total sales in 1998.

Marketing and Sales

     The Company's Marketing activities include the presentation of its product lines at domestic and international trade shows and advertising. The marketing and sales staff conduct professional meetings, conferences and in-person and telephone sales calls. The Company also engages independent manufacturers' representatives for the sale of its products. Foreign sales of its products are made primarily through foreign equipment distribution organizations and representatives, Quantronix GmbH, its German subsidiary, and by Excel Technology Asia Sdn. Bhd., its Malaysian subsidiary. Quantronix GmbH and Excel Technology, Asia are engaged in the business of marketing, distributing, integrating and servicing laser systems (for industrial, semiconductor, scientific and dental products) manufactured at the Company's facilities in East Setauket, New York; Orlando, Florida; and Mukilteo, Washington. The sales territory covered by Quantronix GmbH is primarily Europe and the sales territory for Excel Technology, Asia is primarily southeast Asia. The staff of 23 includes 11 engineers who install and service all products including complex semiconductor, scientific, and other industrial systems. In addition, Quantronix GmbH provides spare parts for its installed base.

     The following table represents a breakdown between the Company's domestic and foreign revenues for the years ended December 31, 1998, 1997 and 1996 (in thousands of dollars).

                       1998               1997               1996
                 ................   ................   ................
                 Dollars  Percent   Dollars  Percent   Dollars  Percent
                 .......  .......   .......  .......   .......  .......
DOMESTIC         $42,157      63%   $42,186      64%   $37,781      66%
FOREIGN           24,935      37%    23,762      36%    19,681      34%
                 .......     ....   .......     ....   .......     ....

TOTAL            $67,092     100%   $65,948     100%   $57,462     100%
                 .......     ....   .......     ....   .......     ....
                 .......     ....   .......     ....   .......     ....


Manufacturing

     The Company assembles its products at its facilities in East Setauket, New York; Orlando, Florida; Oxnard, California; Cambridge, Massachusetts; Chatsworth, California; and Mukilteo, Washington. The Company relies upon unaffiliated suppliers for the material components and parts used to assemble its products. Most parts and components purchased from suppliers are available from multiple sources. To date, the Company has not experienced any significant delays in obtaining parts and components for its products. The Company believes that it will be able to continue to obtain most required components and parts from a number of different suppliers, although there can be no assurance thereof. Lack of availability of certain components could require major redesign of the products and could result in production delays.

Warranty and Customer Services

     The Company's warranty for all of its new products varies between three months and twelve months. The Company also provides field support services on an individual call basis and through service maintenance contracts and provides customer support services by telephone to customers with operational and service problems.

Research and Development

     Due to the intense competition and rapid technological change in the laser and optical industries, the Company believes that it must continue to improve and refine its existing products and systems and develop new applications for its technology. Research and development expenses for the years ended December 31, 1998, 1997 and 1996 were $5.59 million, $4.86 million and $4.41 million, respectively.

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

     The Company's scientific and industrial solid state lasers face a number of competitors including Spectra Physics and Coherent Inc., which are two of the largest solid state laser companies.

     The Company's marking systems for material marking applications compete primarily with those manufactured by A.B. Laser, Lumonics, Electrox and Rofin-Sinar. These products have generally been subject to intense price competition in recent years.

     In the semiconductor photomask repair market, the Company primarily competes with NEC. The market for semiconductor products recently has been oversaturated and has experienced rapid advances in miniaturization of integrated circuits and computers. These factors are behind the Company's commitment to continue developing its next generation mask repair products.

     Competition for sealed carbon dioxide lasers comes from Coherent, Inc. and more recently DEOS, Inc. and Universal Laser Systems. Rofin-Sinar, a large European manufacturer of industrial lasers, also is developing competitive products.

     In light and color measurement, the major competitor to the Company's Spectra product is Minolta. Minolta has approximately a 30% to 35% worldwide market share compared with Photo Research's 20% to 25% share. In the on-line video inspection market, the Company is a technical leader with Microvision as its key competitor.

     In the laser scanner market, General Scanning, which has an estimated current market share of 45%, is a significant competitor of the Company. General Scanning also was one of the Company's largest customers for scanners in 1998 and 1997. The Company has a significant market presence worldwide with greater than 50% of the closed-loop optical scanners.

Backlog

     As of December 31, 1998, the Company had a backlog of firm orders of approximately $19 million as compared to a backlog of $14 million as of December 31, 1997. The Company believes that the current backlog will be filled during the present fiscal year. Historically, backlog is shipped within 90 days from the order date.

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

Government Regulation

     The Company is subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health of the FDA. Among other things, these regulations require a laser manufacturer to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. The Company believes that it is currently in compliance with these regulations.

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

Employees

     As of December 31, 1998, the Company had 415 full-time employees, consisting of 2 executive officers, 13 subsidiary executive officers, 116 scientists, engineering and technical personnel and 284 manufacturing, administrative and sales support personnel. The Company believes that its relations with its employees are satisfactory. None of the Company's employees is represented by a union.

Financial Information About Foreign and Domestic Operations and Export
Sales

     For the years ended December 31, 1998, 1997 and 1996, the Company had net sales to customers in foreign countries amounting to approximately $24.9 million, $23.8 million and $19.7 million, respectively (approximately 37%, 36% and 34% of total net sales and services, respectively). These sales included sales by Quantronix GmbH, the Company's German subsidiary. Quantronix GmbH buys laser systems, spare parts and related consumable materials from Quantronix and Control Laser, the Company's New York and Florida subsidiaries, for resale to European and other foreign customers, and also furnishes field repair services. See Note 13 of the "Notes to Consolidated Financial Statements."

     Foreign currency translation for Quantronix GmbH, the Company's subsidiary in Germany, is performed utilizing the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, except for property, plant and equipment which is translated at historical rates, while revenues, costs and other expenses are translated at the average exchange rate for the reporting period.
The resulting translation adjustment of $(53) thousand and $(256) thousand at December 31, 1998 and 1997, respectively, is included as a component of stockholders' equity. Currency and exchange rate fluctuations from transaction gains and losses resulted in a net gain of $55 thousand and net losses of $167 thousand and $178 thousand for the years ended December 31, 1998 , 1997 and 1996, respectively. Such amounts are based upon the accounting treatment of foreign intercompany balances and transaction gains and losses.


ITEM 2.  PROPERTIES

     Excel leases approximately 2,900 square feet in New York City from an unaffiliated landlord for its corporate offices. The lease is for a five-year period at an average annual rent of $108,000, and expires in November 2001.

     Quantronix constructed its own building during 1997 which was completed during 1998. The building is approximately 33,500 square feet located in East Setauket, New York. The building is used for its manufacturing operations and administrative offices.

     Control Laser leases a 50,000 square foot building in Orlando, Florida from an unaffiliated landlord, which it utilizes for administrative offices and laser manufacturing operations. Annual rent is approximately $240,000. The lease expires in December 2001.

     Optical leases a 14,000 square foot building in Oxnard, California from an unaffiliated landlord for manufacturing purposes, at an annual rent of approximately $90,000. The lease term expired in December 1998. Optical continues to lease the facility on a month-to-month basis while searching for another facility.

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

     Photo Research purchased its own building in July 1998. The building is approximately 22,000 square feet and is located in Chatsworth, California. The building is used for manufacturing operations and administrative offices.

     Synrad leases a 50,000 square foot building in Mukilteo, Washington from an unaffiliated landlord, which it utilizes for manufacturing, sales and administrative operations. Annual rent is approximately $728,000, which includes all utilities. The lease is for a five year period and expires in April, 2001.


ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company has disputes that arise in the ordinary course of its business, none of which the Company believes should have a material impact on its business. Currently, there are no material pending legal proceedings to which the Company or its subsidiaries is a party or to which any of their property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                 PART II
                                 .......


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Common Stock has been traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "XLTC" since May 1991, the date of the Company's initial public offering, and on the NASDAQ National Market System since October 2, 1992. The following table sets forth the high and low bid quotations reported on NASDAQ NMS for the Common Stock for the periods indicated.

     Year ended:                       High        Low
                                      ......     .......

December 31, 1998
     First Quarter                    11-1/4      9-5/8
     Second Quarter                   10-13/16    8-3/16
     Third Quarter                     9-1/4      6-3/8
     Fourth Quarter                   10-5/16     5-3/4

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

     As of March 10, 1999, there were approximately 858 holders of record of Common Stock. Since many shares are registered in street name, the number of beneficial owners is considerably higher.

     The Company has never paid cash dividends on its Common Stock. Payment of dividends to holders of the Common Stock is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. In addition, under the Company's revolving line of credit no dividends can be declared. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business.


ITEM 6.  SELECTED FINANCIAL DATA

     The following tables summarize certain consolidated financial data which should be read in conjunction with the report of the Company's independent auditor and the more detailed consolidated financial statements and notes thereto which appear elsewhere herein.

Statement of Operations Data

                                 Year Ended December 31,
              ...........................................................
                  1998        1997        1996        1995        1994
              ...........  ..........  ..........  ..........  ..........
Net sales and
  services    $67,091,933  65,947,896  57,462,263  43,914,222  33,550,842

Net earnings
  (loss)      $ 8,881,464   8,234,697   4,892,826  (1,595,835)  1,890,279

Net earnings (loss) per share
  Basic             $0.79       $0.77       $0.55      ($0.21)      $0.22
  Diluted           $0.78       $0.73       $0.50      ($0.21)      $0.22

Weighted average common and
  common equivalent shares outstanding

  Basic        11,190,197  10,686,763   8,862,217   8,281,194   7,632,230
  Diluted      11,395,186  11,327,086   9,757,411   8,281,194   8,563,600

Common stock
  cash dividends        0           0           0           0           0

Preferred stock
  cash dividends        0           0           0    $162,137    $187,981


Balance Sheet Data
                                      As of December 31,
                  .......................................................
                      1998       1997       1996       1995       1994
                  ........... .......... .......... .......... ..........
Total assets      $71,293,164 59,219,681 39,816,442 43,007,614 33,082,983
Total liabilities $14,141,209  8,316,574 10,800,102 20,948,036  9,727,602
Working capital   $25,577,458 37,166,960 17,492,287 17,609,490 20,963,663
Stockholders'
  equity          $57,151,955 50,903,107 29,016,340 22,059,578 23,355,381

Long-term
  liabilities     $ 3,500,000          0          0  7,573,320  3,348,141


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General
 .......

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto set forth elsewhere herein.


Summary
 .......

     The Company achieved revenues of approximately $67.1 million for the year ended December 31, 1998 as compared to approximately $66 million and $57.5 million for the years ended December 31, 1997 and 1996, respectively. Earnings before provision for income taxes were approximately $13.7 million, $12.6 million and $7.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The net earnings and earnings per share on a diluted basis were approximately $8.9 million and $0.78 per share in 1998. Excluding the non-recurring investment gain (after tax effect) in 1998, net earnings and earnings per share on a diluted basis were approximately $7.8 million and $0.68 per share. The net earnings and earnings per share on a diluted basis were approximately $8.2 million and $0.73 per share in 1997 and $4.9 million and $0.50 per share in 1996.

     The following table presents consolidated financial data for the years ended December 31, 1998, 1997 and 1996 (in thousands of dollars and as a percentage of total net sales and services.)

Results of Operations
 .....................

                              1998             1997             1996
                              ....             ....             ....
                        Dollars Percent  Dollars Percent  Dollars Percent
                        ....... .......  ....... .......  ....... .......
Net Sales and Services  $67,092  100.0%  $65,948  100.0%  $57,462  100.0%
Cost of Sales            34,184   51.0%   33,245   50.4%   31,004   54.0%
                        ....... .......  ....... .......  ....... .......
Gross Margin             32,908   49.0%   32,703   49.6%   26,458   46.0%

Operating Expenses:
Selling and Marketing     9,833   14.7%   10,639   16.1%    9,743   17.0%
General and
  Administrative          5,565    8.3%    4,805    7.3%    4,212    7.3%
Research and Development  5,586    8.3%    4,861    7.4%    4,406    7.7%
Amortization of Goodwill    723    1.1%      370    0.6%      508    0.9%
                        ....... .......  ....... .......  ....... .......
Earnings from Operations 11,201   16.6%   12,028   18.2%    7,589   13.1%

Non-Operating
  Expense (income)       (2,482)  (3.7%)    (615)  (1.0%)     511    0.8%
                        ....... .......  ....... .......  ....... .......
Earnings before
  provision for
  Income Taxes           13,683   20.3%   12,643   19.2%    7,078   12.3%
Provision for
  Income Taxes            4,802    7.1%    4,408    6.7%    2,185    3.8%
                        ....... .......  ....... .......  ....... .......
Net Earnings            $ 8,881   13.2%  $ 8,235   12.5%  $ 4,893    8.5%
                        ....... .......  ....... .......  ....... .......
                        ....... .......  ....... .......  ....... .......

Net Sales and Services
 ......................

     Net sales and services for the year ended December 31, 1998 increased to $67.1 million from $65.9 million in 1997 and from $57.5 million in 1996. The increase from 1997 to 1998 of $1.2 million or 1.8 percent was attributable to the acquisition of Synrad, which was partially offset by a decrease in sales for all products. The increase of $8.4 million or 14.6 percent from 1996 to 1997 was attributable to increased sales of all products with the exception of dental.


Gross Margins and Cost of Sales
 ...............................

     Gross margins as a percentage of sales were 49.0 percent compared to
49.6 percent in 1997 and 46.0 percent in 1996. Cost of sales and services increased to $34.2 million from $33.2 million in 1997 and $31.0 million in 1996. The decrease in gross margins as a percentage of sales was primarily due to the product mix sold during the year and the decrease in sales volume. The increase from 1996 to 1997 was primarily due to improved efficiencies in manufacturing and product mix.

Operating Expenses
 ..................


     Selling and Marketing

     Selling and marketing expenses were $9.8 million compared to $10.6 million in 1997 and $9.7 million in 1996. The decrease of $800 thousand or 7.5 percent was primarily attributable to lower commission expenses during the year. Selling and marketing expenses as a percentage of sales decreased to 14.7 percent in 1998 from 16.1 percent in 1997 and 17.0 percent in 1996.

     General and Administrative

     General and administrative expenses increased to $5.6 million in 1998 from $4.8 million in 1997 and $4.2 million in 1996. The increase of $760 thousand or 15.8 percent in 1998 was primarily due to the start-up of our Asian operations in Malaysia and the additional general and administrative costs of Synrad. General and administrative expenses as a percentage of sales increased to 8.3 percent as compared to 7.3 percent in 1996 and 1997.

     Research and Development

     Research and development costs for the year ended December 31, 1998 were $5.6 million as compared to $4.9 million and $4.4 million for the years ended December 31, 1997 and 1996, respectively. The increase from 1997 to 1998 was primarily attributable to increased research and development projects and the acquisition of Synrad. The increase of $500 thousand from 1996 to 1997 was attributable to increased research and development activity in all products with the exception of dental.

     Amortization of Goodwill

     The amortization of the excess of cost over fair value of the net assets of businesses acquired of $723 thousand, $370 thousand and $508 thousand for the years ended December 31, 1998, 1997 and 1996, respectively, was a result of the acquisition of Quantronix in October 1992, Cambridge in February 1995, Photo Research in October 1995, and Synrad in August 1998. The increase in 1998 was primarily due to the acquisition of Synrad. The decrease in 1997 was primarily a result of a reduction in goodwill due to the establishment of a deferred tax asset in 1996.

     Other Income/Expense

     Interest expense was $174 thousand, $160 thousand and $608 thousand for the years ended December 31, 1998, 1997 and 1996, respectively. Interest expense increased $14 thousand or 8.8 percent from 1997 to 1998 due to the borrowings associated with the acquisition of Synrad.
Interest expense decreased $448 thousand or 74 percent from 1996 to 1997 due to the Company's prepayment of all its term loans with U.S. Trust and repayment of other long-term debt and notes payable.

     The decrease in interest income of $104 thousand from $872 thousand in 1997 to $768 thousand in 1998 was due to a decrease in the average investment balances resulting from the utilization of cash and investments for the acquisition of Synrad. The increase in interest income of $578 thousand from $294 thousand in 1996 to $872 thousand in 1997 was due to increased average investments.

     Other income/expense for the year ended December 31, 1998 was $1.89 million of income compared to $97 thousand of expense in 1997. The income in 1998 was due primarily to the $1.9 million gain on sale of an investment and foreign exchange gains.

Liquidity and Capital Resources
 ...............................

     Working capital at December 31, 1998 and 1997 was $25.6 and $37.2 million, respectively. Cash, cash equivalents and investments decreased by approximately $14.7 million from December 31, 1997 to December 31, 1998. Such decrease was primarily attributable to the cash utilized in the acquisition of Synrad of $15.2 million, capital expenditures of $5.4 million, the purchase of Treasury Stock of $3.2 million and the repayment of debt associated with the acquisition of Synrad of $3 million offset by the net cash provided by operating activities of approximately $10 million and the proceeds from the gain on sale of an investment of $1.9 million. The increase in the balances of accounts receivable and inventory in 1998 was a result of the acquisition of Synrad.

     The Company had capital expenditures of approximately $5.4 million for the year ended December 31, 1998 which included the purchase of two new buildings. The Company had capital expenditures of $3.9 million in 1997. The Company anticipates spending approximately $3.5 million for capital expenditures in 1999.

     On August 14, 1998, the Company acquired substantially all of the assets and properties of Synrad, a company engaged in the business of developing, manufacturing and marketing sealed CO2 lasers and related accessories. In accordance with the Asset Purchase Agreement, Excel Purchasing Company (name changed to Synrad, Inc.) purchased substantially all of the net assets and properties of Synrad for consideration of approximately $21.7 million in cash, which includes transaction costs and the repayment of certain of Synrad's outstanding debt. In addition, the Company assumed certain liabilities, including trade payables, accrued expenses and other specified liabilities. The Company funded the acquisition of Synrad by utilizing its own cash and by borrowing $6.5 million on its credit facility with The Bank of New York.

     On July 23, 1998, the Company entered into a $15 million revolving line of credit with The Bank of New York (the "Bank") for acquisition or working capital requirements, which matures on July 22, 2003. The Company borrowed $6.5 million under the line of credit to fund the acquisition of Synrad. The Company repaid $3 million in December 1998. At December 31, 1998, the Company had approximately $11.5 million available for borrowing under the line of credit. Subsequently, on January 15, 1999 the Company repaid another $1.25 million of this debt. (See Note 8.)

     On January 23, 1998 the Board of Directors authorized the Company to repurchase up to 2,000,000 of its common shares in the open market at prevailing market prices. In 1998, the Company purchased 382,763 shares of its common shares as treasury stock as compared to 375,000 shares purchased in 1997.

     The Company estimates that its current resources and anticipated cash to be generated from operations will be sufficient to meet its cash requirements for at least the next 12 months.
Year 2000 Compliance

     In 1997, the Company commenced a Year 2000 date conversion project to address necessary changes, testing and implementation with respect to its internal computer systems. Project completion is scheduled for June 1999. To date, the cost of this project has not been material to the Company's results of operations and liquidity and the Company does not anticipate that the cost of completing the project will be material to its results of operations or liquidity in 1999. Management anticipates that the Company's Year 2000 date conversion project as it relates to the Company's internal systems will be completed on a timely basis.

     The Company's applicable products are Year 2000 compliant.

     The Company is currently seeking information regarding Year 2000 compliance from vendors, customers and manufacturers associated with the Company. Project completion for this phase is planned for the middle of 1999. However, given the reliance on third-party information as it relates to their compliance programs and the difficulty of determining potential errors on the part of the external service suppliers, no assurance can be given that the Company's information systems or operations will not be affected by mistakes, if any, of third parties or third-party failures to complete the Year 2000 project on a timely basis. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

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

     The Company does not currently have any contingency plans in place to address the failure of timely conversion of its and /or third-party systems with respect to the Year 2000 issue.

Euro Conversion

     The January 1, 1999 adoption of the Euro created a single-currency market in much of Europe. For a transition period from January 1, 1999 through January 1, 2002, the existing local currencies are anticipated to remain legal tender as denominations of the Euro. The Company does not anticipate that its operations will be materially adversely affected by the conversion to the Euro. The Company has analyzed the impact of conversion to the Euro on its existing systems and operations and implemented modifications to its systems to enable the Company to handle Euro invoicing for transactions commencing in 1999. The Company anticipates that the cost of such modifications should not have a material adverse effect on its results of operations or liquidity.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 1999. The adoption of this statement is expected to have no impact on the Company's results of operations or financial position.

Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         None.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Follow on next page.


                         EXCEL TECHNOLOGY, INC.

             Index to Consolidated Financial Statements and
           Financial Statement Schedule filed with the Annual
                   Report of the Company on Form 10-K
                  For the Year ended December 31, 1998.


                                                                    Page
                                                                    ....

Independent Auditors' Report                                          20

Consolidated Financial Statements:

  Balance Sheets as of December 31, 1998 and 1997                     21

  Statements of Earnings for each of the three years in the
    period ended December 31, 1998.                                   22

  Statements of Stockholders' Equity for each of the three years
    in the period ended December 31, 1998.                            23

  Statements of Cash Flows for each of the three years
    in the period ended December 31, 1998.                            24

  Notes to Consolidated Financial Statements.                         25

Additional Financial Information Pursuant to the Requirements of Form 10-K:

  Schedule II - Valuation and Qualifying Accounts and Reserves        40

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


<AUDIT-REPORT>

                     Independent Auditors' Report
                     ............................

Board of Directors and Stockholders
Excel Technology, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Excel Technology, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Technology, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                               KPMG LLP

Melville, New York
January 20, 1999

</AUDIT-REPORT>









                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                       December 31, 1998 and 1997

Assets                                              1998        1997
                                                    ....        ....
Current assets:
  Cash and cash equivalents                    $  5,839,339    6,331,159
  Investments                                             0   14,209,854
  Accounts receivable, less allowance
    for doubtful accounts of $426,000 in 1998
    and $254,000 in 1997                         13,383,865   11,522,041
  Inventories                                    15,672,576   12,143,140
  Deferred income taxes                             873,100      692,500
  Other current assets                              449,787      584,840
                                               ............  ...........

          Total current assets                   36,218,667   45,483,534
                                               ............  ...........
Property, plant and equipment, net               10,874,881    5,392,955
Other assets                                        497,664      545,725
Deferred income taxes                             1,371,000    1,674,600
Excess of cost over fair value of net assets
  of businesses acquired, net of accumulated
  amortization of $ 2,572,637 and $1,849,332     22,330,952    6,122,867

                                               $ 71,293,164   59,219,681
                                               ............  ...........
                                               ............  ...........

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                                $    105,304      182,888
  Accounts payable                                3,612,934    2,235,109
  Accrued expenses and other
    current liabilities                           6,922,971    5,898,577
                                               ............  ...........

          Total current liabilities              10,641,209    8,316,574
                                               ............  ...........

Long-term debt                                    3,500,000            0

Stockholders' equity:
  Preferred stock, par value $.001 per share,
    2,000,000 shares authorized, none issued              0            0
  Common stock, par value $.001 per share:
    20,000,000 shares authorized, 11,810,349
    and 11,714,471 shares issued
    in 1998 and 1997                                 11,810       11,714
  Additional paid-in capital                     49,116,700   48,726,078
  Retained earnings                              14,641,834    5,760,370
  Treasury stock, 757,763 shares in 1998 and
    375,000 shares in 1997                      (6,565,794)  (3,339,375)
  Accumulated other comprehensive income           (52,595)    (255,680)
                                               ............  ...........
                                                 57,151,955   50,903,107
                                               ............  ...........
                                               $ 71,293,164   59,219,681
                                               ............  ...........
                                               ............  ...........

See accompanying Notes to Consolidated Financial Statements.



                                      EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Earnings
                                    Years Ended December 31, 1998, 1997 and 1996

                                                                      1998
1997             1996
                                                                   ...........
 ..........      ..........
Net sales and services
$67,091,933      65,947,896      57,462,263
Cost of sales and services
34,184,072      33,245,432      31,004,440

 ...........      ..........      ..........

Gross profit
32,907,861      32,702,464      26,457,823

 ...........      ..........      ..........

Operating expenses:
  Selling and marketing
9,832,757      10,639,570       9,742,409
  General and administrative
5,565,365       4,805,284       4,212,261
  Research and development
5,586,127       4,860,903       4,406,364
  Amortization of excess cost over fair value
    of net assets of businesses acquired
723,305         369,704         508,124

 ...........      ..........      ..........


21,707,554      20,675,461      18,869,158

 ...........      ..........      ..........

Earnings from operations
11,200,307      12,027,003       7,588,665

 ...........      ..........      ..........
Non operating expenses (income):
  Interest expense
174,358         159,888         608,349
  Interest income
(767,576)       (872,481)       (294,114)
  Other (income) expense, net
(1,889,716)          96,814         196,902

Earnings before provision for income taxes
13,683,241      12,642,782       7,077,528
Provision for income taxes
4,801,777       4,408,085       2,184,702

 ...........      ..........      ..........

Net earnings
8,881,464       8,234,697       4,892,826
Preferred stock dividends
0               0          54,273

 ...........      ..........      ..........

Net earnings available to common shareholders                      $
8,881,464       8,234,697       4,838,553

 ...........      ..........      ..........

 ...........      ..........      ..........

Basic earnings per common share                                    $
0.79            0.77            0.55

 ...........      ..........      ..........

 ...........      ..........      ..........

Weighted average common shares outstanding
11,190,197      10,686,763       8,862,217

 ...........      ..........      ..........

 ...........      ..........      ..........

Diluted earnings per common share                                  $
0.78            0.73            0.50

 ...........      ..........      ..........

 ...........      ..........      ..........

Weighted average common shares and common equivalents
11,395,186      11,327,086       9,757,411

 ...........      ..........      ..........

 ...........      ..........      ..........

See accompanying Notes to Consolidated Financial Statements.




















                                          Consolidated Statements of
Stockholders' Equity
                                           Years Ended December 31, 1998,
1997 and 1996


Retained   Accumulated

Additional    Earnings   Other Com-               Compre-
                        Preferred Stock     Common Stock    Treasury
Paid-In    (Accumulated prehensive              hensive
                       Shares    Amounts  Shares   Amounts    Stock
Capital      Deficit)     Income     Total      Income
                       .......   ....... ........  .......  ..........
 ...........  ...........  ......... ............ .........


Balance at
  December 31, 1995     405,342   $ 405   8,347,453 $ 8,347           0
$29,360,278 $(7,367,153) $ 57,701  $22,059,578          0
Exercise of common
  stock options and
  warrants                    0       0     436,470     437           0
2,198,785           0         0    2,199,222          0
Conversion of
  preferred stock      (405,342)   (405)    405,342     405           0
0           0         0            0          0
Net earnings for
  the year                    0       0           0       0           0
0   4,892,826         0    4,892,826  4,892,826
Foreign currency trans-
  lation adjustment           0       0           0       0           0
0           0  (135,286)    (135,286)  (135,286)
Comprehensive income,
  net of tax                  0       0           0       0           0
0           0         0            0  4,757,540
                         .......  ...... .......... ....... ............
 ........... ............ ......... ............ .........
Balance at
  December 31, 1996           0       0   9,189,265   9,189           0
31,559,063  (2,474,327)  (77,585)  29,016,340          0
Exercise of common
  stock options and
  warrants                    0       0   2,525,206   2,525           0
17,167,015           0         0   17,169,540          0
Acquisition of
  treasury stock              0       0           0       0  (3,339,375)
0           0         0   (3,339,375)         0
Net earnings for
  the year                    0       0           0       0           0
0   8,234,697         0    8,234,697  8,234,697
Foreign currency trans-
  lation adjustment           0       0           0       0           0
0           0  (178,095)    (178,095)  (178,095)
Comprehensive income,
  net of tax                  0       0           0       0           0
0           0         0            0  8,056,602
                         .......  ...... .......... ....... ............
 ........... ............ ......... ............ .........
Balance at
  December 31, 1997           0       0  11,714,471  11,714  (3,339,375)
48,726,078   5,760,370  (255,680)  50,903,107          0
Exercise of common
  stock options and
  warrants                    0       0      95,878      96           0
390,622           0         0      390,718          0
Acquisition of
  treasury stock              0       0           0       0  (3,226,419)
0           0         0   (3,226,419)         0
Net earnings
  for the year                0       0           0       0           0
0   8,881,464         0    8,881,464  8,881,464
Foreign currency trans-
  lation adjustment           0       0           0       0           0
0           0   203,085      203,085    203,085
Comprehensive income,
  net of tax                  0       0           0       0           0
0           0         0            0  9,084,549
                         .......  ...... .......... ....... ............
 ........... ............ .......... ........... .........
Balance at
  December 31, 1998           0   $   0  11,810,349 $11,810 $(6,565,794)
$49,116,700 $14,641,834  $(52,595) $57,151,955          0
                         .......  ...... .......... ....... ............
 ........... ............ ......... ............ .........
                         .......  ...... .......... ....... ............
 ........... ............ ......... ............ .........

See accompanying Notes to Consolidated Financial Statements.




                                      EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                    Years Ended December 31, 1998, 1997 and 1996

                                                                        1998
1997             1996
                                                                   .............
 ............     ...........

Cash flows from operating activities:
  Net earnings                                                     $   8,881,464
8,234,697       4,892,826
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                    2,238,350
1,479,499       1,371,942
      Provision for bad debts                                            110,337
71,722          82,743
      Deferred income taxes                                              123,000
139,000         735,000
      Gain on sale of investment                                     (1,875,537)
0               0
      Changes in operating assets and liabilities, net of
        effects from acquisitions:
          Decrease (increase) in accounts receivable                   1,121,402
(2,448,303)     (1,874,724)
          (Increase) decrease in inventories                           (154,313)
(1,165,733)       2,313,322
          Decrease (increase) in other current assets                    226,350
(52,545)         157,486
          (Increase) decrease in other assets                           (14,927)
29,239          92,622
          Increase (decrease) in accounts payable                         21,758
73,369       (890,803)
          (Decrease) increase in accrued expenses and
             other current liabilities                                 (701,456)
471,521     (1,043,627)
                                                                   .............
 ...........     ...........
                 Net cash provided by operating activities             9,976,428
6,832,466       5,836,787
                                                                   .............
 ...........     ...........

Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired                  (15,242,943)
(723,150)     (1,331,237)
  Purchases of property, plant and equipment                         (5,379,850)
(3,902,132)     (1,561,487)
  Redemption (purchase) of investments, net                           14,209,854
(10,133,809)       1,811,648
  Proceeds from sale of investment                                     1,875,537
0         522,178
                                                                   .............
 ...........     ...........

                 Net cash used in investing activities               (4,537,402)
(14,759,091)       (558,898)
                                                                   .............
 ...........     ...........
Cash flows from financing activities:
  Proceeds from exercise of common stock options and warrants            390,718
17,169,540       2,199,222
  Purchase of treasury stock                                         (3,226,419)
(3,339,375)               0
  Payment of preferred stock dividend                                          0
0       (162,137)
  Payments of notes payable                                            (298,230)
(382,244)       (268,501)
  Payments of borrowings on long term debt
    and revolving credit line, net                                   (3,000,000)
(1,923,024)     (6,327,137)
                                                                   .............
 ...........     ...........

                 Net cash (used in) provided by
                   financing activities                              (6,133,931)
11,524,897     (4,558,553)
                                                                   .............
 ...........     ...........

Effect of exchange rate changes on cash and cash equivalents              11,605
(2,797)         (6,721)
Effect of exchange rate changes on assets and liabilities                191,480
(175,298)       (128,565)
                                                                   .............
 ...........     ...........
Net (decrease) increase in cash and cash equivalents                   (491,820)
3,420,177         584,050
Cash and cash equivalents - beginning of year                          6,331,159
2,910,982       2,326,932
                                                                   .............
 ...........     ...........
Cash and cash equivalents - end of year                            $   5,839,339
6,331,159       2,910,982
                                                                   .............
 ...........     ...........
                                                                   .............
 ...........     ...........

Supplemental disclosure of cash flow information
Cash paid for:
Interest                                                           $     166,176
159,888         606,801
                                                                   .............
 ...........     ...........
                                                                   .............
 ...........     ...........
Income taxes                                                       $   4,021,809
3,989,709       1,577,756
                                                                   .............
 ...........     ...........
                                                                   .............
 ...........     ...........


              EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                       December 31, 1998 and 1997

(1)  Summary of Significant Accounting Policies
     ..........................................

     (a)  Principles of Consolidation
          ...........................

     The consolidated financial statements include the accounts of Excel Technology, Inc. (Excel), its wholly-owned subsidiaries, Synrad, Inc. (Synrad), Photo Research, Inc. (Photo Research), Cambridge Technology, Inc. (Cambridge), Control Laser Corporation and Quantronix Corporation (Quantronix), and Quantronix's wholly-owned subsidiaries, The Optical Corp., Quantronix International Corporation (a FSC) and Quantronix GmbH (collectively referred to as the Company). All material intercompany transactions and balances have been eliminated in consolidation.

     (b)  Nature of Business
          ..................

     Excel designs, develops, manufactures and markets laser systems and electro-optical components, primarily for the electronic, semiconductor, dental, scientific and other industrial markets.

     (c)  Revenue Recognition
          ...................

     Net sales and services are recognized when the earnings process is complete, generally upon shipment of products or performance of services.

     (d)  Investments and Cash Equivalents
          ................................

     The Company records debt and equity securities that have readily determinable fair values at fair value unless they are classified as held to maturity. Investments are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, investments are classified as trading securities or securities available for sale. Unrealized gains or losses for securities available for sale are excluded from earnings and reported as a net amount as a separate component of stockholders' equity. Unrealized holding gains and losses for trading securities are included in earnings. Investments, which consist primarily of commercial paper, are recorded at fair value. The Company has classified its investments as trading securities as of December 31, 1997. The cost of the investments approximated fair value. Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. Cash and cash equivalents of $5.8 million and $6.3 million at December 31, 1998 and 1997, respectively, consist primarily of money market funds.

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

     Amortization of capitalized computer software costs is provided on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. An original estimated economic life of no more than five years is assigned to capitalized computer software development costs. Approximately $334,000 and $367,000 of software development costs, included in other long-term assets, were capitalized as of December 31, 1998 and 1997, respectively. During 1998 and 1997, approximately $33,000 and $92,000, respectively, of these costs were amortized.

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

     (i)  Foreign Currency Translation
          ............................

     Foreign currency translation for the Company's German subsidiary, Quantronix GmbH, is performed utilizing the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, except for property, plant and equipment which is translated at historical rates, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustment of $(52,595) and $(255,680) at December 31, 1998 and 1997 is included as a component of stockholders' equity. In addition, there were transaction gains and losses and intercompany balances not deemed long-term in nature at the balance sheet date that resulted in a net gain of $55,478, a net loss of $166,906, and a net loss of $177,506 for the years ended December 31, 1998, 1997 and 1996, respectively, which is reflected in other (income) expense in the consolidated statements of earnings.

     (j)  Net Earnings Per Share
          ......................

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which the Company adopted during 1997. Under SFAS 128, the Company presents two earnings per share (EPS) amounts. Basic EPS is calculated based on income available to common shareholders and the weighted average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock including stock issuable pursuant to the exercise of dilutive stock options and warrants outstanding and the effect of assuming the conversion of convertible preferred stock. Prior year earnings per share data have been restated in accordance with the provisions of SFAS 128.

     (k)  Fair Value of Financial Instruments
          ...................................

     Cash and cash equivalents, investments, accounts receivable, notes payable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short-term maturity of these financial instruments. The carrying value of the outstanding balance on the Company's revolving line of credit approximates its fair value since the interest rate fluctuates with changes in market conditions (See Note 8).

     (l)  Use of Estimates
         ................

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the discl9osure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (m)  Accounting for Stock-Based Compensation
          .......................................

     The Company records compensation expense for employee stock options and warrants only if the market price of the underlying stock exceeds the exercise price on the date of the grant. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, (SFAS 123) "Accounting for Stock-Based Compensation". The Company has elected not to implement the fair value based accounting method for employee and directors' stock options and warrants, but has elected to disclose the pro forma net earnings and pro forma earnings per share to account for employee and directors' stock option and warrant grants beginning in 1995 as if such method had been used to account for such stock-based compensation cost.

     (n)  Comprehensive Income
         ....................

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which the Company implemented during the first quarter of 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The components of comprehensive income are net earnings and foreign currency translation adjustments.

     (o)  New Accounting Standards
          ........................

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 1999. The adoption of this statement is expected to have no impact on the Company's results of operations or financial position.


(2)  Acquisitions
     ............


     On February 14, 1995, the Company acquired Cambridge Technology, Inc. which is engaged primarily in the manufacture of laser scanners, essential components to moving a laser beam with precision at a specified speed. These products have both industrial and consumer applications, such as laser marking and etching, high density laser printing and writing, digitized x-ray imaging and entertainment laser light shows and displays. The Company acquired all of the outstanding shares of capital stock of Cambridge in exchange for $4.75 million, consisting of $4.5 million in cash and $250,000 in shares of Common Stock. Pursuant to the acquisition agreement, additional payments were made due to Cambridge meeting certain performance goals during the first two fiscal years after the acquisition. In connection therewith, the Company paid $731,000 for 1995 and $323,150 for 1996. The amount owed at December 31, 1996 of $723,150 was paid in 1997. The acquisition was accounted for as a purchase and the operating results of Cambridge were included in the consolidated financial statements commencing February 1, 1995. The excess of the cost of the acquisition over the fair value of the net assets acquired, amounting to $4,830,000, is being amortized over twenty years. During 1996 goodwill was reduced by $522,000 as a result of the sale of Cambridge's medical product line. The sales price, net of expenses, approximated the net book value of the assets sold.

     On August 14, 1998, the Company acquired substantially all of the assets and properties of Synrad Inc. ("Synrad"), a company engaged in the business of developing, manufacturing and marketing sealed CO2 lasers and related accessories, for $21.7 million in cash, which includes transaction costs, and the repayment of certain of Synrad's outstanding debt. In addition, the Company assumed certain liabilities including trade payables, accrued expenses and other specified liabilities. The Company funded the acquisition of Synrad by utilizing its own cash and by borrowing $6.5 million on its credit facility of which $3 million was repaid during 1998 (see Note 8). The acquisition was accounted for as a purchase. Accordingly, results of Synrad are included in the consolidated statement of earnings from August 3, 1998 and acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The total cost of the acquisition was $21.7 million of which $4.8 million was allocated to identifiable net tangible assets. The remaining balance of $16.9 million represents the excess of the purchase price over the fair value of the net assets acquired, which is being amortized on a straight line basis over 20 years.

     Proforma results of operations, assuming the acquisition of Synrad had been made at the beginning of each period, is as follows, and include adjustments to interest expense, interest income, amortization expense and income tax expense.

                                         Year ended December 31,
                                            1998          1997
                                         .......................
     Net sales and services            $ 83,180,660   $ 93,458,696
     Net earnings                         8,399,083      8,397,243
     Basic earnings per common share          $0.75          $0.79
     Diluted earnings per common share        $0.74          $0.74

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the periods, or the results which may occur in the future.

(3)  Investments
     ...........

     The Company had an investment in the common stock of a private company which was carried at a nominal value. In the fourth quarter of 1998, this private company was acquired. As a result, the Company realized a gain of approximately $1.9 million, net of related expenses, on the sale of the common stock which is included in other income in the consolidated statement of earnings.

(4)  Inventories
     ...........

     Inventories consist of the following:
                                               December 31,
                                               ............
                                           1998           1997
                                       ...........    ............
     Raw materials                     $ 7,555,877    $ 5,792,455
     Work-in-process                     6,294,045      5,013,691
     Finished goods                      1,260,475        619,316
     Consigned inventory                   562,179        717,678
                                       ...........    ...........
                                       $15,672,576    $12,143,140
                                       ...........    ...........
                                       ...........    ...........

(5)  Property, Plant and Equipment
     .............................

     Property, plant and equipment consists of the following:

                                                   December 31,
                                                  ............
                                Useful life     1998          1997
                                ...........  ...........  ...........
     Land                                0   $   840,408  $   440,408
     Buildings                    30 years     4,989,542    1,617,940
     Leasehold improvement      Lease term       706,129      686,014
     Fixtures and computer
       equipment                 3-8 years     2,543,376    1,545,797
     Machinery and equipment     4-8 years     5,378,219    3,960,658
     Laboratory equipment        4-8 years     1,257,158      928,684
                                             ...........  ...........
                                              15,714,832    9,179,501

     Less accumulated depreciation
       and amortization                      (4,839,951)  (3,786,546)
                                             ...........  ...........
                                             $10,874,881  $ 5,392,955
                                             ...........  ...........
                                             ...........  ...........

     Quantronix acquired land and constructed a building for its manufacturing operations and administrative offices during 1997, which was completed during 1998. The building is approximately 33,500 square
feet located in East Setauket, New York.   Photo Research also acquired
land and a building for manufacturing operations and administrative offices during 1998. The building is approximately 22,000 square feet located in Chatsworth, California.

     Depreciation and amortization expense aggregated approximately $1,442,000, $985,000 and $863,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

(6)  Income Taxes
     ............

     Pre-tax income for the years ended December 31, 1998, 1997 and 1996 was comprised of domestic income of $13,660,166, $12,833,403 and $7,416,546, respectively, and foreign income (loss) of $23,075, $(190,621) and $(339,018), respectively.

The provision for income taxes consists of:

                                       Year ended December 31,
                                       .......................
                                      1998       1997       1996
                                  ...........  .........  .........
     Current:
       Federal                    $ 4,128,777  3,477,085  1,202,702
       State and local                550,000    792,000    280,000
       Foreign                              0          0   (33,000)
                                  ...........  .........  .........
                                  $ 4,678,777  4,269,085  1,449,702

     Deferred:
       Federal                    $   123,000    139,000    735,000
       State and local                      0          0          0
       Foreign                              0          0          0
                                  ...........  .........  .........
                                      123,000    139,000    735,000
                                  ...........  .........  .........
                                  $ 4,801,777  4,408,085  2,184,702
                                  ...........  .........  .........
                                  ...........  .........  .........

     The current provision for income taxes includes a tax benefit of $281,000 for 1998, 1997 and 1996 from utilizing Federal net operating loss carryforwards. The deferred tax provision for 1996 was increased by $190,000 due to allocating acquired tax benefits to goodwill.

     The effective income tax rate differed from the statutory Federal income tax rate for the following reasons:

                                       Year ended December 31,
                                       .......................
                                      1998       1997       1996
                                  ...........  .........  .........

     Taxes at statutory Federal
       income tax rate            $ 4,652,300  4,298,600  2,406,400
     Amortization of excess of
       cost over fair value of net
       assets of businesses acquired   96,400     96,400    142,800

     Foreign Sales Corporation
       (FSC) benefit                (349,000)  (343,700)  (110,500)
     Reduction of valuation
       allowance                    (142,000)  (411,100)  (360,000)
     State income taxes, net of
       Federal benefit                362,800    523,000    184,500
     Other                            180,677    244,885   (78,500)
                                  ...........  .........  .........

                                  $ 4,801,777  4,408,085  2,184,700
                                  ...........  .........  .........
                                  ...........  .........  .........

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below:
                                                        December 31
                                                   .....................
                                                      1998        1997
                                                   ..........  .........
     Deferred tax assets:
       Excess of tax over financial
         statement basis of inventory              $  448,000    411,000
       Allowance for doubtful accounts                 49,000     50,000
       Accrued warranty reserve                       118,000     98,000
       Other accrued expenses                         258,000    134,000
       Benefits of U.S. net operating loss
         carryforwards                              2,148,000  2,428,000
       Benefits of foreign net operating loss
         carryforwards                                110,000    120,000
       Capital loss carryforward                            0     43,000
       Plant and equipment depreciation                11,000     77,000
       Other                                                0      8,000
                                                   ..........  .........
         Total deferred tax assets                  3,142,000  3,369,000
       Less valuation allowance                     (734,900)  (876,900)
                                                   ..........  .........
       Net deferred tax assets                      2,407,100  2,492,100
                                                   ..........  .........

     Deferred tax liabilities:
       Capitalized software development costs       (113,000)  (125,000)
       Goodwill amortization                         (50,000)          0
                                                   ..........  .........
         Total deferred tax liabilities             (163,000)  (125,000)
                                                   ..........  .........

     Net deferred tax asset                        $2,244,100  2,367,100
                                                   ..........  .........
                                                   ..........  .........

     At December 31, 1998, Excel has available net operating loss carryforwards (NOL's), expiring in 2005 through 2007, of approximately $1.8 million for income tax purposes. The utilization of NOL's by Excel for income tax purposes is subject to annual limitations imposed by Internal Revenue Code Section 382 due to various equity transactions from 1991 to 1993 and alternative minimum tax limitations. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the following year.

     At December 31, 1998, Quantronix and its subsidiaries have available for tax purposes utilizable NOL's of approximately $4.5 million expiring in 2005 through 2007. Such NOL's can only be utilized to offset Quantronix's future taxable income and are limited, in a similar fashion to Excel's NOL's, in each year to approximately $560,000 as a result of the change in ownership from the merger with Excel. During 1996, the Company reduced goodwill by $1,923,000 for the establishment of deferred tax assets and the utilization of Quantronix's preacquisition deductible temporary differences and net operating loss carryforwards.

     While management believes that the Company's deferred tax asset will be realized based on its generation of taxable income in recent years and its future projected taxable income, the substantial restrictions on and time periods required to realize certain of the Company's NOL's makes it appropriate to record a valuation allowance against a portion of those NOL's. In addition, a valuation allowance has been provided against all of the Company's foreign net operating loss carryforwards. Accordingly, Excel has provided a total valuation allowance of $734,900, as of December 31, 1998. There can be no assurance that the Company will generate sufficient taxable earnings in future years to fully realize recorded tax benefits.

(7)  Accrued Expenses and Other Current Liabilities
     ..............................................

     Accrued expenses and other current liabilities consist of the following:

                                                        December 31
                                                   .....................
                                                      1998        1997
                                                   ..........  .........
     Salaries, wages, commissions and bonuses      $1,859,080  1,690,700
     Accrued accounts payable                          39,158    228,427
     Customer deposits                                329,157    869,490
     Accrued royalties payable                        144,745     13,037
     Warranty reserve                                 407,086    415,912
     Unearned service contract revenue                309,231    153,315
     Professional fees payable                        193,399    111,918
     Income taxes payable                           1,628,631    931,127
     Other                                          2,012,484  1,484,651
                                                   ..........  .........
                                                   $6,922,971  5,898,577
                                                   ..........  .........
                                                   ..........  .........


(8)  Long-Term Debt
     ..............

     Long-term debt consists of the following:
                                                        December 31
                                                   .....................
                                                      1998        1997
                                                   ..........  .........
     Revolving line of credit                      $3,500,000          0
     Less current installments                              0          0
                                                   ..........  .........
                                                   $3,500,000          0
                                                   ..........  .........
                                                   ..........  .........

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisition or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of either the prime rate or the Federal Funds Rate plus 0.50%. The Company has currently chosen the LIBOR rate plus the premium, as its interest rate, which was 7.0625% at December 31, 1998. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends and requires payment of interest on a quarterly basis. The terms provide for the repayment of the debt in full on its maturity date. The Company may make voluntary prepayments with a minimum of $100,000 and in $25,000 increments in excess thereof. Borrowings can be made in a minimum of $500,000 and in increased multiples of $50,000 for borrowings in excess thereof. On August 14, 1998 the Company borrowed $6.5 million for the acquisition of Synrad (See Note 2). On December 16, 1998 the Company reduced the outstanding balance by $3 million thereby leaving $3.5 million outstanding at December 31, 1998. As of December 31, 1998 , the Company had $11.5 million available on its revolving line of credit.

(9)  Stockholders' Equity
     ....................

     (a)  Preferred Stock
          ...............

     During the year ended December 31, 1996, all 405,342 shares of preferred stock then outstanding were converted to common stock. While outstanding, the Company paid a dividend of $0.40 per share for each year the preferred stock was not converted or redeemed.

     (b)  Stock Option Plan
          .................

     In 1990, Excel adopted a stock option plan (the Plan) which provides for the granting of incentive stock options and nonincentive stock options to certain key employees, including officers and directors of Excel, to purchase an aggregate of 2,000,000 shares of common stock, as amended, at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the fair market value of the stock on the date of grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the fair market value on the date of grant, and for nonincentive stock options such price may be less than 100% of the fair market value of the stock on the date of grant. Options granted under the Plan, which terminates on July 30, 2000, may be exercisable for a period of up to ten years. Through December 31, 1998, all options granted under the Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years and expire either five or ten years from date of grant.

     The Plan was amended in August 1993 to provide for the automatic grant to each member of the Board of Directors, on the date of each annual meeting of stockholders, non-incentive options to purchase 10,000 shares of common stock at the fair market value of the common stock on such date.

     In 1998, the Company adopted a stock option plan (the 1998 Plan) which provides for the granting of incentive stock options and nonincentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the fair market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, it must be at least 110% of the fair market value on the date of the grant, and for nonincentive stock options such price may be less than 100% of the fair market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through December 31, 1998, all options granted under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years and expire either five or ten years from the date of grant.

     On October 19, 1998, the Company elected to reduce the exercise price of the outstanding stock options to purchase 503,192 shares of common stock at prices ranging from $7.875 to $12.375 per share (the average price of which is $9.518 per share) to $7.00 per share, which was greater than the fair market value of the common stock on the date of the reduction.

     A summary of activity related to the Company's stock option plans is as follows:

                                                                Weighted
                                                                 average
                                                     Number     exercise
                                                    of shares    price
                                                   ..........  .........

     Outstanding at December 31, 1995               1,097,323      $5.12

         Granted                                      695,600       7.50
         Exercised                                  (218,215)       5.58
         Canceled                                   (146,881)       6.03
                                                   ..........

     Outstanding at December 31, 1996               1,427,827       6.17

         Granted                                      307,850       8.73
         Exercised                                  (643,804)       3.28
         Canceled                                    (77,115)       4.77
                                                   ..........

     Outstanding at December 31, 1997               1,014,758       7.87

         Granted                                      211,500       8.07
         Exercised                                   (66,145)       4.95
         Canceled                                    (40,593)       6.78
                                                   ..........

     Outstanding at December 31, 1998               1,119,520      $6.88
                                                   ..........
                                                   ..........


     At December 31, 1998, a total of 561,677 options were exercisable at a weighted average exercise price of $6.76, and options for the purchase of 899,381 common shares were available for future grant under the plans.

     The options outstanding as of December 31, 1998 are summarized in ranges as follows:


                             Weighted       Number of      Weighted
          Range of            average        options        average
       exercise price     exercise price   outstanding  remaining life
       ..............     ..............   ...........  ..............
        $3.26 - $6.00          $4.74           61,765     1.49 years
        $6.01 - $7.00          $7.00        1,057,755     5.53 years
                                           ...........
                                            1,119,520
                                           ...........
                                           ...........

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

     In addition, at December 31, 1998, 37,000 warrants were outstanding that expire between 1999 and 2000 with exercise prices ranging from $4.00 to $6.375. During 1998 and 1997, 11,000 and 383,100, respectively, of these warrants were exercised and during 1998 3,000 warrants were canceled.

     In 1998, the Company issued 18,733 shares of common stock in exchange for Quantronix shares that remained outstanding.

     (d)  Shares Reserved for Issuance
          ............................

     At December 31, 1998 the Company had reserved, authorized and unissued common shares for the following purposes:
Shares

            1990 Stock option plan     1,018,901
            1998 Stock option plan     1,000,000
            Stock purchase warrants       37,000
                                       .........
                                       2,055,901
                                       .........
                                       .........


     (e)  Stock-Based Compensation
          ........................

     The per share weighted-average fair value of stock options and warrants granted during 1998, 1997 and 1996 was $1.36, $2.53 and $3.76, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998- expected dividend yield of 0%, risk free interest rate of 5.0%, expected stock volatility of 20% and an expected option and warrant life of 2.5 years; 1997 - expected dividend yield of 0%, risk free interest rate of 5.5%, expected stock volatility of 31%, and an expected option and warrant life of 2.5 years; 1996 - expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 50%, and an expected option and warrant life of 5 years.

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in the consolidated financial statements for its stock options and warrants which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                       1998          1997         1996
                                    ...........   ..........   ..........
     Net earnings:
            As reported              $8,881,464   $8,234,697   $4,892,826
            Pro forma                $7,946,464   $7,423,697   $4,305,826

     Net earnings available to
       common shareholders:
            As reported              $8,881,464   $8,234,697   $4,838,553
            Pro forma                $7,946,464   $7,423,697   $4,251,553

     Basic earnings per common share:
            As reported                   $0.79        $0.77        $0.55
            Pro forma                     $0.71        $0.69        $0.48

     Diluted earnings per common share:
            As reported                   $0.78        $0.73        $0.50
            Pro forma                     $0.70        $0.66        $0.44

     Pro forma net earnings reflects only options and warrants granted commencing in 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 was not considered.

(10)  Earnings Per Share
      ..................

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                   1998
                                                   ....
                                   Earnings       Shares       Per-Share
                                 (Numerator)   (Denominator)     Amount
                                 ...........    ...........    ..........
   Basic EPS                      $8,881,464     11,190,197       $0.79

   Effect of Dilutive Securities:
   Options and Warrants                             204,989
                                                ............
   Diluted EPS                    $8,881,464     11,395,186       $0.78
                                 ...........    ...........    ..........
                                 ...........    ...........    ..........

                                                   1997
                                                   ....
                                   Earnings       Shares       Per-Share
                                 (Numerator)   (Denominator)     Amount
                                 ...........    ...........    ..........
   Basic EPS                      $8,234,697    10,686,763        $0.77

   Effect of Dilutive Securities:
   Options and Warrants                            640,323
                                                ..........

   Diluted EPS                    $8,234,697    11,327,086        $0.73
                                 ...........    ...........    ..........
                                 ...........    ...........    ..........

                                                   1996
                                                   ....
                                   Earnings       Shares       Per-Share
                                 (Numerator)   (Denominator)     Amount
                                 ...........    ...........    ..........

   Net Earnings                   $4,892,826
   Less: Preferred Stock Dividends  (54,273)
                                  ..........

   Basic EPS:
   Net earnings available to
     common shareholders          $4,838,553     8,862,217        $0.55

   Effect of Dilutive Securities:
   Options and Warrants              756,244
   Convertible Preferred Stock        54,273       138,950
                                 ...........    ..........

   Diluted EPS:
   Net Earnings available to
     common shareholders and
     assumed conversions          $4,892,826      9,757,411       $0.50
                                 ...........    ...........    ..........
                                 ...........    ...........    ..........

(11)  Treasury Stock
      ..............

     The Board of Directors of the Company authorized the purchase of up to 2,000,000 shares of common stock in the open market at prevailing market prices. As part of this program, the Company acquired 382,763 and 375,000 shares as treasury stock in 1998 and 1997 for $3,226,419 and $3,339,375, respectively.

(12)  Employee Benefit Plan
      .....................


     The Company has a voluntary contribution pension plan which complies with Section 401(k) of the Internal Revenue Code, as amended. The plan permits employees to make a voluntary contribution of pretax dollars to a pension trust, with a matching contribution by the Company equal to 50% of an employee's basic contribution to the plan up to a maximum of 3% of their salaries. Company contributions to the plan were approximately $319,000, $303,000 and $235,000 in 1998, 1997 and 1996, respectively.

(13)  Commitments and Contingencies
      .............................

     (a)  Operating Leases
          ................

     The Company and its subsidiaries lease certain buildings, vehicles and equipment under noncancellable operating leases. At December 31, 1998, the future minimum lease payments under operating leases are as follows:

                        1999         1,523,267
                        2000         1,398,320
                        2001           904,729
                        2002           275,056
                        2003           275,056
                        Thereafter     702,413
                                    ..........

                                    $5,078,841
                                    ..........
                                    ..........

  Rent expense approximated $1.63 million, $1.34 million and $1.29 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     (b)  Employment and Consulting Agreements
          ....................................

     Excel has entered into employment agreements with certain key executives that provide for severance upon termination without cause, aggregating approximately $1 million.

(14)  Foreign and Domestic Operations and Export Sales
      ................................................

     Information concerning foreign and domestic operations and export sales is as follows:


                                      As of or the year ended
                                             December 31,
                                    1998        1997       1996
     Net sales and services to
       unaffiliated customers:
         United States          $61,565,506  58,468,251  50,023,979
         Germany                  5,526,427   7,479,645   7,438,284
                                ...........  ..........  ..........
                                $67,091,933  65,947,896  57,462,263
                                ...........  ..........  ..........
                                ...........  ..........  ..........
     Operating earnings (loss):
         United States          $11,258,544  12,088,227   7,695,932
         Germany                   (58,237)    (61,224)   (107,267)
                                ...........  ..........  ..........
                                $11,200,307  12,027,003   7,588,665
                                ...........  ..........  ..........
                                ...........  ..........  ..........
     Identifiable assets:
         United States          $68,883,025  54,508,949  35,466,426
         Germany                  2,410,139   4,710,732   4,350,016
                                ...........  ..........  ..........
                                $71,293,164  59,219,681  39,816,442
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

     During the years ended December 31, 1998, 1997 and 1996, the Company had foreign and export sales of approximately $24.9 million, $23.8 million and $19.7 million, representing 37%, 36% and 34%, respectively, of total net sales and services.

     No single customer accounted for more than ten percent of the Company's net sales and services in 1998, 1997 and 1996, and no account receivable from any customer exceeded five percent of the Company's total accounts receivable at December 31, 1998 and 1997.


Schedule II
 ...........

                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
             Valuation and Qualifying Accounts and Reserves
              Years ended December 31, 1998, 1997 and 1996


      Column A       Column B       Column C        Column D    Column E
                    Balance at Additions charged   Additions   Balance at
                     beginning   to cost and     (deductions)-   end of
     Description     of period     expenses        describe      period
     ...........    .......... .................  ............ ..........
   Allowance for
  doubtful accounts:
Year ended December 31,:

     1998           $ 254,000       110,000      (128,000) (1)  426,000
                                                  190,000  (2)
     1997           $ 276,000        72,000       (94,000) (1)  254,000
     1996           $ 377,000        83,000      (184,000) (1)  276,000

(1) Uncollectible accounts written off, net of recoveries.
(2) Allowance of acquired subsidiary at date of acquisition.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                PART III
                                ........

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 with respect to the directors and executive officers of registrant is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of registrant's year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item 11 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of registrant's year ended December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item 12 is hereby incorporated by reference to registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of registrant's year ended December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Howard S. Breslow, a director of the Company, is a partner in Breslow & Walker, LLP, the Company's legal counsel. In 1998, the Company paid Breslow & Walker, LLP $324,000 for legal services.
PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
          REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

      1.  Consolidated Financial Statements (included in Part II,
          Item 8):

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 1998 and
          December 31, 1997

          Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 1998

          Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1998

          Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998

          Notes to Consolidated Financial Statements

      2.  Consolidated Financial Statement Schedule and Report of
          Independent Auditor (included in Part II Item 8)*

          Schedule
          ........

          II  Valuation and Qualifying Accounts and Reserves

 ..............................

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


                           INDEX TO EXHIBITS
                           .................


  Exhibit
   Number                              Document
 ..........                             ........

    2(a) Agreement and Plan of Merger, dated March 20, 1992, by and among the Company, Excel Merging Corporation and Quantronix Corporation, as amended July 16, 1992.(1)

     (b) Agreement and Plan of Merger, dated as of February 14, 1995, by and among, the Company, Excel Merging Corporation and Cambridge Technology, Inc. (4)

     (c) Asset Purchase Agreement, dated as of October 29, 1995 by and among Kollmorgen Instruments Corporation and Photo Research, Inc. (5)

     (d) Asset Purchase Agreement, dated as of August 14, 1998, by and among, Excel Purchasing Company, Peter Laakman, et al. (6)

    3(a) Restated Certificate of Incorporation dated November 13, 1990, as amended. (2)

     (b)      By-Laws, as amended. (1)

    4(a)      Specimen Certificate for Company's Common Stock. (2)

   10(a)      1990 Stock Option Plan, as amended. (3)

     (b) Employment Agreement, dated as of January 22, 1996, between the Company and J. Donald Hill (4), amended as of July 14, 1997.

     (c) Employment Agreement, dated as of January 22, 1996, between the Company and Antoine Dominic (4), amended as of July 14, 1997.

     (d) 1998 Stock Option Plan (filed as Exhibit A to the Company's Definitive Proxy Statement, dated April 27, 1998 for the Annual Meeting of Stockholders held on June 24, 1998).

     (e) Loan Agreement, dated August 1998, by and among the Company and The Bank of New York.

   11         Computation of Net earnings per share.

   21         List of subsidiaries

   23         Consent of KPMG LLP

   27         Financial Data Schedule
 .........................................................................

   (1) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 33-47440.

   (2) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-39375.

   (3) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-52612.

   (4) Incorporated by reference to the Company's Report on Form 8-K dated February 28, 1995

   (5) Incorporated by reference to the Company's Report on Form 8-K dated October 13, 1995.

   (6) Incorporated by reference to the Company's Report on Form 8-K dated August 27, 1998.


                               SIGNATURES
                               ..........

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

EXCEL TECHNOLOGY, INC.


By:     /s/ J. Donald Hill
        ..................

        J. Donald Hill, Chairman of the Board
        and Chief Executive Officer


By:     /s/ Antoine Dominic
        ...................
       Antoine Dominic, Chief Operating Officer
       and Principal Accounting Officer

Date:     March 10, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      Signature                Title                 Date
      .........                .....                 ....

/s/ J. Donald Hill            Director           March 10, 1999
 ..................
    J. Donald Hill



/s/ Antoine Dominic          Director            March 10, 1999
 ...................
    Antoine Dominic



/s/ Steven Georgiev          Director            March 10, 1999
 ...................
    Steven Georgiev



/s/ Howard S. Breslow        Director            March 10,1999
 .....................
    Howard S. Breslow



/s/ Jan Melles               Director            March 10,1999
 ..............
    Jan Melles


Exhibit 11

Computation of Net Earnings (Loss) per share

                                                       BASIC
DILUTED
                                                    Year Ended
Year Ended
                                                   December 31,
December 31,
                                     ....................................
 ....................................

                                        1998          1997        1996
1998         1997         1996
                                     ...........  ...........  ..........
 ...........  ...........  ..........
Net earnings                         $ 8,881,464  $ 8,234,697  $4,892,826
$ 8,881,464  $ 8,234,697  $4,892,826
Less: Preferred Stock dividend <F1>            0            0    (54,273)
0            0           0
                                     ...........  ...........  ..........
 ...........  ...........  ..........
Net earnings available to
  common shareholders                $ 8,881,464  $ 8,234,697  $4,838,553
$ 8,881,464  $ 8,234,697  $4,892,826
                                     ...........  ...........  ..........
 ...........  ...........  ..........
                                     ...........  ...........  ..........
 ...........  ...........  ..........
Weighted average common shares
  outstanding                         11,190,197   10,686,763   8,862,217
11,190,197   10,686,763   8,862,217
Weighted average common share
  equivalents:
    Options and warrants                       0            0           0
204,989      640,323     756,244
    Preferred stock                            0            0           0
0            0     138,950
                                     ...........  ...........  ..........
 ...........  ...........  ..........
Weighted average common shares
  and common share equivalents        11,190,197   10,686,763   8,862,217
11,395,186    1,327,086   9,757,411
                                     ...........  ...........  ..........
 ...........  ...........  ..........
                                     ...........  ...........  ..........
 ...........  ...........  ..........

Net earnings per share                     $0.79        $0.77       $0.55
$0.78        $0.73       $0.50
                                     ...........  ...........  ..........
 ...........  ...........  ..........
                                     ...........  ...........  ..........
 ...........  ...........  ..........

<F1>   In 1996, for basic earnings per share, the Company included preferred stock dividends in its net earnings
       available to common shareholders during the portion of the year the preferred stock was outstanding.

Exhibit 21
 ..........

                          List of Subsidiaries
                          ....................


Cambridge Technology, Inc.
109 Smith Place
Cambridge, MA 02138

Control Laser Corp
7503 Chancellor Drive
Orlando, FL 32804

Excel Technology, Asia, Sdn. Bhd.
Lot 5845 Bayan Lepas F.I.Z.
11900 Bayan Lepas, Penang
Malaysia

The Optical Corporation
1800 Lockwood Street
Oxnard, CA 93030

Photo Research, Inc.
9731 Topanga Canyon Pl.
Chatsworth, CA 91311

Quantronix Corporation
41 Research Way
E. Setauket, NY 11733

Quantronix GmbH
Roentgenstrasse, 84
D-6100 Darmstadt
Germany

Synrad, Inc.
6500 Harbour Heights Parkway
Mukilteo, WA 98275


Exhibit 23
 ..........
                      Consent of Independent Auditors
                      ...............................

The Board of Directors
Excel Technology, Inc.
   and Subsidiaries

We consent to incorporation by reference in the registration statements on Form S-8 (No. 33-71122) and Forms S-3 (No. 33-34523) of Excel Technology, Inc. and subsidiaries of our report dated January 20, 1999, relating to the consolidated balance sheets of Excel Technology, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows and related schedule for the three years ended December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of Excel Technology, Inc. and subsidiaries.


                                              KPMG LLP

Melville, New York
March 11, 1999

Exhibit 10 (e)
 ..............




                             LOAN AGREEMENT

                       Dated as of August 14, 1998

     EXCEL TECHNOLOGY, INC., a Delaware corporation, having its principal place of business at 780 Third Avenue, New York, New York 10017 (the "Borrower"), QUANTRONIX CORPORATION, a Delaware corporation, having its principal place of business at 41 Research Way, East Setauket, New York 11733, THE OPTICAL CORPORATION, a California corporation, having its principal place of business at 1800 Lockwood Street, Oxnard, California 93030, CAMBRIDGE TECHNOLOGY, INC., a Massachusetts corporation, having its principal place of business at 109 Smith Place, Cambridge, Massachusetts 02138, CONTROL LASER CORPORATION, a Florida corporation, having its principal place of business at 7503 Chancellor Drive, Orlando, Florida 32804, PHOTO RESEARCH, INC., a Delaware corporation, having its principal place of business at 9731 Topanga Canyon Place, Chatsworth, California 91311-4135, QUANTRONIX INTERNATIONAL CORP., a Barbados corporation, having its principal place of business at 41 Research Way, East Setauket, New York 11733, EXCEL PURCHASING CORPORATION, a Washington corporation, having its principal place of business at 6500 Harbour Heights Parkway, Mukilteo, Washington 98275, and THE BANK OF NEW YORK, a New York banking corporation, having an office at 530 Fifth Avenue, New York, New York, 10036("Bank") hereby agree as follows:


                                ARTICLE I

                    DEFINITIONS AND ACCOUNTING TERMS

  SECTION 1.01. Certain Defined Terms. As used in this Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

     "Acquisition" shall have the meaning ascribed thereto within the definition of Permitted Acquisition(s) set forth herein.

     "Adjusted LIBOR Rate" means, with respect to any Libor Loan for any Interest Period, an interest rate per annum (rounded, if not already a whole multiple of 1/100th of one (.01%) percent to the nearest 1/100th of one (.01%) percent) equal to the quotient of (a) the LIBOR Rate divided by (b) a percentage equal to 100% minus the Eurocurrency Reserve Requirement on the date the Adjusted LIBOR Rate is determined.

     "Affiliate" means, as to any Person (i) a Person which directly or indirectly controls, or is controlled by, or is under common control with, such Person; (ii) a Person which directly or indirectly beneficially owns or holds five (5%) percent or more of any class of voting stock of, or five (5%) percent or more of the equity interest in, such Person; or (iii) a Person five (5%) percent or more of the voting stock of which, or five (5%) percent or more of the equity interest of which, is directly or indirectly beneficially owned or held by such Person. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise.

     "Agreement" means this Loan Agreement, as amended, supplemented or modified from time to time.

     "Alternate Base Rate" means, for any day, an interest rate per annum equal to the higher of (a) the Prime Rate (computed on the basis of the actual number of days elapsed over a year of 360 days) in effect on such day or (b) the Federal Funds Effective Rate in effect on such day plus one-half of one (0.5%) percent (computed on the basis of the actual number of days elapsed over a year of 360 days). For purposes of this Agreement any change in the Alternate Base Rate due to a change in the Prime Rate or the Federal Funds Effective Rate shall be effective on the effective date of such change in the Prime Rate or the Federal Funds Effective Rate, respectively. If for any reason the Bank shall have determined (which determination shall be presumptively correct absent demonstrable error) that it is unable to ascertain the Federal Funds Effective Rate for any reason, including, without limitation, the inability or failure of the Bank to obtain sufficient bids or publications in accordance with the terms thereof, the Alternate Base Rate shall be determined without regard to clause (b) of the first sentence of this definition, as appropriate, until the circumstances giving rise to such inability no longer exist.

      "Alternate Base Rate Loan" means a Loan bearing interest at the Alternate Base Rate in accordance with the provisions of hereof.

     "Applicable Margin" shall have the meaning given such term in Section
2.04 of this Agreement.

     "Board of Governors" means the Board of Governors of the Federal Reserve System of the United States of America.

     "Business Day" means a day of the year on which banks are not required or authorized to close in New York City, provided that, if the relevant day relates to a Libor Loan, an Interest Period, or notice with respect to a Libor Loan, the term "Business Day" shall mean a day on which dealings in dollar deposits are also carried on in the London interbank market and banks are open for business in London.

     "Capital Expenditures" means, as to any Person, the aggregate amount of any expenditures (including purchase money Liens) by such Person for assets (including fixed assets acquired under Capital Leases) which it is contemplated will be used or usable in fiscal years subsequent to the year of acquisition.

     "Capital Lease" means a lease which has been or should be, in accordance with GAAP, capitalized on the books of the lessee.

     "Closing Date" shall mean the date upon which the transactions contemplated under this Agreement are consummated.

     "Collateral" means all property which is subject or is to be subject to the Lien granted by each applicable Loan Document.

     "Commitment" means the Bank's obligation to make Loans to the Borrower pursuant to the terms and subject to the conditions of this Agreement.

     "Consolidated Current Assets" means, as to the Loan Parties on a consolidated basis (but specifically excluding Quantronix GmbH), at any date, the aggregate amount of all assets which would be properly classified as current assets at such date, but excluding deferred assets, all computed and consolidated in accordance with GAAP.

     "Consolidated Current Liabilities" means, as to the Loan Parties on a consolidated basis (but specifically excluding Quantronix GmbH), at any date, the aggregate amount of all liabilities (including tax and other proper accruals) which would be properly classified as current liabilities, including the outstanding principal amount of the Note, all computed and consolidated in accordance with GAAP.

     "Consolidated Tangible Net Worth" means, as to the Loan Parties on a consolidated basis, the difference between (i) Consolidated Total Assets, less all intangible assets properly classified as such in accordance with GAAP, including, but without limitation, patents, patent rights, trademarks, trade names, franchises, copyrights, licenses, permits and goodwill, and
(ii) Consolidated Total Liabilities.

     "Consolidated Total Assets" means, as to the Loan Parties on a consolidated basis, the aggregate net book value of the consolidated assets of the Loan Parties after all appropriate adjustments in accordance with GAAP (including without limitation, reserves for doubtful receivables, obsolescence, depreciation and amortization and excluding the amount of any write-up or revaluation of any asset), computed and consolidated in accordance with GAAP.

     "Consolidated Total Liabilities" means, as to the Loan Parties on a consolidated basis, all of the consolidated liabilities of the Loan Parties, including all items which, in accordance with GAAP would be included on the liability side of the balance sheet (other than capital stock, treasury stock, capital surplus and retained earnings) computed and consolidated in accordance with GAAP.

     "Debt" means, as to any Person, (i) all indebtedness or liability of such Person for borrowed money; (ii) indebtedness of such Person for the deferred purchase price of property or services (including trade obligations); (iii) obligations of such Person as a lessee under Capital Leases; (iv) current liabilities of such Person in respect of unfunded vested benefits under any Plan; (v) obligations of such Person under letters of credit issued for the account of such Person; (vi) obligations of such Person arising under acceptance facilities; (vii) all guaranties, endorsements (other than for collection or deposit in the ordinary course of business) and other contingent obligations to purchase, to provide funds for payment, to supply funds to invest in any other Person, or otherwise to assure a creditor against loss; (viii) obligations secured by any Lien on property owned by such Person whether or not the obligations have been assumed; and (ix) all other liabilities recorded as such, or which should be recorded as such, on such Person's financial statements in accordance with GAAP.

     "Default" means any of the events specified in Section 6.01 of this Agreement, whether or not any requirement for notice or lapse of time or any other condition has been satisfied.

     "Dollars" and the sign "$" mean lawful money of the United States of America.

     "EBITDA" means, with respect to the Loan Parties on a consolidated basis, for any period, the sum of (i) net income (excluding extraordinary gains and including extraordinary losses) plus (ii) interest expense plus
(iii) the provision for taxes plus (iv) depreciation expense plus (v) amortization of intangible assets, all measured or calculated for such period.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, the regulations promulgated thereunder and the published interpretations thereof as in effect from time to time.

     "ERISA Affiliate" means any trade or business (whether or not incorporated) which together with any other Person would be treated, with such Person, as a single employer under Section 4001 of ERISA.

     "Eurocurrency Reserve Requirement" means, with respect to the Adjusted LIBOR Rate for an Interest Period, the daily average of the stated maximum rate (expressed as a decimal) at which reserves (including any marginal, supplemental or emergency reserves) are required to be maintained at the beginning of such Interest Period under any regulation (including, but without limitation, Regulation D) promulgated by the Board of Governors (or any successor thereto or other governmental authority having jurisdiction over the Bank) by the Bank against "Eurocurrency liabilities" (as such term is used in Regulation D), but without benefit or credit for proration, exemptions or offsets that might otherwise be available to the Bank from time to time under Regulation D. Without limiting the effect of the foregoing, the Eurocurrency Reserve Requirement shall reflect any other reserves required to be maintained by the Bank against (1) any category of liabilities that includes deposits by reference to which the Adjusted LIBOR Rate is to be determined; or (2) any category of extension of credit or other assets that include loans bearing an Adjusted LIBOR Rate.

     "Event of Default" means any of the events specified in Section 6.01 of this Agreement, provided that any requirement for notice or lapse of time or any other condition has been satisfied.

     "Federal Funds Effective Rate" means, for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published for such day (or, if such day is not a Business Day for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Bank from three
(3) federal funds brokers of recognized standing selected by it.

     "Fixed Charge Coverage Ratio" means, with respect to the Loan Parties on a consolidated basis, for any period, the ratio of (i) EBITDA minus Capital Expenditures during such period minus Repurchase/Redemption Costs during such period to (ii) Fixed Charges. The Fixed Charge Ratio shall be tested quarterly for the four consecutive fiscal quarters then ended.

     "Fixed Charges" means, with respect to the Loan Parties, on a consolidated basis, for any period, the sum of (i) the scheduled principal payments for all Funded Debt plus (ii) one seventh (1/7th) of the highest aggregate principal amount of Loans outstanding during the prior four (4) fiscal quarters being measured plus (iii) interest expense.

     "Funded Debt" means all Debt which is (i) indebtedness or liability for borrowed money, (ii) obligations under Capital Leases, (iii) indebtedness or liability for the deferred purchase price of property (excluding trade obligations) or (iv)obligations under deferred payment letters of credit and trade acceptances.

     "Funded Debt to EBITDA Ratio" means, with respect to the Loan Parties, on a consolidated basis, as of any date of determination, the ratio of (i) Funded Debt as of such date to (ii) EBITDA for the four consecutive fiscal quarters then ended.

     "GAAP" means Generally Accepted Accounting Principles.

     "Generally Accepted Accounting Principles" means those generally accepted accounting principles and practices which are recognized as such by the American Institute of Certified Public Accountants acting through the Financial Accounting Standards Board ("FASB") or through other appropriate boards or committees thereof and which are consistently applied for all periods so as to properly reflect the financial condition, operations and cash flows of a Person, except that any accounting principle or practice required to be changed by the FASB (or other appropriate board or committee of the FASB) in order to continue as a generally accepted accounting principle or practice may be so changed. Any dispute or disagreement between the Borrower and the Bank relating to the determination of Generally Accepted Accounting Principles shall, in the absence of manifest error, be conclusively resolved for all purposes hereof by the written opinion with respect thereto, delivered to the Bank, of the independent accountants selected by the Borrower and approved by the Bank for the purpose of auditing the periodic financial statements of the Borrower.

     "Guarantor" or Guarantors" means each of Quantronix Corporation, The Optical Corporation, Cambridge Technology, Inc., Control Laser Corporation, Photo Research, Inc., Quantronix International Corp. and Excel Purchasing Corporation together with any other Person required to guarantee the obligations of the Borrower in accordance with Section 5.01(l) of this Agreement.

     "Guaranty" or "Guaranties" means a guaranty or guaranties required to be executed and delivered by a Guarantor or Guarantors pursuant to Section 3.01
(h) and Section 5.01 (l) of this Agreement.

     "Hazardous Materials" means any flammable explosives, radioactive materials, hazardous materials, hazardous wastes, hazardous or toxic substances, or other regulated materials defined in and regulated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (42 U.S.C. Sections 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C. Section 1801 et seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. Sections 9601 et seq.), and in the regulations adopted and publications promulgated pursuant thereto, or any other federal, state or local environmental law, ordinance, rule or regulation.

     "Interest Determination Date" means the date on which an Alternate Base Rate Loan is converted to a Libor Loan and, in the case of a Libor Loan, the last day of the applicable Interest Period.

     "Interest Payment Date" means (i) as to each Libor Loan, (x) in the case of Libor Loans with Interest Periods of one or two months, the last day of such Interest Period and (y) in the case of Libor Loans with Interest Periods of three or six months, the last Business Day of each ninety day period during the applicable Interest Period and the last day of such Interest Period and (ii) as to each Alternate Base Rate Loan, the last Business Day of each month.

     "Interest Period" means as to any Libor Loan, the period commencing on the date of such Libor Loan and ending on the numerically corresponding day in the calendar month that is one, two, three or six months thereafter, as the Borrower may elect (or, if there is no numerically corresponding day, on the last Business Day of such month), provided, however, (i) no Interest Period shall end later than the Maturity Date, (ii) if any Interest Period would end on a day which shall not be a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, (iii) interest shall accrue from and including the first day of such Interest Period to but excluding the date of payment of such interest, and (iv) no Interest Period of particular duration with respect to a Libor Loan may be selected by the Borrower if the Bank determines, in its sole discretion, that Libor Loans with such maturities are not generally available.

     "Investment" means any stock, evidence of Debt or other security of any Person, any loan, advance, contribution of capital, extension of credit or commitment therefor, including without limitation the guaranty of loans made to others (except for current trade and customer accounts receivable for services rendered in the ordinary course of business and payable in accordance with customary trade terms in the ordinary course of business) and any purchase of (i) any security of another Person or (ii) any business of any Person or any commitment or option to make any such purchase, or any other investment.

     "Libor Loan" means a Loan bearing interest at a rate based on the Adjusted LIBOR Rate plus the Applicable Margin in accordance with the provisions hereof.

     "LIBOR Rate" means the rate per annum (rounded upwards, if necessary to the nearest one-tenth (1/10th) of one (1%) percent) quoted at approximately 11:00 a.m. London time by the Bank two (2) Business Days prior to the requested Interest Period, for the offering by the Bank to prime commercial banks in the London interbank market of Dollar deposits in immediately available funds for a period, and in an amount, comparable to such Interest Period and principal amount of such Libor Loan, respectively.

     "Lien" means any mortgage, deed of trust, pledge, security interest, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), or preference, priority, or other security agreement or preferential arrangement, charge, or encumbrance of any kind or nature whatsoever, including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction to evidence any of the foregoing.

     "Loan(s)" shall have the meaning assigned to such term in Section 2.01 of this Agreement.

     "Loan Documents" means this Agreement, the Notes, the Guaranties, the Security Agreements, the Pledge Agreements, the Patent and Trademark Assignments and any other document executed or delivered pursuant to this Agreement.

     Loan Party" or "Loan Parties" means one or more, as the context requires, of the Borrower and the Guarantors.

     "Loan Period" shall have the meaning assigned to such term in Section
2.01 hereof.

     "Maturity Date" shall mean the five year anniversary of the Closing
Date.

     "Material Adverse Change" means, as to any Person, (i) a material adverse change in the financial condition, business, operations, properties, prospects or results of operations of such Person or (ii) any event or occurrence which could have a material adverse effect on the ability of such Person to perform its obligations under the Loan Documents.

     "Multiemployer Plan" means a Plan described in Section 4001(a)(3) of ERISA which covers employees of the Borrower or any ERISA Affiliate.

     "Note" means a promissory note of the Borrower payable to the order of the Bank, in substantially the form of Exhibit A annexed hereto, evidencing the aggregate indebtedness of the Borrower to the Bank resulting from each Loan made by the Bank to the Borrower pursuant to this Agreement.

     "Other Acquisition(s)" shall mean any proposed Acquisition which does not meet each of the criterion within the definition of "Permitted Acquisition" set forth herein; but, which the Bank has consented to in writing prior to the consummation thereof.

     "Patent and Trademark Assignments" means the Patent and Trademark Collateral Assignment and Security Agreements to be executed and delivered by the Borrower and certain of the Guarantors pursuant to Section 3.01(i) and 5.01(l) of this Agreement.

     "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

     "Permitted Acquisition(s)" means an Acquisition by the Borrower or any Subsidiary of the Borrower by merger, consolidation or by purchase of a voting majority of the stock of another Person or by the purchase of all or substantially all of the assets of another Person, (or of a division or other operating component of another Person)(in each such case, an "Acquisition") if the applicable Acquisition meets each of the following criterion and satisfies each of the following criterion, as the case may be:

     (i) The Acquisition is identified as a "Permitted Acquisition" by the Borrower in writing to the Bank;

     (ii) The Person to be acquired is domiciled in the United States;

     (iii) The majority of such Person's revenue is derived from a similar line of business as that of the Borrower;

     (iv) The Bank shall have received a certificate signed by the President or Chief Financial Officer of the Borrower to the effect that (and including calculations indicating that) on a pro forma basis after giving effect to the proposed Acquisition: (a) all representations and warranties contained herein and in the other Loan Documents will remain true and correct, (b) the Borrower will remain in compliance with all covenants contained herein and in the other Loan Documents, and (c) no Default or Event of Default has occurred and is continuing or will occur as a result of the consummation of the proposed Acquisition; and

     (v) Terms of the documentation relating to the proposed Acquisition (including, without limitation, a sources and uses statement relating to such Acquisition) shall provide that the Borrower shall pay at least one third (1/3) of the purchase price for the proposed Acquisition without the incurrence of Debt.

     "Permitted Investments" means, (i) direct obligations of the United States of America or any governmental agency thereof, or obligations guaranteed by the United States of America, provided that such obligations mature within one year from the date of acquisition thereof; (ii) time certificates of deposit having a maturity of one year or less issued by any commercial bank organized and existing under the laws of the United States or any state thereof and having aggregate capital and surplus in excess of $1,000,000,000.00; (iii) money market mutual funds having assets in excess of $2,500,000,000; (iv) commercial paper rated not less than P-1 or A-1 or their equivalent by Moody's Investor Services, Inc. or Standard & Poor's Corporation, respectively; or (v) tax exempt securities rated Prime 2 or better by Moody's Investor Services, Inc. or A-1 or better by Standard & Poor's Corporation.

     "Person" means an individual, partnership, corporation (including a business trust), limited liability company, joint stock company, trust, unincorporated association, joint venture or other entity or a federal, state or local government, or a political subdivision thereof or any agency of such government or subdivision.

     "Plan" means any employee benefit plan (within the meaning of ERISA) established, maintained, or to which contributions have been made by the Borrower or any ERISA Affiliate.

     "Pledge Agreements" means the pledge agreements to be executed by the Borrower and Quantronix Corporation as provided in Section 3.01(i) hereof pursuant to which the Borrower and Quantronix shall pledge to the Bank its stock in each of its respective Subsidiaries (except Quantronix GmbH.)

     "Prime Rate" means the prime commercial lending rate of the Bank as publicly announced to be in effect from time to time, each change in the Prime Rate to be effective on the date such change is announced to become effective.

     "Prohibited Transaction" means any transaction prohibited under Section 406 of ERISA or Section 4975 of the Internal Revenue Code of 1986, as amended from time to time.

     "Regulation D" means Regulation D of the Board of Governors, as the same may be amended and in effect from time to time.

     "Regulation G" means Regulation G of the Board of Governors, as the same may be amended and in effect from time to time.

     "Regulation T" means Regulation T of the Board of Governors, as the same may be amended and in effect from time to time.

     "Regulation U" means Regulation U of the Board of Governors, as the same may be amended and in effect from time to time.

     "Regulation X" means Regulation X of the Board of Governors, as the same may be amended and in effect from time to time.

     "Reportable Event" means any of the events set forth in Section 4043 of ERISA, for which notice to the PBGC has not been waived.

     "Repurchase/Redemption Costs" means, with respect to the Loan Parties on a consolidated basis, for any period, the aggregate amount expended in order to repurchase and/or redeem stock.

     "Security Agreement" or "Security Agreements" means one or more of the security agreements to be executed and delivered by the Borrower and each of the Guarantors pursuant to Section 3.01(i) and Section 5.01 (l) of this Agreement.

     "Subsidiary" means, as to any Person, any corporation, partnership, limited liability company or joint venture whether now existing or hereafter organized or acquired (i) in the case of a corporation, of which a majority of the securities having ordinary voting power for the election of directors (other than securities having such power only by reason of the happening of a contingency) are at the time owned by such Person and/or one or more Subsidiaries of such Person or (ii) in the case of a partnership, limited liability company or joint venture, of which a majority of the partnership, membership or other ownership interests are at the time owned by such Person and/or one or more Subsidiaries of such Person.

     "Total Commitment" means $15,000,000.00

     "Trailing Period" shall mean, as at any date of determination, the then most recently ended four quarterly fiscal periods of the Borrower, on a consolidated basis.

     "Unfunded Capital Expenditures" means as to the Loan Parties on a consolidated basis, Capital Expenditures made without the incurrence of Debt.

     "Utilization Amount" means, after giving effect to the making of a Loan, the amount by which the total aggregate amount of the Total Commitment utilized by the Borrower exceeds the highest aggregate amount of the Total Commitment then previously utilized by the Borrower; provided, however, for purposes of the fee to be paid pursuant to Section 2.01(e) hereof, the Utilization Amount shall not consist of amounts repaid. For purposes of clarification, an initial borrowing of $5,000,000.00 would result in a Utilization Amount of $5,000,000.00. A subsequent repayment of $1,000,000.00 and a subsequent borrowing of $2,000,000.00 would result in a Utilization Amount of $1,000,000.00 (i.e., the amount ($1,000,000.00) by which the Total Commitment utilized ($6,000,000.00) exceeds the then preceding highest aggregate amount utilized ($5,000,000.00).

     "Year 2000 Issue" shall mean the failure of computer software, hardware and firmware systems and equipment containing embedded computer chips to properly receive, transmit, process, manipulate, store, retrieve, re-transmit or in any other way utilize data and information due to the occurrence of the year 2000 or the inclusion of dates on or after January 1, 2000.

  SECTION 1.02. Computation of Time Periods. In this Agreement in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each means "to and including".

  SECTION 1.03. Accounting Terms. Except as otherwise herein specifically provided, each accounting term used herein shall have the meaning given to it under GAAP.
                               ARTICLE II

                      AMOUNT AND TERMS OF THE LOANS


  SECTION 2.01.  Making and Repayment of Loans; Pricing Options;
                    Loan Fee.

     (a) The Bank agrees, during the period commencing the Closing Date through the Maturity Date (the "Loan Period"), on the terms and conditions and in reliance upon the representations and warranties hereinafter set forth in this Agreement, to lend to the Borrower the maximum aggregate amount of Fifteen Million ($15,000,000.00) Dollars in one or more Loans (each individually, a "Loan" and collectively, the "Loans").

     (b) Loans may be borrowed, repaid and re-borrowed during the Loan Period. No principal amount of the Loans shall be required to be repaid during the period commencing the date hereof through the date immediately preceding the Maturity Date.

     (c) The Borrower shall be obligated to pay to the Bank on the Maturity Date the then outstanding aggregate principal amount of the Loans and all accrued but unpaid interest thereon.

     (d) Subject to the terms and condition hereof, the Loans shall be comprised of one or more Alternate Base Rate Loans, Libor Loans, or any combination thereof.

     (e) The Borrower shall pay the Bank a fee in the amount of five eighths of one (.625%) percent of the principal amount of each Utilization Amount, upon the giving by the Borrower of the notice of an applicable Loan pursuant to Section 2.03 hereof.

  SECTION 2.02.  The Note.

     (a) Each Loan shall be evidenced by the Note of the Borrower. The Note shall be dated the Closing Date and be in the principal amount of Fifteen Million ($15,000,000.00) Dollars, and shall mature on the Maturity Date, at which time the entire outstanding principal balance and all interest thereon shall be due and payable. The Note shall be entitled to the benefits and subject to the provisions of this Agreement.

     (b) Each Loan shall be (i) in the case of each Alternate Base Rate Loan in the minimum principal amount of $250,000.00, and in increased integral multiples of $50,000.00 and (ii) in the case of each Libor Loan in the minimum principal amount of $500,000.00 and in increased integral multiples of $50,000.00 (except that, if any such Alternate Base Rate Loan so requested shall exhaust the remaining available Commitment, such Alternate Base Rate Loan may be in an amount equal to the amount of such remaining available Commitment).

     (c) At the time of the making of each Loan and at the time of each payment of principal thereon, the holder of the Note is hereby authorized by the Borrower to make a notation on the schedule annexed there to of the date and amount, and the type and Interest Period of the applicable Loan or payment, as the case may be. Failure to make a notation with respect to any such Loan shall not limit or otherwise affect the obligation of the Borrower hereunder or under the Note with respect to such applicable Loan, and any payment of principal on the applicable Note by the Borrower shall not be affected by the failure to make a notation thereof on said schedule.


  SECTION 2.03.  Payment of Interest; Notice of Loans; Designations,
                    Conversions and Continuations of Loans.

     (a) In the case of an Alternate Base Rate Loan, interest shall be payable, in arrears, at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal at all times to the Alternate Base Rate. Such interest shall be payable on each Interest Payment Date, commencing with the first Interest Payment Date after the date such Alternate Base Rate Loan is made, on each Interest Determination Date and on the Maturity Date. Any change in the rate of interest on an Alternate Base Rate Loan due to a change in the Alternate Base Rate shall take effect as of the date of such change in the Alternate Base Rate.

     (b) In the case of a Libor Loan, interest shall be payable, in arrears, at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the Adjusted Libor Rate plus the Applicable Margin. Such interest shall be payable on each Interest Payment Date, commencing with the first Interest Payment Date after the date such Libor Loan is made on each Interest Determination Date and on the Maturity Date. In the event Libor Loans are available, the Bank shall determine the rate of interest applicable to each requested Libor Loan for each Interest Period at 11:00 a.m., New York City time, or as soon as practicable thereafter, two (2) Business Days prior to the commencement of such Interest Period and shall notify the Borrower of the rate of interest so determined. Such determination shall be presumptively correct absent demonstrable error.

     (c) Subject to the terms and conditions hereof, the Borrower shall have the right to select different pricing options (based upon the Alternate Base Rate or the Adjusted Libor Rate plus the Applicable Margin) in respect of the Loans. The Borrower shall give the Bank irrevocable written, telephonic (immediately confirmed in writing) or facsimile notice (i) at least three (3) Business Days prior to each Loan intended by the Borrower to be comprised in whole or in part of one or more Libor Loans (subject to availability) and
(ii) prior to 11:00 a.m. on the day of each Loan intended to be comprised solely of an Alternate Base Rate Loan. In the case of notices relating to Libor Loans, notices received after 11:00 a.m. on any Business Day shall be deemed to have been given and received on the next Business Day. Such notices shall specify the date of such Loan, the amount thereof and whether such Loan is to be (or what portion or portions thereof are to be) an Alternate Base Rate Loan or a Libor Loan and, if such Loan or any portion thereof is to consist of one or more Libor Loans, the principal amounts thereof and Interest Period or Interest Periods with respect thereto. If no election as to a type of Loan is specified in such notice, such Loan (or portion thereof as to which no election is specified) shall be an Alternate Base Rate Loan. If no election as to the Interest Period is specified in such notice with respect to any Libor Loan, the Borrower shall be deemed to have selected an Interest Period of one month's duration and if a Libor Loan is requested when such Loans are not available, the Borrower shall be deemed to have requested an Alternate Base Rate Loan. In the event a Default or Event of Default shall have occurred and be continuing, Libor Loans shall not be available and all Loans shall bear interest at a rate equal to the greater of (i) the Alternate Base Rate plus two (2%) percent; or (ii) the interest rate otherwise in effect plus two (2%) percent.

     (d) The Borrower shall have the right, on such notice to the Bank as is required pursuant to (c) above, (i) to continue any Libor Loan or a portion thereof into a subsequent Interest Period (subject to availability) and (ii) to convert an Alternate Base Rate Loan into a Libor Loan (subject to availability) subject to the following:

          (1) if a Default or an Event of Default shall have occurred and be continuing at the time of any proposed conversion or continuation only Alternate Base Rate Loans shall be available;

          (2) in the case of the pricing designation regarding the initial Loan, or in the case of a continuation or conversion of less than the full amount of the applicable Loan, the aggregate principal amount of each Libor Loan continued or into which a Loan is converted shall be in the minimum principal amount of $500,000.00 and in increased integral multiples of $50,000.00;

          (3) each continuation or conversion shall be effected by the Bank applying the proceeds of the new Loan to the Loan (or portion thereof) being continued or converted;

          (4) if the new Loan made as a result of a continuation or conversion shall be a Libor Loan, the first Interest Period with respect thereto shall commence on the date of continuation or conversion;

          (5) each request for a Libor Loan which shall fail to state an applicable Interest Period shall be deemed to be a request for an Interest Period of one month and each request for a Libor Loan made when such Loans are not available shall be deemed to be a request for an Alternate Base Rate Loan; and

          (6) in the event that the Borrower shall not give notice to continue a Libor Loan as provided above, such Loan shall automatically be converted into an Alternate Base Rate Loan at the expiration of the then current Interest Period.

  SECTION 2.04. Applicable Margin. The Applicable Margin shall be determined on the basis of the Funded Debt to EBITDA Ratio, as calculated based on the Borrower's consolidated financial statements for its most recent Trailing Period. The Applicable Margin shall be determined as follows:

          Beginning with delivery of the Borrower's consolidated financial statements and related certificates for the fiscal quarter ending June 30, 1998, and for each fiscal quarter thereafter:

          (i) If the Funded Debt to EBITDA Ratio as of the end of the applicable Trailing Period is less than 1.00 to 1.00, the Applicable Margin shall be 150 basis points.

          (ii) If the Funded Debt to EBITDA Ratio as of the end of the applicable Trailing Period is equal to or greater than 1.00 to 1.00 but less than 1.50 to 1.00, the Applicable Margin shall be 175 basis points.

          (iii) If the Funded Debt to EBITDA Ratio as of the end of the applicable Trailing Period is equal to or greater than 1.50 to 1.00 but less than 2.00 to 1.00, the Applicable Margin shall be 200 basis points.

          (iv) If the Funded Debt to EBITDA Ratio as of the end of the applicable Trailing Period is equal to or greater than 2.00 to 1.00, the Applicable Margin shall be 225 basis points.

     Changes in the Applicable Margin shall become effective on the first day of the fiscal quarter next following receipt by the Bank of the financial statements delivered pursuant to Sections 5.01(b)(i) and (ii), as applicable, and shall relate to existing Libor Loans and to newly made Libor Loans from and after such effective date.

     In the event that the Borrower fails to deliver any financial statements and the related certificates within five (5) days of the due date therefor set forth in Section 5.01(b)(i) or (ii) hereof, unless an Event of Default is declared as a result of such failure, the Applicable Margin shall be as set forth in clause (iv) above until the Borrower delivers all required financial statements and certificates at which time the Applicable Margin shall be redetermined as provided for in this Section 2.04.

     Upon the occurrence and during the continuance of a Default or an Event of Default, the Applicable Margin may, as a result of changes in the Funded Debt to EBITDA Ratio, increase but will not decrease.

  SECTION 2.05. Use of Proceeds. The proceeds of the Loans shall be used by the Borrower to fund a portion of the purchase prices for Permitted Acquisitions and Other Acquisitions and for working capital and other general corporate purposes. No part of the proceeds of any Loan may be used for any purpose that directly or indirectly violates or is inconsistent with, the provisions of Regulations G, T, U or X.

  SECTION 2.06. Reduction of Commitments. Upon at least three (3) Business Days' written notice to the Bank, the Borrower may irrevocably elect to have the unused Commitment terminated in whole or reduced in part provided, however, that any such partial reduction shall be in a minimum amount of $250,000.00 or whole multiples thereof. The Commitment, once terminated or reduced, shall not be reinstated without the express written approval of the Bank. Loans outstanding in excess of the Commitment, after giving effect to the termination or reduction thereof, shall be repaid in full to the Bank on the effective date of such termination or reduction, as the case may be, together with accrued and unpaid interest thereon.

  SECTION 2.07.  Prepayment.

     (a) The Borrower shall have the right at any time and from time to time to prepay any Alternate Base Rate Loan, in whole or in part, without premium or penalty on one Business Day prior irrevocable written notice to the Bank of such prepayment provided, however, that each such prepayment shall be on a Business Day and shall be a minimum principal amount of $50,000.00 and in increased integral multiples of $25,000.00.

     (b) The Borrower shall have the right at any time and from time to time, subject to the provisions of this Agreement, including, without limitation, Section 2.08 hereof, to prepay any Libor Loan, in whole or in part, on three (3) Business Days' prior irrevocable written notice to the Bank, provided however, that each such prepayment shall be in the minimum principal amount of $100,000.00 and in increased integral multiples of $25,000.00.

     (c) Any notice of prepayment shall set forth the prepayment date and the principal amount of the Loan being prepaid and shall be irrevocable and shall commit the Borrower to prepay such Loan by the amount and on the date stated therein. All prepayments shall be accompanied by accrued interest on the principal amount being prepaid to the date of prepayment. Each prepayment shall be applied first towards unpaid interest on the amount being prepaid and then towards the principal in whole or partial prepayment of Loans by the Borrower. In the absence of such specification, amounts being prepaid shall be applied first to any Alternate Base Rate Loan then outstanding and then to Libor Loans in the order of the expiration of their respective Interest Periods.

  SECTION 2.08. Reimbursement by Borrower. The Borrower shall reimburse the Bank upon the Bank's demand for any loss, cost or expense incurred or to be incurred by it (in the Bank's reasonable determination) as a result of any prepayment or conversion (whether voluntarily or by acceleration) of any Libor Loan other than on the last day of the Interest Period for such Loan, or if the Borrower fails to borrow the Libor Loan (or is not able to borrow because of an Event of Default or for any other reason hereunder) after having given the irrevocable notice required by this Agreement. Such reimbursement shall include, but not be limited to, any loss, cost or expense incurred by the Bank in obtaining, liquidating or redeploying any funds used or to be used in making or maintaining the Libor Loan.

  SECTION 2.09. Increased Costs. If, after the date of this Agreement, the adoption of, or any change in, any applicable law, regulation, rule or directive, or any interpretation thereof by any authority charged with the administration or interpretation thereof:

          (i) subjects the Bank to any tax with respect to the Commitment, the Loans, the Note or on any amount paid or to be paid under or pursuant to this Agreement, the Loans or the Note (other than any tax measured by or based upon the overall net income of the Bank);

          (ii) changes the basis of taxation of payments to the Bank of any amounts payable hereunder (other than any tax measured by or based upon the overall net income of the Bank);

          (iii) imposes, modifies or deems applicable any reserve, capital adequacy or deposit requirements against any assets held by, deposits with or for the account of, or loans made by, the Bank; or

          (iv) imposes on the Bank any other condition affecting its Commitment, the Loans, the Note or this Agreement; and the result of any of the foregoing is to increase the cost to the Bank of maintaining this Agreement or the Commitment or making the Loans, or to reduce the amount of any payment (whether of principal, interest or otherwise) receivable by the Bank or to require the Bank to make any payment on or calculated by reference to the gross amount of any sum received by it, in each case by an amount which the Bank in its sole judgment deems material, then and in any such case:

               (a) the Bank shall promptly advise the Borrower of such event, together with the date thereof, the amount of such increased cost or reduction or payment and the way in which such amount has been calculated; and

               (b) the Borrower shall pay to the Bank, within ten (10) days after the advice referred to in subsection (a) hereinabove, such an amount or amounts as will compensate the Bank for such additional cost, reduction or payment for so long as the same shall remain in effect.

     The determination of the Bank as to additional amounts payable pursuant to this Agreement shall be presumptively correct absent demonstrable error.

  SECTION 2.10. Capital Adequacy. If the Bank shall have determined that the adoption after the date hereof of any law, rule, regulation or guideline regarding capital adequacy, or any change in any law, rule, regulation or guideline (whether now existing or hereafter adopted) or in the interpretation or administration of any of the foregoing by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Bank (or any lending office of the Bank) or the Bank's holding company with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on the Bank's capital or on the capital of the Bank's holding company, if any, as a consequence of its obligations hereunder to a level below that which the Bank or the Bank's holding company could have achieved but for such adoption, change or compliance (taking into consideration the Bank's policies and the policies of the Bank's holding company with respect to capital adequacy) by an amount deemed by the Bank to be material, then from time to time the Borrower shall pay to the Bank such additional amount or amounts as will compensate the Bank or the Bank's holding company for any such reduction suffered.

  SECTION 2.11. Change in Legality. (a) Notwithstanding anything to the contrary contained elsewhere in this Agreement, if any change after the date hereof in law, rule, regulation, guideline or order, or in the interpretation thereof by any governmental authority charged with the administration thereof, shall make it unlawful for the Bank to make or maintain any Libor Loan or to give effect to its obligations as contemplated hereby with respect to a Libor Loan, then, by written notice to the Borrower, the Bank may:

          (i) declare that Libor Loans will not thereafter be made hereunder, whereupon the Borrower shall be prohibited from requesting such Libor Loans hereunder unless such declaration is subsequently withdrawn; and

          (ii) require that, subject to the provisions of this Agreement, all outstanding Libor Loans made by it be converted to an Alternate Base Rate Loan, whereupon all of such Libor Loans shall be automatically converted to an Alternate Base Rate Loan as of the effective date of such notice as provided in paragraph (b) below.

               (b) For purposes of this Agreement, a notice to the Borrower by the Bank pursuant to paragraph (a) above shall be effective, for the purposes of paragraph (a) above, if lawful, and if any Libor Loans shall then be outstanding, on the last day of the then current Interest Period; otherwise, such notice shall be effective on the date of receipt by the Borrower.

  SECTION 2.12. Indemnity. The Borrower will indemnify the Bank against any loss or expense which the Bank may sustain or incur as a consequence of any default in payment or prepayment of the principal amount of any Libor Loan or any part thereof or interest accrued thereon, as and when due and payable (at the due date thereof, by notice of prepayment or otherwise), or the occurrence of any Event of Default, including but not limited to any loss or expense sustained or incurred in liquidating or employing deposits from third parties acquired to affect or maintain such Libor Loan or any part thereof. When claiming rights to indemnification under the terms of this Agreement, the Bank shall provide to the Borrower a statement, signed by an officer of the Bank, explaining the amount of any such loss or expense (including the calculation of such amount), which statement shall, in the absence of demonstrable error, be presumptively correct with respect to the parties hereto.

  SECTION 2.13. Change in LIBOR; Availability of Rates. In the event, and on each occasion, that, on the day the interest rate for any Libor Loan is to be determined, the Bank shall have determined (which determination, absent demonstrable error, shall be presumptively correct and binding upon the Borrower) that dollar deposits in the amount of the principal amount of the requested Libor Loan are not generally available in the London interbank market, or that the rate at which such dollar deposits are being offered will not adequately and fairly reflect the cost to the Bank of making or maintaining the principal amount of such Libor Loan during such Interest Period, such Libor Loan shall be unavailable. The Bank shall, as soon as practicable thereafter, given written, telex or telephonic notice of such determination of unavailability to the Borrower. Any request by the Borrower for an unavailable Libor Loan shall be deemed to have been a request for an Alternate Base Rate Loan. After such notice shall have been given and until the Bank shall have notified the Borrower that the circumstances giving rise to such notice no longer exist, each subsequent request for an unavailable Libor Loan shall be deemed to be a request for an Alternate Base Rate Loan.

  SECTION 2.14. Authorization to Debit Borrower's Account. The Bank is hereby authorized to debit the Borrower's account maintained with the Bank for (i) all scheduled payments of principal and/or interest under the Note, and (ii) the fee described in Section 2.01(e) hereof and all other amounts due hereunder; all such debits to be made on the days such payments are due in accordance with the terms hereof.

  SECTION 2.15. Late Charges, Default Interest. (a) If the Borrower shall default in the payment of any principal installment of or interest on any Loan or any other amount becoming due hereunder, the Borrower shall pay interest, to the extent permitted by law, on such defaulted amount up to the date of actual payment (after as well as before judgment) at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to two (2%) percent in excess of the higher of (i) the Alternate Base Rate or (ii) the interest rate otherwise in effect.

     (b) Upon the occurrence and during the continuation of an Event of Default, the Borrower shall pay interest on all amounts owing under the Note and this Agreement (after as well as before judgment) at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to two (2%) percent in excess of the interest rate otherwise in effect hereunder.

  SECTION 2.16. Payments. All payments by the Borrower hereunder or under the Note shall be made in Dollars in immediately available funds at the office of the Bank by 12:00 noon, New York City time on the date on which such payment shall be due. Interest on the Note shall accrue from and including the date of each Loan to but excluding the date on which such Loan is paid in full or refinanced with a Loan of a different type.

  SECTION 2.17. Interest Adjustments. If the provisions of this Agreement or the Note would at any time otherwise require payment by the Borrower to the Bank of any amount of interest in excess of the maximum amount then permitted by applicable law the interest payments shall be reduced to the extent necessary so that the Bank shall not receive interest in excess of such maximum amount. To the extent that, pursuant to the foregoing sentence, the Bank shall receive interest payments hereunder or under the Notes in an amount less than the amount otherwise provided, such deficit (hereinafter called the "Interest Deficit") will cumulate and will be carried forward (without interest) until the termination of this Agreement. Interest otherwise payable to the Bank hereunder and under the Note for any subsequent period shall be increased by such maximum amount of the Interest Deficit that may be so added without causing the Bank to receive interest in excess of the maximum amount then permitted by applicable law. The amount of the Interest Deficit shall be canceled upon the full repayment of the Loans and all interest accrued thereon on the Maturity Date.

  SECTION 2.18. Participations, Etc. The Bank shall have the right at any time, with or without notice to the Borrower, to sell, assign, transfer or negotiate all or any part of the Note or the Commitment or grant participations therein to one or more banks (foreign or domestic, including an affiliate of the Bank), insurance companies or other financial institutions, pension funds or mutual funds. The Borrower and the Guarantors agree and consent to the Bank providing financial and other information regarding their business and operations to prospective purchasers or participants. To the extent that the Bank should sell, assign, transfer or negotiate all or any part of the Note or the Commitment, the Bank shall be forever released and discharged from its obligations under the Note, the Commitment and this Agreement to the extent same is sold, assigned, transferred or negotiated. Nothing herein shall be read or construed as prohibiting or otherwise limiting the ability or right of the Bank to pledge the Note to a Federal Reserve Bank.

                               ARTICLE III

                          CONDITIONS OF LENDING

  SECTION 3.01. Conditions Precedent to the Making of the Initial Loan(s). The obligation of the Bank to make the initial Loan contemplated by this Agreement is subject to the condition precedent that the Bank shall have received from the Borrower and the Guarantors the following, each in form and substance satisfactory to the Bank and its counsel:

     (a) The Note, duly executed by the Borrower and payable to the order of the Bank.

     (b) Certified (as of the date of this Agreement) copies of the resolutions of the board of directors of the Borrower authorizing the Loans and authorizing and approving this Agreement and the other Loan Documents and the execution, delivery and performance thereof and certified copies of all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Agreement and the other Loan Documents.

     (c) Certified (as of the date of this Agreement) copies of the resolutions of the Boards of Directors and the shareholders of each of the Guarantors, authorizing and approving this Agreement, their Guaranties and any other Loan Document applicable to the Guarantors, and the execution, delivery and performance thereof and certified copies of all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Agreement, their Guaranties and the other Loan Documents.

     (d) A certificate of the Secretary or an Assistant Secretary of the Borrower certifying: (i) the names and true signatures of the officer or officers of the Borrower authorized to sign this Agreement, the Note and the other Loan Documents to be delivered hereunder on behalf of the Borrower; and
(ii) a copy of the Borrower's by-laws as complete and correct on the date of this Agreement.

     (e) A Certificate of the Secretary or an Assistant Secretary of each of the Guarantors certifying (i) the names and true signatures of the officer or officers of the Guarantors authorized to sign this Agreement, their Guaranties and any other Loan Documents to be delivered hereunder on behalf of the Guarantors; (ii) a copy of each of the Guarantors' by-laws as complete and correct on the date of this Agreement; and (iii) the stock ownership of each Guarantor.

     (f) Copies of the certificates of incorporation and all amendments thereto of the Borrower and each of the Guarantors, certified in each case by the Secretary of State (or equivalent officer) of the state of incorporation of the Borrower and each Guarantor and a certificate of existence and good standing with respect to the Borrower and each Guarantor from the Secretary of State (or equivalent officer) of the state of incorporation of the Borrower and each Guarantor and from the Secretary of State (or equivalent officer) of any state in which the Borrower and each Guarantor is authorized to do business.

     (g) An opinion of Breslow & Walker, LLP, counsel for the Borrower and the Guarantors as to certain matters referred to in Article IV hereof and as to such other matters as the Bank or its counsel may reasonably request.

     (h) From each of the Guarantors, an executed Guaranty.

     (i) From (A) the Borrower and each Guarantor possessing patents or trademarks, a Patent and Trademark Assignment; (B) the Borrower and Quantronix Corporation, a Pledge Agreement together with the certificates evidencing the capital stock in each of its respective Subsidiaries (except Quantronix GmbH) as pledged pursuant thereto accompanied by irrevocable proxies and stock powers endorsed in blank; and (C) the Borrower and each Guarantor, an executed Security Agreement giving to the Bank a first priority security interest in all assets of the Borrower and each Guarantor including, but not limited to, all personal property, equipment, fixtures, inventory, accounts, chattel paper and general intangibles all whether now owned or hereafter acquired (and together with such pledged stock, collectively, the "Collateral").

     (j) From the Borrower and each Guarantor (A) UCC-1 filings perfecting the Bank's security interests in the Collateral; and (B) lien searches conducted against the Borrower and each Guarantor (and to the extent applicable, the seller of stock or assets under an Acquisition(s) which is the subject of an initial Loan), demonstrating, in each case, no outstanding prior Liens, except those disclosed herein and those with respect to which the Borrower has arranged for satisfaction and termination not later than the Closing Date.

     (k) From the Borrower and each Guarantor, a property damage insurance policy for the Collateral in the amount of the greater of (1) the replacement value of the Collateral or (2) the principal amount outstanding under the Loans, naming the Bank as loss payee with an insurance company acceptable to the Bank. The policy shall provide for thirty (30) days notice to the Bank of cancellation or change.

     (l) From the Borrower, a demonstration of its best efforts to obtain from each landlord of premises leased by the Borrower or any Guarantor and in which premises Collateral is located (with the exception of the landlord of The Optical Corporation), a landlord's lien waiver.

     (m) From the Borrower, evidence satisfactory to the Bank that Quantronix International Corporation has an insubstantial amount of assets on its books and records.

     (n) The following statements shall be true and the Bank shall have received a certificate signed by the President or Chief Financial Officer of the Borrower dated the date hereof, stating that:

          (i) The representations and warranties contained in Article IV of this Agreement and in the Loan Documents are true and correct on and as of such date;

          (ii) No Default or Event of Default has occurred and is continuing, or would result from the making of the initial Loan; and

     (o) All schedules, documents, certificates and other information provided to the Bank pursuant to or in connection with this Agreement shall be satisfactory to the Bank and its counsel in all respects.

     (p) All legal matters incident to this Agreement and the Loan transactions contemplated hereby shall be satisfactory to Cullen and Dykman, counsel to the Bank.

     (q) Receipt by the Bank of such other approvals, opinions or documents as the Bank or its counsel may reasonably request.

     (r) Receipt by the Bank of its facility fee of $25,000.00 together with the applicable fee payable pursuant to Section 2.01(e) in respect of any initial Loan(s) relating to Acquisitions, and payment of the reasonable legal fees and expenses of the Bank's counsel.

  SECTION 3.02. Conditions Precedent to All Revolving Credit Loans. The obligation of the Bank to make each Loan (including the initial Loan) shall be subject to the further condition precedent that on the date of such Loan:

     (a) The following statements shall be true and the Bank shall have received a certificate signed by the President or the Chief Financial Officer of the Borrower dated the date of such Loan, stating that:

          (i) The representations and warranties contained in Article IV of this Agreement and in the Loan Documents are true and correct on and as of such date as though made on and as of such date; and

          (ii) No Default or Event of Default has occurred and is continuing, or would result from such Loan.

     (b) The Bank shall have received such other approvals, opinions or documents as the Bank may reasonably request.

  SECTION 3.03. Conditions Subsequent. (a) The parties hereto hereby acknowledge that it is the intention of the Borrower to cause Excel Purchasing Corporation ("Purchasing") to acquire assets from Synrad, Inc. and, thereupon, to cause Purchasing to change its name to Synrad, Inc.("Synrad"). After giving effect to such name change, the Borrower shall promptly deliver to the Bank (A) UCC-1 financing statements (in substantially the form executed and delivered by the other Loan Parties in connection herewith); (B) a Guarantee; and (C) a Patent and Trademark Assignment relating to all patents and trademarks acquired in such acquisition, in each case, duly executed by Synrad.

     (b) From and after the date hereof, the Borrower shall make all best efforts to deliver the landlord lien waivers referred to in Section 3.02(l) hereof and a lien waiver from the landlord of The Optical Corporation.


                              ARTICLE IV

                    REPRESENTATIONS AND WARRANTIES

  SECTION 4.01. Representations and Warranties. On the date hereof and on each date that the Borrower requests a Loan, the Borrower and each Guarantor represents and warrants as follows:

     (a) Subsidiaries; Capitalization. Set forth on Schedule 4.01(a) are the states of incorporation and the classes and number of authorized and outstanding shares of capital stock of each of the Borrower's Subsidiaries. All of the foregoing shares which are issued and outstanding have been duly and validly issued and are fully paid and non-assessable, and are owned by the Persons referred to on Schedule 4.01(a), free and clear of any Lien except as otherwise provided for herein. Except as set forth on Schedule 4.01(a), there are no outstanding warrants, options, contracts or commitments of any kind entitling any Person to purchase or otherwise acquire any shares of capital stock or other equity interest of the Borrower or any Guarantor nor are there outstanding any securities which are convertible into or exchangeable for any shares of capital stock or other equity interests of the Borrower or any Guarantor.

     (b) Organization. The Borrower and each Guarantor is a corporation duly organized, validly existing and in good standing under the laws of their respective locations of formation. The Borrower and each Guarantor has the power to own its assets and to transact the business in which it is presently engaged and is duly qualified and is in good standing in all other jurisdictions where the character or nature of its business requires such qualification.

     (c) Due Execution, etc. The execution, delivery and performance by the Borrower and each Guarantor of this Agreement and the other Loan Documents to which it is a party are within the Borrower's and each Guarantor's corporate power and have been duly authorized by all necessary corporate action and do not and will not (i) require any consent or approval of the stockholders of the Borrower or any Guarantor; (ii) do not contravene the Borrower's or any Guarantor's certificate of incorporation or by-laws; (iii) violate any provision of or any law, rule, regulation, contractual restriction, order, writ, judgment, injunction, or decree, determination or award binding on or affecting the Borrower or any Guarantor; (iv) result in a breach of or constitute a default under any indenture or loan or credit agreement, or any other agreement, lease or instrument to which the Borrower or any Guarantor is a party or by which it or its properties may be bound or affected; and (v) result in, or require, the creation or imposition of any Lien (other than the Lien of the Loan Documents) upon or with respect to any of the properties now owned or hereafter acquired by the Borrower or any Guarantor.

     (d) No Authorization, etc. No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Borrower or any Guarantor of any Loan Document to which it is a party, except authorizations, approvals, actions, notices or filings which have been obtained, taken or made, as the case may be.

     (e) Validity of Loan Documents. The Loan Documents when delivered hereunder will have been duly executed and delivered on behalf of the Borrower and each Guarantor and will be legal, valid and binding obligations of the Borrower and each Guarantor, enforceable against the Borrower and each Guarantor in accordance with their respective terms.

     (f) Financial Statements. The audited consolidated financial statements of the Borrower for the fiscal year ended December 31, 1997, and the management prepared consolidated financial statements of the Borrower for the six (6) month fiscal period ended June 30, 1998, copies of each of which have been furnished to the Bank, fairly present the consolidated financial condition of the Borrower as at such dates and the consolidated results of operations of the Borrower for the periods ended on such dates, all in accordance with GAAP, and since such date there has been (i) no material increase in the liabilities of the Borrower and the Guarantors and (ii) no Material Adverse Change in the Borrower or any Guarantor.

     (g) No Litigation. There is no pending or threatened action, proceeding or investigation affecting the Borrower or any Guarantor before any court, governmental agency or arbitrator, which may either in one case or in the aggregate, result in a Material Adverse Change in the Borrower or any Guarantor.

     (h) Tax Returns. The Borrower has filed all federal, state and local tax returns required to be filed (subject to extensions granted) and has paid all taxes, assessments and governmental charges and levies thereon to be due, including interest and penalties.

     (i) Licenses, etc. The Borrower and each Guarantor possesses all licenses, permits, franchises, patents, copyrights, trademarks and trade names, or rights thereto, to conduct its business substantially as now conducted and as presently proposed to be conducted, and neither the Borrower nor any Guarantor is in violation of any similar rights of others.

     (j) No Burdensome Agreements. Neither the Borrower nor any Guarantor is a party to any indenture, loan or credit agreement or any other agreement, lease or instrument or subject to any charter or corporate restriction which could result in a Material Adverse Change in the Borrower or any Guarantor.

     (k) Margin Credit. Neither the Borrower nor any Guarantor is engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation G, T, U or X), and no proceeds of any Loan will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock or in any other way which will cause the Borrower or any Guarantor to violate the provisions of Regulations G, T, U or X.

     (l) Compliance with Law. The Borrower and each Guarantor is in all material respects in compliance with all federal and state laws and regulations in all jurisdictions where the failure to comply with such laws or regulations could result in a Material Adverse Change in the Borrower or any Guarantor.

     (m) ERISA. The Borrower, each Guarantor and each ERISA Affiliate of the Borrower or a Guarantor are in compliance in all material respects with all applicable provisions of ERISA. Neither a Reportable Event nor a Prohibited Transaction has occurred and is continuing with respect to any Plan; no notice of intent to terminate a Plan has been filed nor has any Plan been terminated; no circumstances exist which constitute grounds under Section 4042 of ERISA entitling the PBGC to institute proceedings to terminate, or appoint a trustee to administrate, a Plan, nor has the PBGC instituted any such proceedings; neither the Borrower, any Guarantor nor any ERISA Affiliate of the Borrower or a Guarantor has completely or partially withdrawn under Sections 4201 or 4204 of ERISA from a Multiemployer Plan; the Borrower, each Guarantor and each ERISA Affiliate of the Borrower or a Guarantor have met their minimum funding requirements under ERISA with respect to all of their Plans and the present fair market value of all Plan assets exceeds the present value of all vested benefits under each Plan, as determined on the most recent valuation date of the Plan in accordance with the provisions of ERISA for calculating the potential liability of the Borrower, any Guarantor or any ERISA Affiliate of the Borrower or a Guarantor to PBGC or the Plan under Title IV of ERISA; and neither the Borrower, any Guarantor nor any ERISA Affiliate of the Borrower or a Guarantor has incurred any liability to the PBGC under ERISA.

     (n) Hazardous Material. The Borrower and each Guarantor is in compliance with all federal, state or local laws, ordinances, rules, regulations or policies governing Hazardous Materials and neither the Borrower nor any Guarantor has used Hazardous Materials on, from, or affecting any property now owned or occupied or hereafter owned or occupied by the Borrower or any Guarantor in any manner which violates federal, state or local laws, ordinances, rules, regulations or policies governing the use, storage, treatment, transportation, manufacture, refinement, handling, production or disposal of Hazardous Materials, and that to the best of the Borrower's and each Guarantor's knowledge, no prior owner of any such property or any tenant, subtenant, prior tenant or prior subtenant have used Hazardous Materials on, from or affecting such property in any manner which violates federal, state or local laws, ordinances, rules, regulations, or policies governing the use, storage, treatment, transportation, manufacture, refinement, handling, production or disposal of Hazardous Materials.

     (o) Use of Proceeds. The proceeds of the Loans shall be used exclusively for the purposes set forth in Section 2.05 hereof.

     (p) Title to Assets. The Borrower and each Guarantor has good and marketable title to all of its properties and assets. The properties and assets of the Borrower and each Guarantor are not subject to any Lien other than those described in Section 5.02(a) hereof.

     (q) Casualty. Neither the business nor the properties of the Borrower or any Guarantor are affected by any fire, explosion, accident, strike, hail, earthquake, embargo, act of God or of the public enemy, or other casualty (whether or not covered by insurance), which could result in a Material Adverse Change in the Borrower or any Guarantor.

     (r) Lien Priority. Except as disclosed or Schedule 4.01(r) or as permitted by Section 5.02(a), the Lien on the Collateral created by the Security Agreements, the Pledge Agreement, the Patent Assignment and the Trademark Security Agreement constitute valid first priority perfected security interests in favor of the Bank.

     (s) Credit Agreements. Schedule 4.01(s) is a complete and correct list of all credit agreements, indentures, purchase agreements, guaranties, Capital Leases, and other investments, agreements and arrangements presently in effect providing for or relating to extensions of credit (including agreements and arrangements for the issuance of letters of credit or for acceptance financing) in respect of which the Borrower or any Guarantor is in any manner directly or contingently obligated, and the maximum principal or face amounts of the credit in question, outstanding or to be outstanding, are correctly stated, and all Liens of any nature given or agreed to be given as security therefor are correctly described or indicated in such Schedule.

     (t) Financial or Other Advantage. The Guarantors acknowledge they each have derived or expect to derive a financial or other advantage from the Loans obtained by the Borrower from the Bank.

     (u) Year 2000 Review. The Borrower and the Guarantors have reviewed the effect of the Year 2000 Issue on the computer software, hardware and firmware systems and equipment containing embedded microchips owned or operated by or for the Borrower and the Guarantors or used or relied upon in the conduct of their business (including systems and equipment supplied by others or with which such computer systems of the Borrower and the Guarantors interface). The costs to the Borrower and the Guarantors of any reprogramming required as a result of the Year 2000 Issue to permit the proper functioning of such systems and equipment and the proper processing of data, and the testing of such reprogramming, and of the reasonably foreseeable consequences of the Year 2000 Issue to the Borrower or any of the Guarantors (including reprogramming errors and the failure of systems or equipment supplied by others) are not reasonably expected to result in a Default or Event of Default or to result in a Material Adverse Change, and consequences of the Year 2000 Issue to the Borrower or any of the Guarantors (including reprogramming errors and the failure of systems or equipment supplied by others) are not reasonably expected to result in a Default or Event of Default or to have a material adverse effect on the business, assets, operations, prospects or condition (financial or otherwise) of the Borrower or any of the Guarantors.

     (v) Condition of Quantronix International Corp. The books and records of Quantronix International Corp. reflect an insubstantial amount of assets.

                               ARTICLE V

             COVENANTS OF THE BORROWER AND THE GUARANTORS

  SECTION 5.01. Affirmative Covenants. So long as any amount shall remain outstanding under the Note, or so long as the Commitment shall remain in effect, the Borrower and each Guarantor will, unless the Bank shall otherwise consent in writing:

     (a) Compliance with Laws, Etc. Comply, and cause each Subsidiary of the Borrower or a Guarantor to comply, in all material respects with all applicable laws, rules, regulations and orders, where the failure to so comply could result in a Material Adverse Change in the Borrower or any Guarantor.

     (b)  Reporting Requirements.  Furnish to the Bank:

          (i)  Annual Financial Statements.   As soon as available and in any
event within ninety (90) days after the end of each fiscal year of the Borrower, a copy of the consolidated financial statements of the Borrower and the Guarantors for such year (together with an unaudited consolidating schedule), including balance sheets with related statements of income and retained earnings and statements of cash flows, all in reasonable detail and setting forth in comparative form the figures for the previous fiscal year, together with an unqualified opinion, prepared by independent certified public accountants selected by the Borrower and satisfactory to the Bank, all such financial statements to be prepared in accordance with GAAP.

          (ii) Quarterly Financial Statements. As soon as available and in any event within sixty (60) days after the end of each of the first three fiscal quarters of each fiscal year of the Borrower, a copy of the consolidated financial statements of the Borrower and the Guarantors for such quarter (together with an unaudited consolidating schedule), including balance sheets with related statements of income and retained earnings and statements of cash flows, all in reasonable detail and setting forth in comparative form the figures for the comparable quarter and year to date for the previous fiscal year, prepared by management of the Borrower, all such financial statements to be prepared in accordance with GAAP.

          (iii) Management Letters. Promptly upon receipt thereof, copies of any reports submitted to the Borrower or any Guarantor by independent certified public accountants in connection with the examination of the financial statements of the Borrower or any Guarantor made by such accountants.

          (iv) Accountant's Report. Simultaneously with the delivery of the annual financial statements referred to in Section 5.01(b)(i), a certificate of the independent certified public accountants who audited such statements to the effect that, in making the examination necessary for the audit of such statements, they have obtained no knowledge of any condition or event which constitutes a Default or Event of Default, or if such accountants shall have obtained knowledge of any such condition or event, specify in such certificate each such condition or event of which they have knowledge and the nature and status thereof.

          (v) Certificate of No Default. Simultaneously with the delivery of the financial statements referred to in Section 5.01(b)(i) and (ii), a certificate of the President or the Chief Financial Officer of the Borrower, in each case (1) certifying that no Default or Event of Default has occurred and is continuing, or if a Default or Event of Default has occurred and is continuing, a statement as to the nature thereof and the action which is proposed to be taken with respect thereto; and (2) certifying compliance (including demonstrating computations) with the covenants contained in
Section 5.03.

          (vi) Notice of Litigation. Promptly after the commencement thereof, notice of all actions, suits and proceedings before any court or governmental department, commission, board, bureau, agency, or instrumentality, domestic or foreign, affecting the Borrower or any Guarantor which, if determined adversely to the Borrower or any Guarantor could result in a Material Adverse Change in the Borrower or such Guarantor.

          (vii) Notice of Defaults and Events of Default. As soon as possible and in any event within five (5) days after the occurrence of each Default or Event of Default, a written notice setting forth the details of such Default or Event of Default and the action which is proposed to be taken by the Borrower with respect thereto.

          (viii) ERISA Reports. Promptly after the filing or receiving thereof, copies of all reports, including annual reports, and notices which the Borrower, any Guarantor or any Subsidiary of the Borrower or a Guarantor files with or receives from the PBGC, the Internal Revenue Service or the U.S. Department of Labor under ERISA; and as soon as possible after the Borrower or any Guarantor knows or has reason to know that any Reportable Event or Prohibited Transaction has occurred with respect to any Plan or that the PBGC or the Borrower or any Guarantor has instituted or will institute proceedings under Title IV of ERISA to terminate any Plan, the Borrower will deliver to the Bank a certificate of the President or the Chief Financial Officer of the Borrower setting forth details as to such Reportable Event or Prohibited Transaction or Plan termination and the action the Borrower proposes to take with respect thereto.

          (ix) Reports to Other Creditors. Promptly after the furnishing thereof, copies of any statement or report furnished to any other party pursuant to the terms of any indenture, loan, or credit or similar agreement and not otherwise required to be furnished to the Bank pursuant to any other clause of this Section 5.01(b).

          (x) Proxy Statements, Etc. Promptly after the sending or filing thereof, copies of all proxy statements, financial statements and reports which the Borrower, any Guarantor, or any Subsidiary of the Borrower or any Guarantor sends to its public stockholders, if any, and copies of all regular, periodic, and special reports, all registration statements which the Borrower, any Guarantor, or any Subsidiary of the Borrower or any Guarantor files with the Securities and Exchange Commission or any governmental authority which may be substituted therefor, or with any national securities exchange and any press releases or other notices or information publicly disseminated.

          (xi) Notice of Affiliates. Promptly after any Person becomes an Affiliate of the Borrower, notice to the Bank of such Affiliate.

          (xii) Annual Projections.   Commencing January 31, 1999 and not
later than January 31 in each fiscal year thereafter, projections for the then current fiscal year including a profit and loss statement, balance sheet and cash flow statement.

          (xiii) Reports Regarding Permitted Acquisitions.  Not more than two
(2) weeks after the funding date of the attendant Loan made in respect of a Permitted Acquisition, all management and third party due diligence reports prepared in respect of such Permitted Acquisition shall be delivered to the Bank.

          (xiv) General Information. Such other information respecting the condition or operations, financial or otherwise, of the Borrower, any Guarantor or any Subsidiary of the Borrower or any Guarantor as the Bank may from time to time reasonably request including, without limitation, the proposed inclusion in Collateral of any accounts receivable, the account debtor(s) of which are governmental entities.

     (c) Taxes. Pay and discharge all taxes, assessments and governmental charges upon the Borrower, any Guarantor, any Subsidiary of the Borrower or any Guarantor, its or their income and its or their properties prior to the dates on which penalties are attached thereto, unless and only to the extent that (i) such taxes shall be contested in good faith and by appropriate proceedings by the Borrower, a Guarantor or any such Subsidiary, (ii) there be adequate reserves therefor in accordance with GAAP entered on the books of the Borrower, a Guarantor or any such Subsidiary and (iii) no enforcement proceedings against the Borrower, a Guarantor or any such Subsidiary have been commenced.

     (d) Corporate Existence. Preserve and maintain the Borrower's and each Guarantor's existence and good standing in the jurisdiction of its incorporation and the rights, privileges and franchises of the Borrower and each Guarantor in each case where failure to so preserve or maintain could result in a Material Adverse Change in the Borrower or a Guarantor.

     (e) Maintenance of Properties and Insurance. (i) Keep the respective properties and assets (tangible or intangible) that are useful and necessary in the Borrower's, each Guarantor's and each of their Subsidiaries' business, in good working order and condition, reasonable wear and tear excepted; (ii) maintain insurance with financially sound and reputable insurance companies or associations in such amounts and covering such risks as are usually carried by companies engaged in similar businesses and owning properties doing business in the same general areas in which the Borrower or a Guarantor or any Subsidiary thereof operates; and (iii) cause the Bank to be named as loss payee on any such insurance policies.

     (f) Books of Record and Account. Keep adequate records and proper books of record and account in which complete entries will be made in a manner to enable the preparation of financial statements in accordance with GAAP, reflecting all financial transactions of the Borrower and each Guarantor.

     (g)  Visitation.   At any reasonable time, and from time to time, permit
the Bank or any agents or representatives thereof, to examine and make copies of and abstracts from the books and records of, and visit the properties of, the Borrower, a Guarantor or any Subsidiary of the Borrower or any Guarantor and to discuss the affairs, finances and accounts of the Borrower, a Guarantor or any such Subsidiary with any of the respective officers or directors of the Borrower, or a Guarantor or any such Subsidiary or the Borrower's, Guarantor's or any such Subsidiary's independent accountants.

     (h) Performance and Compliance with Other Agreements. Perform and comply with, and cause each Subsidiary of the Borrower or a Guarantor to perform and comply with, each of the provisions of each and every agreement the failure to perform or comply with which could result in a Material Adverse Change in the Borrower, a Guarantor or such Subsidiary.

     (i) Continued Perfection of Liens and Security Interest. Record or file or rerecord or refile the Loan Documents or a financing statement or any other filing or recording or refiling or rerecording in each and every office where and when necessary to preserve and perfect the security interests of the Loan Documents.

     (j) Pension Funding. Comply with the following and cause each ERISA Affiliate of the Borrower or a Guarantor to comply with the following:

          (i) engage solely in transactions which would not subject any of such entities to either a civil penalty assessed pursuant to Section 502(i) of ERISA or a tax imposed by Section 4975 of the Internal Revenue Code in either case in an amount in excess of $25,000.00;

          (ii) make full payment when due of all amounts which, under the provisions of any Plan or ERISA, the Borrower, a Guarantor or any ERISA Affiliate of any of same is required to pay as contributions thereto;

          (iii) all applicable provisions of the Internal Revenue Code and the regulations promulgated thereunder, including but not limited to Section 412 thereof, and all applicable rules, regulations and interpretations of the Accounting Principles Board and the Financial Accounting Standards Board;

          (iv) not fail to make any payments in an aggregate amount greater than $25,000.00 to any Multiemployer Plan that the Borrower, a Guarantor or any ERISA Affiliate of the Borrower or a Guarantor may be required to make under any agreement relating to such Multiemployer Plan, or any law pertaining thereto; or

          (v) not take any action regarding any Plan which could result in the occurrence of a Prohibited Transaction.

     (k) Licenses. Maintain at all times, and cause any Subsidiary of the Borrower or a Guarantor to maintain at all times, all licenses or permits necessary to the conduct of its business or as may be required by any governmental agency or instrumentality thereof.

     (l) New Affiliates. Cause any Affiliate of the Borrower formed after the date of this Agreement to become a Guarantor of all obligations of the Borrower to the Bank, whether incurred under this Agreement or otherwise, to secure its obligations as a Guarantor by granting to the Bank a first priority security interest in all personal property of such Affiliate (by delivery of a Security Agreement and UCC-1 financing statements and, if applicable, a Patent and Trademark Assignment) and to become a party to this Agreement and thereby become bound to the provisions hereof.

     (m) Year 2000 Action. The Borrower and the Guarantors shall take, and shall cause each of their Subsidiaries to take, all necessary action to complete in all materials respects by January 1, 1999, the reprogramming of computer software, hardware and firmware systems and equipment containing embedded microchips owned or operated by or for the Borrower, the Guarantor and their Subsidiaries or used or relied upon in the conduct of their business (including systems and equipment supplied by others or with which such systems of the Borrower, any Guarantor or any of their Subsidiaries interface) required as a result of the Year 2000 Issue to permit the proper functioning of such computer systems and other equipment and the testing of such systems and equipment, as so reprogrammed. At the request of the Bank, the Borrower and the Guarantor shall provide, and shall cause each of their Subsidiaries to provide, to the Bank reasonable assurance of its compliance with the preceding sentence.

     (n) Satisfaction of Conditions Subsequent and Best Efforts Regarding Landlord Lien Waivers. The Borrower shall take, and shall cause each Subsidiary or other Person, as applicable, to take (i) all action necessary in order to satisfy each of the conditions subsequent specified in Section
3.03 hereof within the time periods specified therein; and (ii) all best efforts in order to cause the delivery to the Bank of each of the landlord's waiver specified in Section 3.01(l) hereof and a lien waiver executed by the landlord of The Optical Corporation.

  SECTION 5.02. Negative Covenants. So long as any amount shall remain outstanding under the Note or so long as the Commitment shall remain in effect, neither the Borrower nor any Guarantor will, without the written consent of the Bank:

     (a) Liens, Etc. Create, incur, assume or suffer to exist, any Lien, upon or with respect to any of its properties, now owned or hereafter acquired, except:

          (i) Liens in favor of the Bank;

          (ii) Liens for taxes or assessments or other government charges or levies if not yet due and payable or if due and payable if they are being contested in good faith by appropriate proceedings and for which appropriate reserves are maintained;

          (iii) Liens imposed by law, such as mechanics', materialmen's, landlords', warehousemen's, and carriers' Liens, and other similar Liens, securing obligations incurred in the ordinary course of business which are not past due or which are being contested in good faith by appropriate proceedings and for which appropriate reserves have been established;

          (iv) Liens under workers' compensation, unemployment insurance, Social Security, or similar legislation;

          (v) Liens, deposits, or pledges to secure the performance of bids, tenders, contracts (other than contracts for the payment of money), leases (permitted under the terms of this Agreement), public or statutory obligations, surety, stay, appeal, indemnity, performance or other similar bonds, or other similar obligations arising in the ordinary course of business;

          (vi) Liens described in Schedule 5.02(a), provided that no such Liens shall be renewed, extended or refinanced;

          (vii) Judgment and other similar Liens arising in connection with court proceedings (other than those described in Section 6.01(f)), provided that the execution or other enforcement of such judgment or Lien is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings;

          (viii) Easements, rights-of-way, restrictions, and other similar encumbrances which, in the aggregate, do not materially interfere with the Borrower's or a Guarantor's occupation, use and enjoyment of the property or assets encumbered thereby in the normal course of its business or materially impair the value of the property subject thereto;

          (ix) Purchase money Liens on any property hereafter acquired or the assumption of any Lien on property existing at the time of such acquisition, or a Lien incurred in connection with any conditional sale or other title retention agreement or a Capital Lease, provided that:

               (1) Any property subject to any of the foregoing is acquired by the Borrower or a Guarantor in the ordinary course of its respective business and the Lien on any such property is created contemporaneously with such acquisition;

               (2) The obligation secured by any Lien so created, assumed, or existing shall not exceed 100% of lesser of cost or fair market value of the property acquired as of the time of the Borrower or a Guarantor acquiring the same;

               (3) Each such Lien shall attach only to the property so acquired and fixed improvements thereon; and

               (4) The obligation secured by such Lien is permitted by the provisions of Section 5.02(b).

               (5) The aggregate obligations secured all such Liens do not exceed $1,000,000.00.

     (b) Debt.  Create, incur, assume, or suffer to exist, any Debt, except:

          (i) Debt of the Borrower or a Guarantor under this Agreement, the Note or any other Loan Document or any other Debt of the Borrower or a Guarantor owing to the Bank;

          (ii) Debt described in Schedule 5.02(b), provided that no such Debt shall be renewed, extended or refinanced;

          (iii) Accounts payable to trade creditors for goods or services and current operating liabilities (other than for borrowed money) in each case incurred in the ordinary course of business and paid within the specified time, unless contested in good faith and by appropriate proceedings; and

          (iv) Debt of the Borrower or a Guarantor secured by purchase money Liens permitted by Section 5.02(a)(ix).

     (c) Lease Obligations. Create, incur, assume, or suffer to exist any obligation as lessee for the rental or hire of any real or personal property, except (i) Capital Leases permitted by Section 5.02(a), or (ii) leases existing on the date of this Agreement and any extensions or renewals thereof and other leases entered into after the date of this Agreement (other than Capital Leases) which do not in the aggregate require the Borrower and the Guarantors to make payments (including taxes, insurance, maintenance, and similar expenses which the Borrower and the Guarantors are required, in the aggregate, to pay under the terms of any lease) in any fiscal year of the Borrower in excess of $1,000,000.00.

     (d) Merger. Merge into, or consolidate with or into, or have merged into it, any Person; and, for the purpose of this subsection (d), the acquisition or sale by the Borrower or a Guarantor by lease, purchase or otherwise, of all, or substantially all, of the common stock or the assets of any Person or of it shall be deemed a merger of such Person with the Borrower or a Guarantor; provided that this clause (d) shall not prohibit Permitted Acquisitions, and Other Acquisitions for which the Bank has issued its prior written consent.

     (e) Sale of Assets, Etc. Sell, assign, transfer, lease or otherwise dispose of any of its assets, (including a saleleaseback transaction) with or without recourse, except for (i) inventory disposed of in the ordinary course of business; and (ii) the sale or other disposition of assets no longer used or useful in the conduct of its business.

     (f) Investments, Etc.  Make any Investment other than Permitted
Investments.

     (g) Transactions With Affiliates. Except in the ordinary course of business and pursuant to the reasonable requirements of the Borrower's or a Guarantor's business and upon fair and reasonable terms no less favorable to the Borrower or a Guarantor than would be obtained in a comparable arm's length transaction with a Person not an Affiliate, enter into any transaction, including, without limitation, the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate.

     (h) Prepayment of Outstanding Debt. Pay, in whole or in part, any outstanding Debt (other than Debt owing to the Bank) of the Borrower or a Guarantor, which by its terms is not then due and payable.

     (i) Guarantees. Guaranty, or in any other way become directly or contingently obligated for any Debt of any other Person (including any agreements relating to working capital maintenance, take or pay contracts or similar arrangements) other than (i) the endorsement of negotiable instruments for deposit in the ordinary course of business; or (ii) guarantees existing on the date hereof and set forth in Schedule 5.02(i) annexed hereto; or (iii) the obligations of the Borrower in respect of the lease by Excel Purchasing Corporation (to be renamed Synrad, Inc.) of its place of business located at 6500 Harbour Heights Parkway, Mukilteo, Washington 98275.

     (j) Change of Business.  Materially alter the nature of its business.

     (k) Fiscal Year. Change the ending date of its fiscal year from December 31.

     (l) Losses.  Incur a consolidated net loss for any fiscal year.

     (m) Accounting Policies. Change any accounting policies, except as permitted by GAAP.

     (n) Management. Fail to retain each of J. Donald Hill and Antoine Dominic in a reasonably active full time capacity in the management of the Borrower.

     (o) Hazardous Material. Neither the Borrower, any Guarantor nor any Subsidiary of the Borrower or any Guarantor shall cause or permit any property owned or occupied by the Borrower, a Guarantor to be used to generate, manufacture, refine, transport, treat, store, handle, dispose, transfer, produce or process Hazardous Materials, except in compliance with all applicable federal, state and local laws or regulations; nor shall the Borrower, a Guarantor nor any Subsidiary of the Borrower or any Guarantor cause or permit, as a result of any intentional or unintentional act or omission on the part of the Borrower, a Guarantor or any such Subsidiary or any tenant or subtenant, a release of Hazardous Materials onto any property owned or occupied by the Borrower, a Guarantor, any such Subsidiary or onto any other property; nor shall fail to comply with all applicable federal, state and local laws, ordinances, rules and regulations, whenever and by whomever triggered, or fail to obtain and comply with, any and all approvals, registrations or permits required thereunder. The Borrower, the Guarantors or any Subsidiary of the Borrower or any Guarantor shall execute any documentation required by the Bank in connection with the representations, warranties and covenants contained in this paragraph and Section 4.01 of this Agreement.

     (p) Dividends, Etc. Declare or pay any dividends, purchase, redeem, retire or otherwise acquire for value any of its capital stock now or hereafter outstanding, or make any distribution of assets to its stockholders as such, whether in cash, assets, or in obligations of the Borrower or any Guarantor; or allocate or otherwise set apart any sum for the payment of any dividend or distribution on, or for the purchase, redemption or retirement of any shares of its capital stock; or make any other distribution by reduction of capital or otherwise in respect of any share of its capital stock; provided, however, that nothing in this Section 5.02(q) shall be deemed to prohibit the repurchase(s), prior to the date of this Agreement, by the Borrower in its current fiscal year of its common stock in the aggregate amount of $2,192,120.00, and, provided further, that the Borrower may repurchase its common stock by expenditure of an aggregate amount not exceeding $1,000,000.00 during each fiscal year commencing from and after January 1, 1999.

     (q) Books and Records of Quantronix International Corp.
Permit the books and records of Quantronix International Corp. to reflect more than an insubstantial amount of assets.

  SECTION 5.03. Financial Requirements. So long as any amount shall remain outstanding under the Note or so long as the Commitment shall remain in effect:

     (a) Capital Expenditures. The Borrower and the Guarantors will not make Unfunded Capital Expenditures, on a consolidated basis, in excess of (i) $6,500,000.00 in the aggregate during the fiscal year ending December 31, 1998; or (ii) $4,500,000.00 in the aggregate during any fiscal year of the Borrower thereafter.

     (b) Fixed Charge Coverage Ratio. The Borrower will at all times maintain a Fixed Charge Coverage Ratio, calculated on a four quarter basis, of not less than 1.25 to 1.00.

     (c) Funded Debt to EBITDA Ratio. The Borrower will at all times maintain a Funded Debt to EBITDA Ratio (to be tested quarterly for the four fiscal quarters then ended) of not more than 2.50 to 1.00.

     (d) Tangible Net Worth. The Borrower will at all times maintain a Tangible Net Worth of not less than $15,000,000.00.

     (e) Current Ratio. The Borrower will at all times maintain a ratio of Consolidated Current Assets to Consolidated Current Liabilities (to be tested quarterly for the four fiscal quarters then ended) of not less than 1.00:1.00.

                               ARTICLE VI

                            EVENTS OF DEFAULT

  SECTION 6.01. Events of Default. If any of the following events ("Events of Default") shall occur and be continuing:

     (a) The Borrower shall fail to pay any installment of principal of, or interest on, the Note when due or any fees or other amounts owed in connection with this Agreement; or

     (b) Any representation or warranty made by the Borrower or any Guarantor herein or in the Loan Documents or which is contained in any certificate, document, opinion, or financial or other statement furnished at any time under or in connection with any Loan Document shall prove to have been incorrect in any material respect when made; or

     (c) The Borrower or any Guarantor shall fail to perform or observe any term, covenant or agreement contained in this Agreement in any other Loan Document (other than the Note) on its part to be performed or observed; or

     (d) The Borrower or any Guarantor shall fail to pay any Debt in the principal amount of $250,000.00 or more (excluding Debt evidenced by the Note) of the Borrower or any Guarantor, or any installment, interest or premium thereon, when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such Debt; or any other default under any agreement or instrument relating to any such Debt, or any other event shall occur and shall continue after the applicable grace period, if any, specified in such agreement or instrument, if the effect of such default or event is to accelerate, or to permit the acceleration of, the maturity of such Debt; or any such Debt shall be declared to be due and payable, or required to be prepaid (other than by a regularly scheduled required prepayment), prior to the stated maturity thereof; or

     (e) The Borrower or any Guarantor shall generally not pay its Debts as such Debts become due, or shall admit in writing its inability to pay its Debts generally, or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against the Borrower or any Guarantor seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its Debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, or other similar official for it or for any substantial part of its property and if instituted against the Borrower or any Guarantor shall remain undismissed for a period of 30 days; or the Borrower or any Guarantor shall take any action to authorize any of the actions set forth above in this subsection
(e); or

     (f) Any judgment or order or combination of judgments or orders for the payment of money, in excess of $250,000.00 in the aggregate, which sum shall not be subject to full, complete and effective insurance coverage, shall be rendered against the Borrower or any Guarantor and either (i) enforcement proceedings shall have been commenced by any creditor upon such judgment or order or (ii) there shall be any period of 30 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

     (g) Any of the following events occur or exist with respect to the Borrower, any Guarantor or any ERISA Affiliate of the Borrower or any
Guarantor: (i) any Prohibited Transaction involving any Plan; (ii) any Reportable Event with respect to any Plan; (iii) the filing under Section 4041 of ERISA of a notice of intent to terminate any Plan or the termination of any Plan; (iv) any event or circumstance that might constitute grounds entitling the PBGC to institute proceedings under Section 4042 of ERISA for the termination of, or for the appointment of a trustee to administer, any Plan, or the institution of the PBGC of any such proceedings; (v) complete or partial withdrawal under Section 4201 or 4204 of ERISA from a Multiemployer Plan or the reorganization insolvency, or termination of any Multiemployer Plan; and in each case above, such event or condition, together with all other events or conditions, if any, could in the opinion of the Bank subject the Borrower, any Guarantor or any ERISA Affiliate of the Borrower or any Guarantor to any tax, penalty, or other liability to a Plan, a Multiemployer Plan, the PBGC, or otherwise (or any combination thereof) which in the aggregate exceeds or may exceed $50,000.00; or

     (h) Any Guarantor shall fail to perform or observe any term or provision of its Guaranty or any representation or warranty made by any Guarantor (or any of its officers or partners) in connection with such Guarantor's Guaranty shall prove to have been incorrect in any material respect when made; or

     (i) This Agreement or any other Loan Document, at any time after its execution and delivery and for any reason, ceases to be in full force and effect or shall be declared to be null and void, or the validity or enforceability of any document or instrument delivered pursuant to this Agreement shall be contested by the Borrower, any Guarantor or any other party to such document or instrument or the Borrower, any Guarantor or any other party to such document or instrument shall deny that it has any or further liability or obligation under any such document or instrument; or

     (j) An event of default specified in any Loan Document other than this Agreement shall have occurred and be continuing.

  SECTION 6.02. Remedies on Default. Upon the occurrence and continuance of an Event of Default the Bank may by notice to the Borrower, (i) terminate the Commitment, (ii) declare the Note and all interest thereon and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Commitment shall be terminated, the Note, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower and the Guarantors and (iii) proceed to enforce its rights whether by suit in equity or by action at law, whether for specific performance of any covenant or agreement contained in this Agreement or any Loan Document, or in aid of the exercise of any power granted in either this Agreement or any Loan Document or proceed to obtain judgment or any other relief whatsoever appropriate to the enforcement of its rights, or proceed to enforce any other legal or equitable right which the Bank may have by reason of the occurrence of any Event of Default hereunder or under any Loan Document, provided, however, upon the occurrence of an Event of Default referred to in Section 6.01(e), the Commitment shall be immediately terminated, the Note, all interest thereon and all other amounts payable under this Agreement shall be immediately due and payable without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower and the Guarantors. Any amounts collected pursuant to action taken under this Section 6.02 shall be applied to the payment of, first, any costs incurred by the Bank in taking such action, including but without limitation attorneys fees and expenses, second, to payment of the accrued interest on the Note, third, to payment of the unpaid principal of the Note, in the order determined by the Bank.

  SECTION 6.03. Remedies Cumulative. No remedy conferred upon or reserved to the Bank hereunder or in any Loan Document is intended to be exclusive of any other available remedy, but each and every such remedy shall be cumulative and in addition to every other remedy given under this Agreement or any Loan Document or now or hereafter existing at law or in equity. No delay or omission to exercise any right or power accruing upon any Event of Default shall impair any such right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. In order to entitle the Bank to exercise any remedy reserved to it in this Article VI, it shall not be necessary to give any notice, other than such notice as may be herein expressly required in this Agreement or in any Loan Document.

                               ARTICLE VII

                              MISCELLANEOUS

  SECTION 7.01. Amendments, Etc. No amendment, modification, termination or waiver of any provision of any Loan Document to which the Borrower or any Guarantor is a party, nor consent to any departure by the Borrower or any Guarantor from any provision of any Loan Document to which it is a party, shall in any event be effective unless the same shall be in writing and signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

  SECTION 7.02. Notices, Etc. All notices and other communications provided for hereunder shall be in writing (including telegraphic communication) and mailed, telegraphed, sent by facsimile or delivered, if to the Borrower or any Guarantor, at the address of the Borrower set forth at the beginning of this Agreement and if to the Bank, at the address of the Bank set forth at the beginning of this Agreement to the attention of Excel Technology, Inc. Account Officer, or, as to each party, at such other address as shall be designated by such party in a written notice complying as to delivery with the terms of this Section 7.02 to the other parties. All such notices and communications shall be effective when mailed, telegraphed or delivered, except that notices to the Bank shall not be effective until received by the Bank.

  SECTION 7.03. No Waiver, Remedies. No failure on the part of the Bank to exercise, and no delay in exercising, any right, power or remedy under any Loan Document, shall operate as a waiver thereof; nor shall any single or partial exercise of any right under any Loan Document preclude any other or further exercise thereof or the exercise of any other right. The remedies provided in the Loan Documents are cumulative and not exclusive of any remedies provided by law.

  SECTION 7.04. Costs, Expenses and Taxes. The Borrower agrees to pay on demand all costs and expenses of the Bank in connection with the preparation, execution and delivery of this Agreement, the Note, and any other Loan Documents, including, without limitation, the reasonable fees and expenses of counsel for the Bank with respect thereto and with respect to advising the Bank as to its rights and responsibilities under this Agreement, and all costs and expenses, if any (including reasonable counsel fees and expenses), in connection with the enforcement of this Agreement, the Note, and any other Loan Documents. The Borrower and the Guarantors shall at all times protect, indemnify, defend and save harmless the Bank from and against any and all claims, actions, suits and other legal proceedings, and liabilities, obligations, losses, damages, penalties, judgments, costs, expenses or disbursements which the Bank may, at any time, sustain or incur by reason of or in consequence of or arising out of the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby. The Borrower and the Guarantors acknowledge that it is the intention of the parties hereto that this Agreement shall be construed and applied to protect and indemnify the Bank against any and all risks involved in the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby, all of which risks are hereby assumed by the Borrower and the Guarantors, including, without limitation, any and all risks of the acts or omissions, whether rightful or wrongful, of any present or future de jure or de facto government or governmental authority, provided that the Borrower and the Guarantors shall not be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Bank's gross negligence or willful misconduct. The provisions of this Section 7.04 shall survive the payment of the Note and the termination of this Agreement.

  SECTION 7.05. Right of Set-off. Upon the occurrence and during the continuance of any Event of Default, the Bank is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank or any affiliate of the Bank to or for the credit or the account of the Borrower or any Guarantor against any and all of the obligations of the Borrower and the Guarantors now or hereafter existing under this Agreement, the Note and the other Loan Documents, irrespective of whether or not the Bank shall have made any demand under this Agreement, the Note or such other Loan Documents and although such obligations may be unmatured. The rights of the Bank under this Section 7.05 are in addition to all other rights and remedies (including, without limitation, other rights of set-off) which the Bank may have.

  SECTION 7.06. Binding Effect. This Agreement shall become effective when it shall have been executed by the Borrower, the Guarantors and the Bank and thereafter it shall be binding upon and inure to the benefit of the Borrower, the Guarantors and the Bank and their respective successors and assigns, except that the Borrower and the Guarantors shall not have any right to assign its or their rights hereunder or any interest herein without the prior written consent of the Bank.

  SECTION 7.07. Further Assurances. The Borrower and each Guarantor agrees at any time and from time to time at its expense, upon request of the Bank or its counsel, to promptly execute, deliver, or obtain or cause to be executed, delivered or obtained any and all further instruments and documents and to take or cause to be taken all such other action the Bank may deem desirable in obtaining the full benefits of, this Agreement or any other Loan Document.

  SECTION 7.08. Section Headings, Severability, Entire Agreement. Section and subsection headings have been inserted herein for convenience only and shall not be construed as part of this Agreement. Every provision of this Agreement and each Loan Document is intended to be severable; if any term or provision of this Agreement, any Loan Document, or any other document delivered in connection herewith shall be invalid, illegal or unenforceable for any reason whatsoever, the validity, legality and enforceability of the remaining provisions hereof or thereof shall not in any way be affected or impaired thereby. All exhibits and schedules to this Agreement shall be annexed hereto and shall be deemed to be part of this Agreement. This Agreement, the Loan Documents and the exhibits and schedules attached hereto and thereto embody the entire agreement and understanding among the Borrower, the Guarantors and the Bank and supersede all prior agreements and understandings relating to the subject matter hereof.

  SECTION 7.09. Governing Law. This Agreement, the Note and all other Loan Documents shall be governed by, and construed in accordance with, the laws of the State of New York.

  SECTION 7.10. Waiver of Jury Trial. The Borrower, each Guarantor and the Bank waive all rights to trial by jury in any action or proceeding involving, directly or indirectly any matter (whether sounding in tort, contract or otherwise) in any way, arising out of, relating to, or connected with this Agreement, any other Loan Document or the relationship established hereunder.

  SECTION 7.11.  Consent to Jurisdiction.

     (a) The Borrower and each Guarantor hereby irrevocably submits to the non-exclusive jurisdiction of any United States federal or New York state court in New York or Kings County in any action or proceeding arising out of or relating to this Agreement and the Borrower and each Guarantor hereby irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in any such court and irrevocably waives any objection it may now or hereafter have as to the venue of any such action or proceeding brought in such a court or the fact that such court is an inconvenient forum.

     (b) The Borrower and each Guarantor irrevocably and unconditionally consents to the service of process in any such action or proceeding in any of the aforesaid courts by the mailing of copies of such process to it, by certified or registered mail in accordance with the terms of Section 7.02 herein.

     (c) The Borrower and each Guarantor agrees that nothing herein shall affect the Bank's right to effect service of process in any other manner permitted by law and the Bank shall have the right to bring any legal proceeding (including a proceeding for enforcement of a judgment entered by any of the aforementioned courts) against the Borrower or any Guarantor in any other court or jurisdiction in accordance with applicable law.

  SECTION 7.12. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.
     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                        EXCEL TECHNOLOGY, INC.


                        By:................................
                        Name:     J. Donald Hill
                        Title:    Chairman & CEO


                        QUANTRONIX CORPORATION

                        By:  /s/ J. Donald Hill
                           ................................
                        Name:    J.Donald Hill
                        Title:  Vice President


                        THE OPTICAL CORPORATION

                        By:  /s/  J. Donald Hill
                             ..............................
                        Name:     J. Donald Hill
                        Title:  Vice President


                        CAMBRIDGE TECHNOLOGY, INC.

                        By:  /s/  J. Donald Hill
                             ..............................
                        Name:     J. Donald Hill
                        Title:    Vice President


                        CONTROL LASER CORPORATION

                        By:  /s/  J. Donald Hill
                             ..............................
                        Name:     J. Donald Hill
                        Title:    Vice President


                        PHOTO RESEARCH, INC.

                        By:  /s/  J. Donald Hill
                             ..............................
                        Name:     J. Donald Hill
                        Title:    Vice President


                        QUANTRONIX INTERNATIONAL CORP.

                        By:  /s/  J. Donald Hill
                             ..............................
                        Name:     J. Donald Hill
                        Title:    Vice President


                        EXCEL PURCHASING CORPORATION

                        By:  /s/  J. Donald Hill
                             ..............................
                        Name:     J. Donald Hill
                        Title:    Vice President


                        THE BANK OF NEW YORK

                        By:  /s/  Hugh E. Giorgio
                             ..............................
                        Name:     Hugh E. Giorgio
                        Title:    Asst. Vice President


SCHEDULE 4.01(a)
                                                   Capital Stock
                              State of
Authorized  Issued and       Owner of
Name of Subsidiary          Incorporation            Class             shares
Outstanding   Capital Stock
 ..........................  .............   .......................
 .......... ........... ......................
Quantronix Corporation        Delaware      Common Stock, par value
200      1      Excel Technology, Inc.
                                            $.001 per share

Control Laser Corporation     Florida       Common Stock, value
5,000,000      1      Excel Technology, Inc.
                                            $.01 per share

Cambridge Technology, Inc.  Massachusetts   Common Stock
100,000      1      Excel Technology, Inc.

Photo Research, Inc.          Delaware      Common Stock
100      1      Excel Technology, Inc.
                                            without par value

The Optical Corporation      California     one class
1,000,000      1      Quantronix Corporation

Quantronix International      Barbados      Common shares
unlimited      1      Quantronix Corporation
Corp.

Excel Purchasing             Washington     Common Stock
200      1      Excel Technology, Inc.
Corporation                                 without par value


SCHEDULE 4.01(r)

None

SCHEDULE 4.01 (s)

                               Nature of         Amount of             Liens
Securing
Creditor                       Agreement          Credit
Credit
 .......................       ...........    ................
 ...................

1.  National Credit            Cap. Lease         $25,000            Lighting
Fixtures
    Leasing

2.  IBM Credit Corp.           Cap. Lease         $16,000            AS400
Computer

3.  Xerox Corp.                Cap. Lease         $ 1,500            Xerox
Fax Machine

4.  Trinity Capital            Cap. Lease         $75,000
Oscilloscope



SCHEDULE 5.02(a)


Creditor             Amount              Property Subject to Lien

See Schedule 4.01(s)
SCHEDULE 5.02(b)



     Creditor                                   Amount


See Schedule 4.01(s)
SCHEDULE 5.02(i)


     Description of All Guaranties:


None


                                EXHIBIT A
                                .........

                                  NOTE

$15,000,000.00                                         New York, New York
                                                       ............, 1998


     FOR VALUE RECEIVED, on the Maturity Date, EXCEL TECHNOLOGY, INC., a [New York] corporation, having its principal place of business at 780 Third Avenue, New York, New York (the "Borrower"), promises to pay to the order of THE BANK OF NEW YORK ("Bank") at its office located at 530 Fifth Avenue, New York, New York 10036, the principal sum of the lesser of:
(a) Fifteen Million ($15,000,000.00) Dollars; or (b) the aggregate unpaid principal amount of all Loans made by Bank to Borrower pursuant to the Agreement (as defined below).

     Borrower shall pay interest on the unpaid principal balance of this Note from time to time outstanding, at said office, at the rates of interest, at the times and for the periods set forth in the Agreement.

     All payments including prepayments on this Note shall be made in lawful money of the United States of America in immediately available funds. Except as otherwise provided in the Agreement, if a payment becomes due and payable on a day other than a Business Day, the maturity thereof shall be extended to the next succeeding Business Day, and interest shall be payable thereon at the rate herein specified during such extension.

     Borrower hereby authorizes Bank to enter from time to time the amount of each Loan to Borrower and the amount of each payment on a Loan on the schedule annexed hereto and made a part hereof. Failure of Bank to record such information on such schedule shall not in any way effect the obligation of Borrower to pay any amount due under this Note.

     This Note is the "Note" referred to in that certain Loan Agreement among the Borrower, certain Guarantors and Bank of even date herewith (the "Agreement"), as such Agreement may be further amended from time to time, and is subject to prepayment and its maturity is subject to acceleration upon the terms contained in said Agreement. All capitalized terms used in this Note and not defined herein shall have the meanings given them in the Agreement.

     If any action or proceeding be commenced to collect this Note or enforce any of its provisions, Borrower further agrees to pay all costs and expenses of such action or proceeding and attorneys' fees and expenses and further expressly waives any and every right to interpose any counterclaim in any such action or proceeding. Borrower hereby submits to the jurisdiction of the Supreme Court of the State of New York and agrees with Bank that personal jurisdiction over Borrower shall rest with the Supreme Court of the State of New York for purposes of any action on or related to this Note, the liabilities, or the enforcement of either or all of the same. Borrower hereby waives personal service by manual delivery and agrees that service of process may be made by post-paid certified mail directed to the Borrower at the Borrower's address set forth above or at such other address as may be designated in writing by the Borrower to Bank in accordance with Section 7.02 of the Agreement, and that upon mailing of such process such service be effective with the same effect as though personally served. Borrower hereby expressly waives any and every right to a trial by jury in any action on or related to this Note, the liabilities or the enforcement of either or all of the same.

     The Bank may transfer this Note and may deliver the security or any part thereof to the transferee or transferees, who shall thereupon become vested with all the powers and rights above given to Bank in respect thereto, and Bank shall thereafter be forever relieved and fully discharged from any liability or responsibility in the matter. The failure of any holder of this Note to insist upon strict performance of each and/or all of the terms and conditions hereof shall not be construed or deemed to be a waiver of any such term or condition.

     Borrower and all endorsers and guarantors hereof waive presentment and demand for payment, notice of non-payment, protest, and notice of protest.

     This Note shall be construed in accordance with and governed by the laws of the State of New York.


                          EXCEL TECHNOLOGY, INC.


                               By:.............................
                                  Name:
                                  Title:

                            Schedule of Loans

                      Amount of
                      Principal      Unpaid      Name of
        Amount of      Paid or       Principal  Person Making
 Date     Loan         Prepaid       Balance    Notation


 ........................................................................
 .........................................................................