Form 10-Q
period 1999-03-31
EXCEL TECHNOLOGY INC
filed 1999-05-05
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                   ..................................

                               FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   ..................................

                         EXCEL TECHNOLOGY, INC.

          (Exact name of Registrant as specified in its Charter)


  For the quarter ended March 31, 1999    Commission File Number 0-19306

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

                             Yes [X]  No [ ]


The number of shares of the Registrant's common stock outstanding as of May 3, 1999 was: 11,085,057.



                                CONTENTS

                   PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:                        Page
         .................................                         ....

         Balance Sheets as of  March 31, 1999 and
            December 31, 1998                                        3

         Statements of Earnings for the Three Months Ended
            March 31, 1999 and 1998                                  4

         Statements of Cash Flows for the Three Months Ended
            March 31, 1999 and 1998                                  5

         Notes to Financial Statements                               6


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      7

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                          10
         .................

Item 2.  Changes in Securities and Use of Proceeds                  10
         .........................................

Item 3.  Defaults upon Senior Securities                            10
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders        10
         ...................................................

Item 5.  Other Information                                          10
         .................

Item 6.  Exhibits and Reports on Form 8-K                           10
         ................................

(a) Exhibits - (11) Computation of net earnings per share           12

(b) Reports on Form 8-K - None


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         .................................

                         CONSOLIDATED BALANCE SHEETS

                                            March 31, 1999  Dec. 31, 1998
                                            ..............  .............

                                              (Unaudited)

Assets
 ......

Current assets:
  Cash and cash equivalents                  $   3,480,767  $   5,839,339
  Accounts receivable, less allowance for
    doubtful accounts of $428,000 and
    $426,000 in 1999 and 1998, respectively     15,559,211     13,383,865
  Inventories                                   15,364,235     15,672,576
  Deferred income taxes                            873,100        873,100
  Other current assets                             618,982        449,787
                                            ..............  .............

         Total current assets                   35,896,295     36,218,667
                                            ..............  .............

Property, plant and equipment, net              10,971,952     10,874,881
Other assets                                       502,031        497,664
Deferred income taxes                            1,371,000      1,371,000
Excess of cost over fair value of net assets
  of businesses acquired, net of accumulated
  amortization of $2,876,707 and $2,572,637
  in 1999 and 1998, respectively                22,026,882     22,330,952
                                            ..............  .............

         Total assets                        $  70,768,160  $  71,293,164
                                            ..............  .............
                                            ..............  .............

Liabilities and Stockholders' Equity
 ....................................

Current liabilities:
  Notes payable                              $      69,514  $     105,304
  Accounts payable                               3,411,730      3,612,934
  Accrued expenses and other current
    liabilities                                  7,794,501      6,922,971
                                            ..............  .............

          Total current liabilities             11,275,745     10,641,209
                                            ..............  .............

Long-term debt                                            0     3,500,000

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000,000 shares authorized, none issued              0             0
    Common stock, par value $.001 per share:
    20,000,000 shares authorized, 11,838,350
    and 11,810,349 issued in 1999 and 1998,
    respectively                                    11,838         11,810
Additional paid-in capital                      49,275,552     49,116,700
Retained earnings                               17,118,425     14,641,834
Treasury stock, 757,763 shares
  in 1999 and 1998                             (6,565,794)    (6,565,794)
Accumulated other comprehensive loss             (347,606)       (52,595)
                                            ..............  .............

Total stockholders' equity                      59,492,415     57,151,955
                                            ..............  .............
          Total liabilities and
            stockholders' equity             $  70,768,160  $  71,293,164
                                            ..............  .............
                                            ..............  .............



                   CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
                                                 Three Months Ended
                                                       March 31
                                            .............................
                                                  1999           1998
                                            ..............  .............

Net sales and services                      $   20,018,174  $  14,299,163

Cost of sales and services                       9,892,194      7,225,370
                                            ..............  .............

Gross profit                                    10,125,980      7,073,793

Operating expenses:
  Selling and marketing                          2,794,219      2,302,445
  General and administrative                     1,652,761      1,284,761
  Research and development                       1,678,349      1,123,223
  Amortization of excess cost over fair
    value of net assets of businesses
    acquired                                       304,070         92,426
                                            ..............  .............

Earnings from operations                         3,696,581      2,270,938

Non-operating expenses (income):
  Interest expense                                  30,041          4,148
  Interest income                                 (57,050)      (246,881)
  Other expense, net                                27,186         13,993
                                            ..............  .............

Earnings before provision for income taxes       3,696,404      2,499,678

Provision for income taxes                       1,219,813        888,819
                                            ..............  .............

Net earnings                                $    2,476,591  $   1,610,859
                                            ..............  .............
                                            ..............  .............

Earnings per share:
Basic earnings per common share                      $0.22          $0.14
                                            ..............  .............
                                            ..............  .............

Weighted average common shares outstanding      11,067,212     11,343,143
                                             ..............  ............
                                             ..............  ............

Diluted earnings per common share                    $0.22          $0.14
                                            ..............  .............
                                            ..............  .............

Weighted average common shares and
  common share equivalents                      11,475,015     11,615,752
                                            ..............  .............
                                            ..............  .............

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                  Three Months Ended
                                                       March 31
                                              ...........................
                                                  1999           1998
                                              ............   ............

Cash flows from operating activities:
Net earnings                                  $  2,476,591   $  1,610,859
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                788,235        388,648
      Provision for bad debts                        8,275          7,786
      Changes in operating assets and
        liabilities:
          (Increase) decrease in accounts
            receivable                         (2,183,621)        358,808
          Decrease in inventories                  308,341        153,006
          (Increase) decrease in other current
            assets                               (169,195)         42,220
          (Increase) in other assets               (4,367)      (174,455)
          (Decrease) in accounts payable         (201,204)      (257,111)
          Increase (decrease) in accrued
            expenses and other current
            liabilities                            871,530       (47,935)
                                              ............   ............

              Net cash provided by
                operating activities             1,894,585      2,081,826
                                              ............   ............

Cash flows from investing activities:
  Purchases of property, plant and equipment     (581,236)    (2,008,595)
  Purchase of investments, net                           0      (193,947)
                                              ............   ............
              Net cash used in investing
                activities                       (581,236)    (2,202,542)
                                              ............   ............

Cash flows from financing activities:
  Purchase of treasury stock                             0       (99,155)
  Proceeds from exercise of common stock
    options and warrants                           158,880         39,500
  Payments of notes payable                       (35,790)       (18,794)
  Payments of long-term debt
    (revolving credit line)                    (3,500,000)              0
                                              ............   ............

              Net cash used in financing
                activities                     (3,376,910)       (78,449)
                                              ............   ............

Effect of exchange rate changes on assets and
  liabilities including cash and
  cash equivalents                               (295,011)       (99,785)
                                              ............   ............
Net decrease in cash and cash equivalents      (2,358,572)      (298,950)
Cash and cash equivalents, beginning of period   5,839,339      6,331,159
                                              ............   ............
Cash and cash equivalents, end of period      $  3,480,767   $  6,032,209
                                              ............   ............
                                              ............   ............

Supplemental disclosure of cash flow information:
  ..............................................
Cash paid for:
  Interest                                    $     30,041   $      4,148
  Income taxes                                $    521,260   $    888,000




                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


A.   CONSOLIDATED FINANCIAL STATEMENTS:
     ..................................

     The consolidated balance sheet as of March 31, 1999 and the consolidated statements of earnings and cash flows for the three month periods ended March 31, 1999 and March 31, 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows (unaudited) at March 31, 1999 and for all periods presented.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.


B.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:

                                        March 31, 1999  December 31, 1998
                                        ..............  .................
Raw Materials                           $    7,111,382  $       7,555,877
Work in Process                              6,857,122          6,294,045
Finished Goods                                 919,186          1,260,475
Consigned Inventory                            476,545            562,179
                                        ..............  .................
                                        $   15,364,235  $      15,672,576
                                        ..............  .................
                                        ..............  .................


C.   LONG-TERM DEBT
     ...............

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of either the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including the prohibition of the payment of dividends, and requires payment of interest on a quarterly basis. During the quarter ended March 31, 1999, the Company prepaid all of its outstanding long-term debt of $3,500,000. As of March 31, 1999 the Company had no borrowings and had all of its $15 million available on its line of credit.


D.   ACQUISITIONS
     .............

     On August 14, 1998, the Company acquired substantially all of the assets and properties of Synrad Inc. ("Synrad"), a company engaged in the business of developing, manufacturing and marketing sealed CO2 lasers and related accessories, for $21.7 million in cash, which includes transaction costs, and the repayment of certain of Synrad's outstanding debt. In addition, the Company assumed certain liabilities including trade payables, accrued expenses and other specified liabilities. The Company funded the acquisition of Synrad by utilizing its own cash and by borrowing $6.5 million on its credit facility all of which has been repaid as of March 31, 1999. (see Note C). The acquisition was accounted for as a purchase. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The total cost of the acquisition was $21.7 million of which $4.8 million was allocated to identifiable net tangible assets. The remaining balance of $16.9 million represents the excess of the purchase price over the fair value of the net assets acquired, which is being amortized on a straight line basis over 20 years.

     The following unaudited pro forma consolidated results of operations assume the acquisition of Synrad had been made at the beginning of the period ended March 31, 1998 and reflects the historical results of operations of the purchased business adjusted for the increased interest expense as a result of the borrowings, reduced interest income, amortization expense and income tax expense.
                                           Pro Forma
                                       Three Months Ended
                                         March 31, 1998
                                       ..................
Net sales and services                $      21,282,542
Net earnings                          $       1,762,956
Basic earnings per common share       $            0.16
Diluted earnings per common share      $             0.15

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period.


E.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $2,181,580 and $1,511,074 for the three months ended March 31, 1999 and 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
 .....................

     Net sales and services for the quarter ended March 31, 1999 increased $5.7 million or 39.9% to $20.0 million from $14.3 million for the comparable period in the prior year. The increase is primarily attributable to the acquisition of Synrad.

     Gross margins as a percentage of sales increased to 50.6% for the period ended March 31, 1999 from 49.5% in the same period ended March 31,1998. The decrease in cost as a percentage of sales in the quarter ended March 31, 1999 is primarily due to the acquisition of Synrad and the product mix.

     Selling and marketing expenses increased to $2.8 million in the quarter ended March 31, 1999 from $2.3 million in the quarter ended March 31, 1998. The increase of $492 thousand or 21.4% is primarily attributable to the acquisition of Synrad. Selling and marketing expense as a percentage of sales decreased to 14.0% for the quarter ended March 31,1999 from 16.1% for the comparable period in the prior year.

     General and administrative expenses increased $368 thousand or 28.6% from $1.28 million in the quarter ended March 31, 1998 to $1.65 million in the current period. The increase is primarily attributable to the acquisition of Synrad.

     Research and development costs for the quarter ended March 31, 1999 increased $555 thousand or 49.4% to $1.68 million from $1.12 million in the quarter ended March 31, 1998. The increase is primarily attributable to the acquisition of Synrad and increased research and development efforts.

     Interest expense was $30 thousand versus $4 thousand for the quarters ended March 31, 1999 and 1998, respectively. The increase of $26 thousand is due to the borrowings associated with the acquisition of Synrad.

     The decrease in interest income to $57 thousand in the quarter ended March 31, 1999 from $247 thousand in the same period of 1998, a decrease of $190 thousand, is primarily due to a decrease in the average investment balances resulting from the utilization of cash and investments for the acquisition of Synrad.

     Other expense resulted in a net expense of $27 thousand for the quarter ended March 31, 1999 as compared to a net expense of $14 thousand for the quarter ended March 31, 1998. This increase is primarily due to foreign currency transaction losses incurred by the Company's German subsidiary in the current quarter.


Liquidity and Capital Resources
 ...............................

     Working capital at March 31, 1999 was $24.6 million compared to $25.6 million at December 31, 1998. The decrease is primarily attributable to the payment of the $3.5 million loan offset by the net income this period.

     The Company anticipates spending approximately $3.5 million for capital expenditures in 1999 of which approximately $581 thousand was spent during the quarter ended March 31, 1999. The Company had capital expenditures of approximately $5.4 million for the year ended December 31, 1998 which included the purchase of two new buildings.

     The Company had no outstanding long-term debt and $15 million available on its line of credit as of March 31, 1999, as described in note C to the financial statements.

     The Company estimates that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.


Year 2000 Compliance
 ....................

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

     The Company's applicable current products are Year 2000 compliant.

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


Inflation
 .........

     In the opinion of management, inflation has not had a material effect on the operations of the Company.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          .................

          For information concerning Legal Proceedings, reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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


DATED:  May 4, 1999

EXCEL TECHNOLOGY, INC.



By:  /s/  J. Donald Hill
     ......................................
     J. Donald Hill, Chairman of the Board,
     Chief Executive Officer


By:  /s/ Antoine Dominic
     ......................................
     Antoine Dominic, President,
     Chief Operating Officer
     and Principal Accounting Officer








EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                 BASIC                     DILUTED

                           Three Months Ended        Three Months Ended
                                March 31,                 March 31,
                         .......................   ......................
                            1999        1998          1999         1998
                         ...........  ..........   ..........  ..........


Net earnings             $ 2,476,591   1,610,859    2,476,591   1,610,859
                         ...........  ..........   ..........  ..........
                         ...........  ..........   ..........  ..........

Weighted average common
  shares outstanding, net
  of treasury stock       11,067,212  11,343,143   11,067,212  11,343,143

Weighted average common
  share equivalents:
    Options and warrants           0           0      407,803     272,609
                         ...........  ..........   ..........  ..........

Weighted average common
  shares common share
  equivalents             11,067,212  11,343,143   11,475,015  11,615,752
                         ...........  ..........   ..........  ..........
                         ...........  ..........   ..........  ..........


Net earnings per share         $0.22       $0.14        $0.22       $0.14
                               .....       .....        .....       .....
                               .....       .....        .....       .....