Form 10-Q
period 1999-06-30
EXCEL TECHNOLOGY INC
filed 1999-08-05
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                          EXCEL TECHNOLOGY, INC.
          (Exact name of Registrant as specified in its Charter)

For the quarter ended June 30, 1999        Commission File Number 0-19306

          Delaware                                  11-2780242
(State or other jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                 Identification No.)


         41 Research Way                          (516) 784-6100
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


The number of shares of the Registrant's common stock outstanding as of August 3, 1999 was: 11,120,411.


                                CONTENTS
                                ........

                    PART I.   FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:                       Page

            Balance Sheets as of June 30, 1999 and December 31, 1998    3

            Statements of Earnings for the Three Months Ended
              June 30, 1999 and 1998                                    4
            Statements of Earnings for the Six Months Ended
              June 30, 1999 and 1998                                    5
            Statements of Cash Flows for the Six Months Ended
              June 30, 1999 and 1998                                    6

            Notes to Financial Statements                               7

Item 2.     Management's Discussion and Analysis of Financial
            .................................................
            Condition and Results of Operations                       9
            ...................................


                    PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                          12
            .................

Item 2.     Changes in Securities and Use of Proceeds                  12
            .........................................

Item 3.     Defaults upon Senior Securities                            12
            ...............................

Item 4.     Submission of Matters to a Vote of Security-Holders        12
            ...................................................

Item 5.     Other Information                                          12
            .................

Item 6.     Exhibits and Reports on Form 8-K                           12
            ................................

            (a) Exhibits - (11) Computation of net earnings per share  14
            (b) Reports on Form 8-K - None


PART I.  FINANCIAL INFORMATION
         .....................

Item 1.  Consolidated Financial Statements:
         .................................


                       CONSOLIDATED BALANCE SHEETS

                                             June 30, 1999   Dec. 31,1998
                                               (Unaudited)
                                            ...............  ............
Assets
 ......

Current assets:
  Cash and cash equivalents                    $ 4,669,689   $  5,839,339
  Accounts receivable, less allowance for
    doubtful accounts of $423,000 and $426,000
    in 1999 and 1998, respectively              15,716,796      3,383,865
  Inventories                                   15,592,526     15,672,576
  Deferred income taxes                            873,100        873,100
  Other current assets                             673,989        449,787
                       Total current assets     37,526,100     36,218,667
                                                ..........   ............

Property, plant and equipment, net              11,114,974     10,874,881
Other assets                                       367,619        497,664
Deferred income taxes                            1,371,000      1,371,000
Excess of cost over fair value of net assets
  of businesses acquired, net of accumulated
  amortization of $3,180,777 and $2,572,637
  in 1999 and 1998, respectively                21,722,812     22,330,952
                                                ..........   ............

                  Total assets                 $72,102,505   $ 71,293,164
                                                ..........   ............
                                                ..........   ............

Liabilities and Stockholders' Equity
 ....................................

Current liabilities:

  Notes payable                                $    53,227   $    105,304
  Accounts payable                               3,650,945      3,612,934
  Accrued expenses and other current liabilities 6,435,849      6,922,971
                                                ..........   ............

                  Total current liabilities     10,140,021     10,641,209
                                                ..........   ............

Long-term debt                                           0      3,500,000

Stockholders' equity:
  Preferred stock, par value $.001 per share;
    2,000,000 shares authorized, none issued             0              0
  Common stock, par value $.001 per share;
    20,000,000 shares authorized, 11,858,560
    and 11,810,349 issued in 1999 and 1998,
    respectively                                    11,859         11,810
  Additional paid-in capital                    49,377,917     49,116,700
  Retained earnings                             19,614,985     14,641,834
  Treasury stock, 757,763 shares in
    1999 and 1998                              (6,565,794)     6,565,794)
  Accumulated other comprehensive loss           (476,483)       (52,595)
                                                ..........   ............

Total stockholders' equity                      61,962,484     57,151,955
                                                ..........   ............
                  Total liabilities and
                    stockholders' equity      $ 72,102,505   $ 71,293,164
                                              ............   ............
                                              ............   ............





                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                                                  Three Months Ended
                                                        June 30
                                              ...........................
                                                   1999           1998
                                              ............   ............

Net sales and services                        $ 21,478,131   $ 14,375,482

Cost of sales and services                      11,044,136      7,414,009
                                              ............   ............

Gross profit                                    10,433,995      6,961,473

Operating expenses:
  Selling and marketing                          2,998,632      2,269,372
  General and administrative                     1,412,064      1,142,718
  Research and development                       1,983,846      1,143,194
  Amortization of excess cost over fair value
    of net assets of businesses acquired           304,070         92,426
                                              ............   ............

Earnings from operations                         3,735,383      2,313,763

Non-operating expenses (income):
  Interest expense                                   3,687          3,755
  Interest income                                 (50,156)      (238,713)
  Other expense (income), net                       55,643       (29,226)
                                              ............   ............

Earnings before provision for income taxes       3,726,209      2,577,947

Provision for income taxes                       1,229,649        900,992
                                              ............   ............

Net earnings                                  $  2,496,560   $  1,676,955
                                              ............   ............
                                              ............   ............

Earnings per share:

Basic earnings per common share                      $0.23          $0.15
                                                     .....          .....
                                                     .....          .....

Weighted average common shares outstanding      11,089,359     11,221,172
                                              ............   ............
                                              ............   ............

Diluted earnings per common share                    $0.22          $0.15
                                                     .....          .....
                                                     .....          .....
Weighted average common shares and
  common share equivalents                      11,554,353     11,437,133
                                              ............   ............
                                              ............   ............


                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                                                    Six Months Ended
                                                        June 30
                                              ...........................
                                                  1999            1998
                                              ............   ............

Net sales and services                        $ 41,496,305   $ 28,674,645

Cost of sales and services                      20,936,330     14,639,379
                                              ............   ............

Gross profit                                    20,559,975     14,035,266

Operating expenses:
  Selling and marketing                          5,792,851      4,571,817
  General and administrative                     3,064,825      2,427,479
  Research and development                       3,662,195      2,266,417
  Amortization of excess cost over fair value
    of net assets of businesses acquired           608,140        184,852
                                              ............   ............

Earnings from operations                         7,431,964      4,584,701

Non-operating expenses (income):
  Interest expense                                  33,728          7,903
  Interest income                                (107,206)      (485,594)
  Other expense (income), net                       82,829       (15,233)
                                              ............   ............

Earnings before provision for income taxes       7,422,613      5,077,625

Provision for income taxes                       2,449,462      1,789,811
                                              ............   ............

Net earnings                                  $  4,973,151   $  3,287,814
                                              ............   ............
                                              ............   ............

Earnings per share:

Basic earnings per common share                      $0.45          $0.29
                                                     .....          .....
                                                     .....          .....

Weighted average common shares outstanding      11,078,347     11,281,820
                                              ............   ............
                                              ............   ............

Diluted earnings per common share                    $0.43          $0.29
                                                     .....          .....
                                                     .....          .....

Weighted average common shares and
  common share equivalents                      11,515,568     11,528,570
                                              ............   ............
                                              ............   ............


                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                    Six Months Ended
                                                        June 30
                                              ...........................
                                                  1999            1998
                                              ............   ............

Cash flows from operating activities:
Net earnings                                  $  4,973,151   $  3,287,814
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization              1,573,445        773,249
      Provision for bad debts                       18,922          8,286
      Changes in operating assets and
        liabilities:
          Increase in accounts receivable      (2,351,853)      (454,897)
          Decrease in inventories                   80,050        431,817
          (Increase) decrease in other current
            assets                               (224,202)        193,108
          Decrease in other assets                 130,045        106,639
          Increase in accounts payable              38,011        235,725
          (Decrease) increase in accrued
            expenses and other current
            liabilities                          (487,122)        787,339
                                              ............   ............

     Net cash provided by operating activities   3,750,447      5,369,080
                                              ............   ............

Cash flows from investing activities:
  Purchases of property, plant and equipment   (1,205,398)    (4,821,373)
  Redemption of investments, net                         0      2,537,053
                                              ............   ............

     Net cash used in investing activities     (1,205,398)    (2,284,320)
                                              ............   ............

Cash flows from financing activities:
  Purchase of treasury stock                             0    (2,192,120)
  Proceeds from exercise of common stock
    options and warrants                           261,266        240,156
  Payments of notes payable                       (52,077)       (37,945)
  Payments of long-term debt
    (revolving credit line)                    (3,500,000)              0
                                              ............   ............

     Net cash used in financing activities     (3,290,811)    (1,989,909)
                                              ............   ............

Effect of exchange rate changes on assets and
  liabilities including cash and cash
    equivalents                                  (423,888)          3,280
                                              ............   ............
Net (decrease) increase in cash
  and cash equivalents                         (1,169,650)      1,098,131

Cash and cash equivalents, beginning of period   5,839,339      6,331,159
                                              ............   ............

Cash and cash equivalents, end of period      $  4,669,689   $  7,429,290
                                              ............   ............
                                              ............   ............

Supplemental disclosure of cash flow information:
 .................................................

Cash paid for:
  Interest                                    $     33,728   $      7,903
  Income taxes                                $  2,579,472   $  1,173,606


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


A.     CONSOLIDATED FINANCIAL STATEMENTS:
       ..................................


     The consolidated balance sheet as of June 30, 1999, the consolidated statements of earnings for the three months and six months ended June 30, 1999 and June 30, 1998 and the consolidated statements of cash flows for the six months ended June 30, 1999 and June 30, 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows (unaudited) at June 30, 1999 and for all periods presented.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.


B.     INVENTORIES
       ...........


     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:
                                        June 30, 1999   December 31, 1998
                                        .............   .................

          Raw Materials                 $   7,714,314       $   7,555,877
          Work in Process                   6,186,125           6,294,045
          Finished Goods                    1,279,328           1,260,475
          Consigned Inventory                 412,759             562,179
                                        .............       .............
                                        $  15,592,526       $  15,672,576
                                        .............       .............
                                        .............       .............

C.     LONG-TERM DEBT
       ..............

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of either the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including the prohibition of the payment of dividends, and requires payment of interest on a quarterly basis. During the quarter ended March 31, 1999, the Company prepaid all of its outstanding long-term debt of $3,500,000. As of June 30, 1999 the Company had no borrowings and had all of its $15 million available on its line of credit.


D.     ACQUISITIONS
       ............

     On August 14, 1998, the Company acquired substantially all of the assets and properties of Synrad Inc. ("Synrad"), a company engaged in the business of developing, manufacturing and marketing sealed CO2 lasers and related accessories, for $21.7 million in cash, which includes transaction costs, and the repayment of certain of Synrad's outstanding debt. In addition, the Company assumed certain liabilities including trade payables, accrued expenses and other specified liabilities. The Company funded the acquisition of Synrad by utilizing its own cash and by borrowing $6.5 million on its credit facility all of which was repaid as of March 31, 1999. (See Note C). The acquisition was accounted for as a purchase. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The total cost of the acquisition was $21.7 million of which $4.8 million was allocated to identifiable net tangible assets. The remaining balance of $16.9 million represents the excess of the purchase price over the fair value of the net assets acquired, which is being amortized on a straight line basis over 20 years.
The following unaudited pro forma consolidated results of operations assume the acquisition of Synrad had been made at the beginning of the period ended June 30, 1998 and reflects the historical results of operations of the purchased business adjusted for the increased interest expense as a result of the borrowings, reduced interest income, amortization expense and income tax expense.

                                                 Pro Forma
                                             Six Months Ended
                                              June 30, 1998
                                             ................

          Net sales and services            $    42,498,351
          Net earnings                      $     3,238,912
          Basic earnings per common share   $          0.29
          Diluted earnings per common share $          0.28


     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period.


E.     COMPREHENSIVE INCOME
       ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $4,549,263 and $3,291,094 for the six months ended June 30, 1999 and 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
 .....................

     Net sales and services for the quarter ended June 30, 1999 increased $7.1 million or 49.3% to $21.5 million from $14.4 million for the comparable period in the prior year. For the six months ended June 30, 1999, net sales and services were $41.5 million, an increase of $12.8 million or 44.6% from $28.7 million in the six months ended June 30, 1998. The increase is primarily attributable to the acquisition of Synrad.

     Gross margins as a percentage of sales increased to 48.6% for the quarter ended June 30, 1999 as compared to 48.4% in the same period in the prior year. For the six months ended June 30, 1999, gross margins as a percentage of sales increased to 49.5% from 48.9% in the same six months ended June 30, 1998. The decrease in cost as a percentage of sales is primarily due to the acquisition of Synrad and the product mix. Selling and marketing expenses increased to $3.0 million in the quarter ended June 30, 1999 from $2.3 million in the quarter ended June 30, 1998. Selling and marketing expense as a percentage of sales decreased to 14.0% for the quarter ended June 30,1999 from 15.8% for the comparable period in the prior year. For the six months ended June 30, 1999, selling and marketing expenses increased to $5.8 million from $4.6 million in 1998. Selling and marketing expenses as a percentage of sales for the six months were 14.0% in 1999 and 15.9% in 1998. The decrease is primarily attributable to the acquisition of Synrad which has lower variable selling expenses.

     General and administrative expenses increased $269 thousand or 23.5% from $1.1 million in the quarter ended June 30, 1998 to $1.4 million in the current period. For the six months June 30, 1999, general and administrative expense increased $638 thousand to $3.1 million from $2.4 million in 1998. The increase is primarily attributable to the acquisition of Synrad and the costs associated with the startup of Excel Technology, Asia.

     Research and development costs for the quarter ended June 30, 1999 increased $841 thousand or 73.6% to $2.0 million from $1.1 million in the quarter ended June 30, 1998. For the six months ended June 30, 1999, research and development expenses increased $1.4 million or 61.6% to $3.7 million from $2.3 million in 1998. The increase is primarily attributable to the acquisition of Synrad and increased research and development efforts.

     Interest expense was comparable at $4 thousand for both quarters ended June 30, 1999 and 1998. For the six months ended June 30, 1999, interest expense was $34 thousand versus $8 thousand for the six months ended June 30, 1998. The increase of $26 thousand is due to the borrowings associated with the acquisition of Synrad.

     Interest income decreased to $50 thousand in the quarter ended June 30, 1999, from $239 thousand in the same period of 1998, a decrease of $189 thousand. For the six months ended June 30, 1999 and 1998, interest income was $107 thousand and $486 thousand, respectively. The decrease is primarily due to a decrease in the average investment balances resulting from the utilization of cash and investments for the acquisition of Synrad.

     Other income/expense resulted in a net expense of $56 thousand for the quarter ended June 30, 1999 as compared to income of $29 thousand for the quarter ended June 30, 1998. Other income/expense for the six months ended June 30, 1999 and 1998 was expense of $83 thousand and income of $15 thousand. This increase in expense is primarily due to foreign currency transaction losses incurred by the Company's German subsidiary.

Liquidity and Capital Resources
 ...............................

     Working capital at June 30, 1999 was $27.4 million compared to $25.6 million at December 31, 1998. The increase is primarily attributable to the current year net income and the proceeds from the exercise of common stock options offset by the payment of the $3.5 million loan.

     The Company anticipates spending approximately $3.0 million for capital expenditures in 1999 of which approximately $1.2 million was spent during the six months ended June 30, 1999. The Company had capital expenditures of approximately $5.4 million for the year ended December 31, 1998, which included the purchase of two new buildings.

     The Company had no outstanding long-term debt and $15 million available on its line of credit as of June 30, 1999, as described in note C to the consolidated financial statements.

     The Company estimates that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.

Year 2000 Compliance
 ....................

     In 1997, the Company commenced a Year 2000 date conversion project to address necessary changes, testing and implementation with respect to its internal computer systems. Project completion is scheduled for September 1999. To date, the cost of this project has not been material to the Company's results of operations and liquidity and the Company does not anticipate that the cost of completing the project will be material to its results of operations or liquidity in 1999. Management anticipates that the Company's Year 2000 date conversion project as it relates to the Company's internal systems will be completed on a timely basis.

     The Company believes its applicable current products are Year 2000 compliant.

     The Company is currently seeking information regarding Year 2000 compliance from vendors, customers and manufacturers associated with the Company. Upon completion of the Company's Year 2000 project which is scheduled for September 1999, the Company will consider the need to develop contingency plans to address the failure of timely conversion of its and/or third-party systems with respect to the Year 2000 issue. However, given the reliance on third-party information as it relates to their compliance programs and the difficulty of determining potential errors on the part of the external service suppliers, no assurance can be given that the Company's information systems or operations will not be affected by mistakes, if any, of third parties or third-party failures to complete the Year 2000 project on a timely basis. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

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

         None.

Item 3.  Defaults upon Senior Securities
         ...............................

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders
         ...................................................

         The Annual Meeting of Stockholders of Excel Technology, Inc. was held on June 22, 1999. For election of the Board of Directors to serve until the next Annual Meeting and until their successors are duly elected and qualified, the votes were as follows: J. Donald Hill - votes for 9,935,767, votes withheld 36,016; Antoine Dominic - votes for 9,935,767, votes withheld 36,016; Steven Georgiev - votes for 9,935,767, votes withheld 36,016; Howard S. Breslow - votes for 9,935,767, votes withheld 36,016; Jan Melles - votes for 9,935,767, votes withheld 36,016 and
Joseph J. Ortego - votes for 9,935,740, votes withheld 36,043. For the ratification of the appointment of KPMG LLP as independent auditors for the year ending December 31, 1999, 9,936,926 shares were voted in favor of election, 19,429 were voted against and 15,428 shares abstained from voting.

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


DATED:     August 5, 1999


EXCEL TECHNOLOGY, INC.


By:  /s/  J. Donald Hill
     ....................................

     J. Donald Hill, Chairman of the Board,
     Chief Executive Officer


By:  /s/ Antoine Dominic
     ................................
     Antoine Dominic, President,
     Chief Operating Officer
     and Principal Accounting Officer





EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                  BASIC                      DILUTED
                            Three Months Ended         Three Months Ended
                                 June 30,                   June 30,
                        ........................   ......................

                             1999        1998         1999        1998
                        ............  ..........   ..........  ..........


Net earnings            $  2,496,560   1,676,955    2,496,560   1,676,955
                        ............  ..........   ..........  ..........
                        ............  ..........   ..........  ..........

Weighted average common
  shares outstanding,
  net of treasury stock   11,089,359  11,221,172   11,089,359  11,221,172

Weighted average common
  share equivalents:
    Options and warrants           0           0      464,994     215,961

Weighted average common
  shares and common share
  equivalents             11,089,359  11,221,172   11,554,353  11,437,133
                        ............  ..........   ..........  ..........
                        ............  ..........   ..........  ..........


Net earnings per share         $0.23       $0.15        $0.22       $0.15
                               .....       .....        .....       .....
                               .....       .....        .....       .....



                                  BASIC                    DILUTED
                            Six Months Ended          Six Months Ended
                                 June 30,                   June 30,
                        ........................   ......................

                             1999        1998         1999        1998
                        ............  ..........   ..........  ..........

Net earnings            $  4,973,151   3,287,814    4,973,151   3,287,814
                        ............  ..........   ..........  ..........
                        ............  ..........   ..........  ..........

Weighted average common
  shares outstanding,
  net of treasury stock   11,078,347  11,281,820   11,078,347  11,281,820

Weighted average common
  share equivalents:

    Options and warrants           0           0      437,221     246,750

Weighted average common
  shares and common share
  equivalents             11,078,347  11,281,820   11,515,568  11,528,570
                        ............  ..........   ..........  ..........
                        ............  ..........   ..........  ..........


Net earnings per share         $0.45       $0.29        $0.43       $0.29
                               .....       .....        .....       .....
                               .....       .....        .....       .....