Form 10-Q
period 1999-09-30
EXCEL TECHNOLOGY INC
filed 1999-11-08
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.

         (Exact name of Registrant as specified in its Charter)


For the quarter ended September 30, 1999   Commission File Number 0-19306

              Delaware                                11-2780242
    (State or other jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)               Identification No.)


        41 Research Way                             (631) 784-6100
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

                              Yes [X]  No [ ]

The number of shares of the Registrant's common stock outstanding as of November 5, 1999 was: 11,909,243.


                                CONTENTS

                   PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:                          Page
         .................................

         Balance Sheets as of September 30, 1999 (unaudited)
           and December 31, 1998                                        3

         Statements of Earnings (unaudited) for the
           Three Months Ended September 30, 1999 and 1998               4

         Statements of Earnings (unaudited) for the Nine Months
           Ended September 30, 1999 and 1998                            5

         Statements of Cash Flows (unaudited) for the Nine Months
         Ended September 30, 1999 and 1998                              6

         Notes to Financial Statements (unaudited)                      7

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
           Condition and Results of Operations                          9
           ...................................

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    12
         ..........................................................

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             13
         .................

Item 2.  Changes in Securities and Use of Proceeds                     13
         .........................................

Item 3.  Defaults upon Senior Securities                               13
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders           13
         ...................................................

Item 5.  Other Information                                             13
         .................

Item 6.  Exhibits and Reports on Form 8-K                              13
         ................................

         Index to Exhibits                                             15

         (a) Exhibits - (11) Computation of net earnings per share     16

                        (27) Financial Data Schedule

         (b) Reports on Form 8-K - None



PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

                       CONSOLIDATED BALANCE SHEETS

                                         Sept. 30, 1999     Dec. 31, 1998
                                         ..............     .............
                                          (Unaudited)

Assets
 .......

Current assets:
  Cash and cash equivalents              $   7,852,450      $   5,839,339
  Accounts receivable, less allowance
    for doubtful accounts of $434,000
    and $426,000 in 1999 and 1998,
    respectively                            18,486,344         13,383,865
  Inventories                               14,363,714         15,672,576
  Deferred income taxes                        873,100            873,100
  Other current assets                         582,294            449,787
                                         .............      .............
          Total current assets              42,157,902         36,218,667
                                         .............      .............
Property, plant and equipment, net          10,932,505         10,874,881
Other assets                                   357,786            497,664
Deferred income taxes                        1,371,000          1,371,000
Excess of cost over fair value of net
  assets of businesses acquired, net of
  accumulated amortization of $3,484,847
  and $2,572,637 in 1999 and 1998,
  respectively                              21,618,742         22,330,952
                                         .............      .............

          Total assets                   $  76,437,935      $  71,293,164
                                         .............      .............
                                         .............      .............

Liabilities and Stockholders' Equity
 ....................................
Current liabilities:
  Notes payable                          $      39,888      $     105,304
  Accounts payable                           3,155,436          3,612,934
  Accrued expenses and other current
    liabilities                              7,943,582          6,922,971
                                         .............      .............

          Total current liabilities         11,138,906         10,641,209
                                         .............      .............

Long-term debt                                       0          3,500,000
Stockholders' equity:
  Preferred stock, par value $.001 per
    share; 2,000,000 shares authorized,
    none issued                                      0                  0
  Common stock, par value $.001 per share;
    20,000,000 shares authorized,
    11,893,573 and 11,810,349 issued in
    1999 and 1998, respectively                 11,894             11,810
  Additional paid-in capital                49,607,424         49,116,700
  Retained earnings                         22,929,600         14,641,834
  Treasury stock, 789,463 and 757,763
    shares in 1999 and 1998, respectively  (6,913,803)        (6,565,794)
  Accumulated other comprehensive loss       (336,086)           (52,595)
                                         .............      .............
Total stockholders' equity                  65,299,029         57,151,955
                                         .............      .............
          Total liabilities and
            stockholders' equity        $   76,437,935      $  71,293,164
                                         .............      .............
                                         .............      .............


                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)
                                                   Three Months Ended
                                                      September 30
                                            .............................
                                                 1999            1998
                                            .............   .............

Net sales and services                     $   23,546,481  $   17,512,016

Cost of sales and services                     11,795,346       8,880,054
                                            .............   .............

Gross profit                                   11,751,135       8,631,962

Operating expenses:
  Selling and marketing                         2,894,980       2,423,757
  General and administrative                    1,863,880       1,468,915
  Research and development                      1,807,940       1,552,216
  Amortization of excess cost over
    fair value of net assets of
    businesses acquired                           304,070         234,426
                                            .............   .............

Earnings from operations                        4,880,265       2,952,648

Non-operating expenses (income):
  Interest expense                                  9,010          68,940
  Interest income                                (92,627)       (169,513)
  Other expense (income), net                      16,695        (14,778)
                                            .............   .............

Earnings before provision for income taxes      4,947,187       3,067,999

Provision for income taxes                      1,632,572       1,073,800
                                            .............   .............

Net earnings                               $    3,314,615   $   1,994,199
                                            .............   .............
                                            .............   .............

Earnings per share:
  Basic earnings per common share                   $0.30           $0.18
                                                    .....           .....
                                                    .....           .....

Weighted average common shares outstanding     11,103,210      11,152,000
                                            .............   .............
                                            .............   .............

Diluted earnings per common share                   $0.29           $0.18
                                                    .....           .....
                                                    .....           .....

Weighted average common shares and
  common share equivalents                     11,616,334      11,253,000
                                            .............   .............
                                            .............   .............



                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)
                                                    Nine Months Ended
                                                      September 30
                                            .............................
                                                 1999            1998
                                            .............   .............

Net sales and services                      $  65,042,786   $  46,186,661

Cost of sales and services                     32,731,676      23,519,433
                                            .............   .............

Gross profit                                   32,311,110      22,667,228

Operating expenses:
  Selling and marketing                         8,687,831       6,995,574
  General and administrative                    4,928,705       3,896,394
  Research and development                      5,470,135       3,818,633
  Amortization of excess cost over
    fair value of net assets of businesses
    acquired                                      912,210         419,278
                                            .............   .............
Earnings from operations                       12,312,229       7,537,349

Non-operating expenses (income):
  Interest expense                                 42,738          76,843
  Interest income                               (199,833)       (655,107)
  Other expense (income), net                      99,524        (30,011)
                                            .............   .............

Earnings before provision for income taxes     12,369,800       8,145,624

Provision for income taxes                      4,082,034       2,863,611
                                            .............   .............

Net earnings                                $   8,287,766   $   5,282,013
                                            .............   .............
                                            .............   .............

Earnings per share:
Basic earnings per common share                     $0.75           $0.47
                                                    .....           .....
                                                    .....           .....
Weighted average common shares outstanding     11,086,726      11,238,000
                                            .............   .............
                                            .............   .............

Diluted earnings per common share                   $0.72           $0.46
                                                    .....           .....
                                                    .....           .....

Weighted average common shares and
  common share equivalents                     11,551,335      11,437,000
                                            .............   .............
                                            .............   .............



                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                    Nine Months Ended
                                                      September 30
                                            .............................
                                                 1999            1998
                                            .............   .............

Cash flows from operating activities:
Net earnings                                $   8,287,766   $   5,282,013
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
  Depreciation and amortization                 2,190,462       1,452,484
  Provision for bad debts                          32,999          12,473
  Changes in operating assets and
    liabilities, net of effects of
    acquisitions:
      Increase in accounts receivable         (5,135,478)        (61,261)
      Decrease in inventories                   1,308,862          65,491
      (Increase) decrease in other
        current assets                          (132,507)          94,889
      Decrease in other assets                    139,878           3,393
      Decrease in accounts payable              (457,498)       (579,297)
      Increase in accrued expenses and
        other current liabilities               1,020,611       1,174,520
                                            .............   .............
          Net cash provided by operating
            activities                          7,255,095       7,444,705
                                            .............   .............
Cash flows from investing activities:
  Cash paid for acquisition - Synrad                    0    (21,728,055)
  Purchases of property, plant and equipment  (1,535,876)     (5,036,262)
  Redemption of investments, net                        0      13,967,881
                                            .............   .............
          Net cash used in investing
            activities                        (1,535,876)    (12,796,436)
                                            .............   .............
Cash flows from financing activities:
  Purchase of treasury stock                    (348,009)     (2,421,403)
  Proceeds from exercise of common stock
    options and warrants                          490,808        262,500
  Payments of notes payable                      (65,416)       (278,154)
  (Payments of) proceeds from long-term
    debt and revolving credit line            (3,500,000)       6,500,000
                                            .............   .............

          Net cash (used in) provided by
            financing activities              (3,422,617)       4,062,943
                                            .............   .............

Effect of exchange rate changes on assets
  and liabilities including cash and cash
    equivalents                                 (283,491)         279,475
                                            .............   .............
Net increase (decrease) in cash and cash
  equivalents                                   2,013,111     (1,009,313)

Cash and cash equivalents,
  beginning of period                           5,839,339       6,331,159
                                            .............   .............

Cash and cash equivalents, end of period    $   7,852,450   $   5,321,846
                                            .............   .............
                                            .............   .............

Supplemental disclosure of cash flow
  information:
Cash paid for:
  Interest                                  $      75,919   $      21,243
  Income taxes                              $   3,954,309   $   1,516,526



               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

A.  CONSOLIDATED FINANCIAL STATEMENTS:
    .................................

     The consolidated balance sheet as of September 30, 1999, the consolidated statements of earnings for the three months and nine months ended September 30, 1999 and September 30, 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and September 30, 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows at
September    30, 1999 and for all periods presented.

    For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.


B.  INVENTORIES
    ...........

    Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:

                                    September 30, 1999  December 31, 1998
                                    ..................  .................

  Raw Materials                            $ 7,082,664        $ 7,555,877
  Work in Process                            5,302,472          6,294,045
  Finished Goods                             1,631,151          1,260,475
  Consigned Inventory                          347,427            562,179
                                           ...........        ...........

                                           $14,363,714        $15,672,576
                                           ...........        ...........
                                           ...........        ...........
C.  LONG-TERM DEBT
    ..............

    On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of either the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including the prohibition of the payment of dividends, and requires payment of interest on a quarterly basis. During the quarter ended March 31, 1999, the Company prepaid all of its outstanding long-term debt of $3,500,000. As of September 30, 1999 the Company had no borrowings and had all of its $15 million available on its line of credit.


D.  ACQUISITIONS
    ............

     On August 14, 1998, the Company acquired substantially all of the assets and properties of Synrad Inc. ("Synrad"), a company engaged in the business of developing, manufacturing and marketing sealed CO2 lasers and related accessories, for $21.7 million in cash, which includes transaction costs and the repayment of certain of Synrad's outstanding debt. In addition, the Company assumed certain liabilities including trade payables, accrued expenses and other specified liabilities. The Company funded the acquisition of Synrad by utilizing its own cash and by borrowing $6.5 million on its credit facility all of which was repaid as of March 31, 1999. (See Note C). The acquisition was accounted for as a purchase. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The total cost of the acquisition was $21.7 million of which $4.8 million was allocated to identifiable net tangible assets. The remaining balance of $16.9 million represents the excess of the purchase price over the fair value of the net assets acquired, which is being amortized on a straight line basis over 20 years. During 1999, the Company recorded an adjustment to the initial allocation of the purchase price which resulted in a $200 thousand increase to the cost in excess of fair value of assets acquired.

    The following unaudited pro forma consolidated results of operations assume the acquisition of Synrad had been made at the beginning of the period ended September 30, 1998 and reflects the historical results of operations of the purchased business adjusted for the increased interest expense as a result of the borrowings, reduced interest income, amortization expense and income tax expense.

                                        Pro Forma
                                      Nine Months Ended
                                      September 30, 1998
                                      ..................
  Net sales and services                $  62,225,411
  Net earnings                          $   5,328,370
  Basic earnings per common share       $        0.47
  Diluted earnings per common share     $        0.47

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period.


E.  COMPREHENSIVE INCOME
    ....................

    Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $8,004,275 and $5,561,488 for the nine months ended September 30, 1999 and 1998, respectively.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ...............................................................
           Results of Operations
           .....................

Results of Operations
 .....................

    Net sales and services for the quarter ended September 30, 1999 increased $6.0 million or 34.5% to $23.5 million from $17.5 million for the comparable period in the prior year. For the nine months ended September 30, 1999, net sales and services were $65.0 million, an increase of $18.8 million or 40.8% from $46.2 million in the nine months ended September 30, 1998. The increase is primarily attributable to the effect of having Synrad for the full quarter ended September 30, 1999 versus only two months during the quarter ended September 30, 1998. Most of the operating divisions experienced increases in net sales and services during the quarter and nine month periods ended September 30, 1999.

    Gross margins as a percentage of sales increased to 49.9% for the quarter ended September 30, 1999 as compared to 49.3% in the same period in the prior year. For the nine months ended September 30, 1999, gross margins as a percentage of sales increased to 49.7% from 49.0% for the nine months ended September 30, 1998. The decrease in cost as a percentage of sales is primarily due to the product mix and the increase in sales volume during the periods in comparison.

    Selling and marketing expenses increased to $2.9 million in the quarter ended September 30, 1999 from $2.4 million in the quarter ended September 30, 1998. Selling and marketing expense as a percentage of sales decreased to 12.3% for the quarter ended September 30,1999 from 13.8% for the comparable period in the prior year. For the nine months ended September 30, 1999, selling and marketing expenses increased to $8.7 million from $7.0 million in 1998. Selling and marketing expenses as a percentage of sales for the nine months were 13.4% in 1999 and 15.1% in 1998. The increase in selling and marketing expenses is primarily attributable to the increased variable costs associated with the increased sales volume. The decrease in selling and marketing expenses as a percentage of sales is primarily attributable to the acquisition of Synrad which has lower variable selling expenses.

    General and administrative expenses increased $395 thousand or 26.9% from $1.5 million in the quarter ended September 30, 1998 to $1.9 million in the current period. For the nine months September 30, 1999, general and administrative expense increased $1.0 million to $4.9 million from $3.9 million in 1998. The increase is primarily associated with having Synrad for the full quarter ended September 30, 1999 compared to only two months of the quarter ended September 30, 1998. In addition, bonus expenses, which are tied to profits, increased as profits were higher for both the three and nine months ended September 30, 1999.

    Research and development costs for the quarter ended September 30, 1999 increased $256 thousand or 16.5% to $1.8 million from $1.6 million in the quarter ended September 30, 1998. For the nine months ended September 30, 1999, research and development expenses increased $1.7 million or 43.2% to $5.5 million from $3.8 million in 1998. The increase is primarily attributable to the full effect of Synrad.

    Interest expense was $9 thousand and $69 thousand for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, interest expense was $43 thousand versus $77 thousand for the nine months ended September 30, 1998. The decrease of $34 thousand for the nine month period is due to the prepayment of long-term bank debt during the quarter ended March 31, 1999.

    Interest income decreased to $93 thousand in the quarter ended September 30, 1999, from $170 thousand in the same period of 1998, a decrease of $77 thousand. For the nine months ended September 30, 1999 and 1998, interest income was $200 thousand and $655 thousand, respectively. The decreases are primarily due to a decrease in the average investment balances resulting from the utilization of cash and investments for the acquisition of Synrad.

    Other income/expense resulted in a net expense of $17 thousand for the quarter ended September 30, 1999 as compared to income of $15 thousand for the quarter ended September 30, 1998. Other income/expense for the nine months ended September 30, 1999 and 1998, respectively, was expense of $100 thousand and income of $30 thousand. This increase in expense is primarily due to foreign currency transaction losses incurred by the Company's German subsidiary.


Liquidity and Capital Resources
 ...............................

    Working capital at September 30, 1999 was $31.0 million compared to $25.6 million at December 31, 1998. The increase is primarily attributable to the current year net income and the proceeds from the exercise of common stock options offset by the payment of the $3.5 million loan; property, plant and equipment expenditures of $1.5 million and the purchase of treasury stock of $348 thousand.

    The Company anticipates spending approximately $2.0 million for capital expenditures in 1999 of which approximately $1.5 million was spent during the nine months ended September 30, 1999. The Company had capital expenditures of approximately $5.4 million for the year ended December 31, 1998, which included the purchase of two new buildings.

    The Company had no outstanding long-term debt and $15 million available on its line of credit as of September 30, 1999, as described in note C to the consolidated financial statements.

    The Company estimates that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.

Year 2000 Compliance
 ....................

    In 1997, the Company commenced a Year 2000 date conversion project to address necessary changes, testing and implementation with respect to its internal computer systems. Project completion is scheduled for November 30, 1999. To date, the cost of this project has not been material to the Company's results of operations and liquidity and the Company does not anticipate that the cost of completing the project will be material to its results of operations or liquidity in 1999. Management anticipates that the Company's Year 2000 date conversion project as it relates to the Company's internal systems will be completed on a timely basis.

    The Company believes its applicable current products are Year 2000 compliant.

    The Company is currently seeking information regarding Year 2000 comp liance from vendors, customers and manufacturers associated with the Company. Upon completion of the Company's Year 2000 project which is scheduled for November 30, 1999, the Company will consider the need to develop contingency plans to address the failure of timely conversion of its and/or third-party systems with respect to the Year 2000 issue. However, given the reliance on third-party information as it relates to their compliance programs and the difficulty of determining potential errors on the part of the external service suppliers, no assurance can be given that the Company's information systems or operations will not be affected by mistakes, if any, of third parties or third-party failures to complete the Year 2000 project on a timely basis. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

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

Forward-Looking Statements
 ..........................

    The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to generic economic and business conditions could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ..........................................................

         Not applicable.


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

                        (27) Financial Data Schedule

         (b) Reports on Form 8-K - None


                               SIGNATURES
                               ..........

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:   November 8, 1999

         EXCEL TECHNOLOGY, INC.

         By:  /s/ J. Donald Hill
            ......................................
            J. Donald Hill, Chairman of the Board,
            Chief Executive Officer


         By:  /s/ Antoine Dominic
              ....................................
         Antoine Dominic, President,
         Chief Operating Officer
         and Principal Accounting Officer


                            INDEX TO EXHIBITS

Exhibit Number:

11   Computation of Net Earnings per Share

27  Financial Data Schedule


EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                   BASIC                 DILUTED
                             Three Months Ended     Three Months Ended
                               September 30,           September 30,
                          .......................  ......................
                             1999        1998        1999        1998
                          ...........  ..........  ..........  ..........
Net earnings              $ 3,314,615   1,994,199   3,314,615   1,994,199
                          ...........  ..........  ..........  ..........
                          ...........  ..........  ..........  ..........
Weighted average common
  shares outstanding       11,103,210  11,152,000  11,103,210  11,152,000

Weighted average common
  share equivalents:
    Options and warrants            0           0     513,124     101,000
                          ...........  ..........  ..........  ..........

Weighted average common
  shares and common share
  equivalents              11,103,210  11,152,000  11,616,334  11,253,000
                          ...........  ..........  ..........  ..........
                          ...........  ..........  ..........  ..........

Net earnings per share          $0.30       $0.18       $0.29       $0.18
                                .....       .....       .....       .....
                                .....       .....       .....       .....


                                   BASIC                  DILUTED
                             Nine Months Ended       Nine Months Ended
                               September 30,           September 30,
                          .......................  ......................
                             1999        1998        1999        1998
                          ...........  ..........  ..........  ..........

Net earnings              $ 8,287,766   5,282,013   8,287,766   5,282,013
                          ...........  ..........  ..........  ..........
                          ...........  ..........  ..........  ..........

Weighted average common
  shares outstanding       11,086,726  11,238,000  11,086,726  11,238,000

Weighted average common
  share equivalents:
    Options and warrants            0           0     464,609     199,000
                          ...........  ..........  ..........  ..........

Weighted average common
  shares and common share
    equivalents            11,086,726  11,238,000  11,551,335  11,437,000
                          ...........  ..........  ..........  ..........
                          ...........  ..........  ..........  ..........

Net earnings per share          $0.75       $0.47       $0.72       $0.46
                                .....       .....       .....       .....
                                .....       .....       .....       .....