Form 10-K
period 1999-12-31
EXCEL TECHNOLOGY INC
filed 2000-03-06
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

                    FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 1999
                          ......................
OR

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

                            Yes [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $276,917,294 based on the average bid and ask price as reported by NASDAQ on March 3, 2000.

The number of shares of the Registrant's common stock outstanding as of March 3, 2000 was: 11,350,071.


                 DOCUMENTS INCORPORATED BY REFERENCE:
Definitive Proxy Statement to be filed in connection with the Registrant's 2000 Annual Meeting of Stockholders (incorporated by reference under Part III.)

                                 PART I


     This Annual Report on Form 10-K (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans, and expectations that are or may be deemed to be "forward-looking statements". Such statements, including statements regarding capital expenditures, competition, products under development, and the company's ability to obtain spare parts and fill its current backlog; are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

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

     In October 1992, the Company acquired Quantronix Corporation, a Delaware corporation ("Quantronix"), for Common Stock and warrants of the Company valued at approximately $9 million, in a transaction pursuant to which Quantronix became a wholly owned subsidiary of the Company. The acquisition of Quantronix and its wholly-owned subsidiaries, Control Laser Corporation, located in Orlando, Florida ("Control Laser"), Excel Technology Europe (previously named Quantronix GmbH), located in Germany ("Excel Technology Europe"), and The Optical Corporation, located in Oxnard, California ("Optical"), provided the Company with its industrial, scientific and semiconductor product lines, supplemented the Company's dental products and provided the Company with a significant revenue base as well as established manufacturing, engineering, marketing and customer service capabilities.

     On February 14, 1995, the Company acquired Cambridge Technology, Inc. ("Cambridge"), located in Cambridge, Massachusetts. Cambridge is engaged primarily in the manufacture of laser scanners, essential components to moving a laser beam with precision at a specified speed. These products have both industrial and consumer applications, such as laser marking and etching, high-density laser printing and writing, digitized x-ray imaging and entertainment laser light shows and displays. The acquisition allowed the Company to expand into new markets and enhanced its market position in the industrial business. The Company acquired all of the outstanding shares of capital stock of Cambridge in exchange for $4.75 million, consisting of $4.5 million in cash (of which $3.5 million was paid on February 14, 1995) and $250 thousand in shares of Common Stock (which was paid on February 14, 1995). Of the balance due, $600 thousand was paid in March 1996 and $400 thousand was paid in February 1997. Pursuant to the acquisition agreement, additional payments were made due to Cambridge meeting certain performance goals during the first two fiscal years after the acquisition. In connection therewith, the Company paid $731 thousand in 1995 and $323 thousand in 1996.

     On October 2, 1995, the Company acquired the Photo Research Division ("The Photo Research Division") of Kollmorgen Instruments Corporation ("Kollmorgen"). The Photo Research Division is engaged primarily in the business of developing, manufacturing and marketing photometric and spectroradiometer instruments and systems (the "Business"). In accordance with an Asset Purchase Agreement, the Company purchased substantially all of the net assets and properties utilized in connection with the Business, in consideration of $3.5 million in cash. The Company utilized its own cash to finance the acquisition. Subsequently, the Company obtained a $3.5 million five-year term loan, from U.S. Trust, the proceeds of which were utilized by the Company to replenish its own cash used in financing the acquisition.

     On August 14, 1998, the Company acquired substantially all of the assets and properties of Synrad Inc. ("Synrad") a company engaged in the business of developing, manufacturing and marketing sealed CO2 lasers and related accessories. In accordance with the Asset Purchase Agreement, Excel Purchasing Company (a wholly owned subsidiary of the Company) purchased substantially all of Synrad's assets and properties for consideration of approximately $21.7 million in cash, which includes transaction costs and the repayment of certain of Synrad's outstanding debt. In addition, the Company assumed certain liabilities, including trade payables, accrued expenses and other specified liabilities. The Company funded the acquisition of Synrad by utilizing its own cash and by borrowing $6.5 million on its $15 million credit facility with The Bank of New York (the "Bank") all of which was repaid as of March 31, 1999. Excel Purchasing Company changed its name to Synrad, Inc. after the acquisition.

     Excel was organized under the laws of Delaware in 1985.

CURRENT PRODUCTS AND APPLICATIONS

Marking Systems
 ...............

     Control Laser, the Company's subsidiary located in Orlando, Florida, designs, manufactures and markets computer controlled industrial laser systems for material marking, engraving and coding. These systems include standard and custom workstations. Control Laser's Icon and Insignia laser systems allow for permanent, high speed, computer-controlled product marking for the aerospace, automotive, medical device, electronic, tooling and consumer industries. Customers include Honeywell, ITT, Bosch, Nissan, Ford, General Electric, General Motors and Chrysler. Control Laser's marking systems can be used independently or can be utilized as part of an automated assembly line system. During 1998, the Company started delivery of its "on the fly" marking system called the "Instamark Express". In 1999, Control Laser introduced new marking systems utilizing frequency doubled, tripled and quadrupled wavelengths of Nd:YAG and Nd:YLF lasers. During 1999, Control Laser also began development of their new diode pumped series of Nd:YAG and Nd:YLF laser marking systems, which are due for introduction to the market in 2000.

Carbon Dioxide Lasers
 .....................

     Synrad, the Company's subsidiary based in Mukilteo, Washington, manufactures a range of sealed CO2 lasers for cutting, marking, drilling or other machining applications for a variety of materials. The CO2 lasers range in power from 10W to 240W. Currently, Synrad is developing a new generation of sealed CO2 lasers. Synrad sells primarily to OEMs and system integrators who incorporate the lasers with suitable motion systems and optical assemblies and then sell the complete system. Applications include desktop engraving systems found in many trophy/award shops throughout the world, large area flatbed systems for cutting dieboard or airbag material, and 3D prototyping using paper, sintered metals and other materials to create 3D models and molds directly from CAD packages. Higher power lasers also are finding uses in manufacturing plants for trimming of flashing from injection-molded parts in the automobile industry, cutting textiles and woven fabrics on continuous production lines, and slitting/sealing of plastic packaging. Synrad also manufactures a galvo marking head which, when configured with a Synrad laser, provides a fast and effective method of marking parts with lot codes, serial number/date information and bar-codes.

Scanners
 ........

     Cambridge, the Company's subsidiary based in Cambridge, Massachusetts, manufactures high-speed mirror positioning components and sub-systems used to direct laser energy. These optical scanning products are key to a variety of applications where visible or invisible laser energy is positioned quickly and precisely. An increasingly broad base of laser system applications are served by these products including laser marking, machining, heat treating, welding and cutting, semiconductor wafer inspection and processing, laser entertainment, corporate advertising and a growing number of laser based medical applications, which include digital radiography, skin resurfacing, eye treatment and others. With patented designs, Cambridge is a technology leader in galvanometer-based optical scanning and supports research and development of new applications through a wide range of academic institutions, private firms and government agencies.

Photomask Repair Systems
 ........................

     Quantronix, the Company's subsidiary located in East Setauket, New York, manufactures and markets Defect Repair Systems (DRS) which are laser-based systems for use in semiconductor production. The DRS provides a means to repair defects on the complex photomasks used to produce integrated circuits.

     A pioneer in this field, Quantronix has provided laser mask repair systems to the industry since 1975. Currently, the DRSII Model 840e system has been the industry standard, with over 100 installed Quantronix repair systems in operation.

     In recognition of the demand for smaller, denser features on next generation integrated circuits, Quantronix has embarked on a development program to produce the next generation machines (DRS II Model 850 and DRSII Model 855) that will support circuit production through the 0.35 microns,
0.25 microns and 0.18 microns design generations, promoting product viability in the future. During 1999, Quantronix completed production and installation of the new DRS II Model 855.

Scientific and Industrial Solid-State Lasers
 ............................................

     Quantronix also manufactures and markets solid-state lasers for science, industry and OEM uses. On a worldwide basis, scientific lasers represent one of the most stable and long-established laser markets. Scientific lasers are used by chemists, biologists, physicists and by other scientists and engineers. In this market, end-users are generally familiar with the various product specifications, features and reliability, which are the major factors in choosing between competing products.

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

     The scientific systems utilize Nd:YLF lasers to produce high-energy pulses at a rate of 1kHz (1000 pulses per second). These pulses drive the Ti:Sapphire Amplifier that can then pump other optical systems (also marketed by Quantronix) which deliver tunable light from ultraviolet to infrared regions of the spectrum. The material properties to be studied vary over this range.

     Quantronix's industrial and OEM solid state lasers offer a variety of Nd:YAG, Ho:YAG and ER:YAG lasers in various configurations for material processing applications. The wavelengths of these lasers vary from 1064 nm to 263 nm.

Optical Products
 ................

     Optical, a subsidiary of the Company based in Oxnard, California, specializes in the manufacture of custom precision optical components used for measurement in systems such as optical scanners, laser systems, professional motion picture cameras and other industrial and scientific applications.

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


Marketing and Sales

     The Company's marketing activities include the presentation of its product lines at domestic and international trade shows and advertising. The marketing and sales staff conduct professional meetings, conferences and in-person and telephone sales calls. The Company also engages independent manufacturers' representatives for the sale of its products. Foreign sales of its products are made primarily through foreign equipment distribution organizations and representatives by Excel Technology Europe, its German subsidiary, and by Excel Technology Asia, its Malaysian subsidiary. Excel Technology Europe and Excel Technology Asia are engaged in the business of marketing, distributing, integrating and servicing laser systems (for industrial, semiconductor, scientific and dental products) manufactured at the Company's facilities in East Setauket, New York; Orlando, Florida; and Mukilteo, Washington. The sales territory covered by Excel Technology Europe is primarily Europe and the sales territory for Excel Technology Asia is primarily Southeast Asia. In Excel Technology Europe, the staff of thirty-six includes seventeen engineers who install and service all products including complex semiconductor, scientific, and other industrial systems. In addition, Excel Technology Europe provides spare parts for its installed base. In Excel Technology Asia the staff of five includes two engineers.

     The following table represents a breakdown between the Company's domestic and foreign revenues for the years ended December 31, 1999, 1998 and 1997 (in thousands of dollars):

                    1999               1998                 1997
             .................   .................   .................
             Dollars   Percent   Dollars   Percent   Dollars   Percent
             .......   .......   .......   .......   .......   .......
DOMESTIC     $47,987     54%     $42,157     63%     $42,186     64%
FOREIGN       40,956     46%      24,935     37%      23,762     36%
             .......   .......   .......   .......   .......   .......

TOTAL        $88,943    100%     $67,092    100%     $65,948    100%
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


Warranty and Customer Services

     The Company's warranty for all of its new products varies between three months and twelve months. The Company also provides field support services on an individual call basis and through service maintenance contracts, and provides customer support services by telephone to customers with operational and service problems.


Research and Development

     Due to the intense competition and rapid technological change in the laser and optical industries, the Company believes that it must continue to improve and refine its existing products and systems and develop new applications for its technology. Research and development expenses for the years ended December 31, 1999, 1998 and 1997 were $7.29 million, $5.59 million and $4.86 million, respectively.


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

     The Company's marking systems for material marking applications compete primarily with those manufactured by A.B. Laser, GSI-Lumonics, and Rofin-Sinar. These products have generally been subject to intense price competition in recent years.

     In the semiconductor photomask repair market, the Company primarily competes with NEC and Seiko. The market for semiconductor products recently has been oversaturated and has experienced rapid advances in miniaturization of integrated circuits and computers. These factors are behind the Company's commitment to continue developing its next generation mask repair products.

     Competition for sealed carbon dioxide lasers comes from Coherent, Inc. and more recently DEOS, Inc. and Universal Laser Systems. Rofin-Sinar, a large European manufacturer of industrial lasers, also is developing competitive products.

     In light and color measurement, the major competitor to the Company's Spectra product is Minolta. Minolta has approximately a 30% to 35% worldwide market share compared with Photo Research's 20% to 25% share. In the high-end Spectra market, Photo Research has a 60% to 65% market share. In the video-based products, the company's video photometer remains the preferred product to characterize new display technologies, with Microvision as its key competitor.

     In the laser scanner market, General Scanning, which has an estimated current market share of 45%, is a significant competitor of the Company. General Scanning also was one of the Company's largest customers for scanners in 1998 and 1997. The Company has a significant market presence worldwide with greater than 50% of the closed-loop optical scanners.


Backlog

     As of December 31, 1999, the Company had a backlog of firm orders of approximately $22.3 million as compared to a backlog of $19 million as of December 31, 1998. The Company believes that the current backlog will be filled during the present fiscal year. Historically, backlog is shipped within 90 days from the order date.


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

     There are two principal methods by which FDA regulated products may be marketed in the United States. One method is a FDA pre-market notification filing under Section 510(k) of the Food, Drug and Cosmetics Act (a "510(k) Application"). Applicants under the 510(k) procedure must demonstrate that the device for which approval is sought is substantially equivalent to devices on the market prior to the Medical Device Amendments of 1976 or devices approved thereafter pursuant to the 510(k) procedure. The review period for a 510(k) Application is 90 days from the date of filing the application. While applications not rejected within the 90-day period are deemed approved, applicants typically defer marketing until a favorable response to the 510(k) Application is received from the FDA. In 1992, the Company's three dental products received 510(k) approval for use in soft tissue applications.

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


Employees

     As of December 31, 1999, the Company had four hundred thirty nine (439) full-time employees, consisting of two (2) executive officers, thirteen (13) subsidiary executive officers, one hundred fifty one (151)scientists, engineering and technical personnel and two hundred seventy three (273) manufacturing, administrative and sales support personnel. The Company believes that its relations with its employees are satisfactory. None of the Company's employees is represented by a union.

Financial Information About Foreign and Domestic Operations and Export Sales

     For the years ended December 31, 1999, 1998 and 1997, the Company had net sales to customers in foreign countries amounting to approximately $41.0 million, $24.9 million and $23.8 million, respectively (approximately 46%, 37% and 36% of total net sales and services, respectively). These sales included sales by Excel Technology Europe, the Company's German subsidiary. Excel Technology Europe buys laser systems, spare parts and related consumable materials from Quantronix, Control Laser and Synrad, the Company's New York, Florida and Washington subsidiaries, for resale to European and other foreign customers, and also furnishes field repair services. See Note 14 of the "Notes to Consolidated Financial Statements."

     Foreign currency translation for Excel Technology Europe, the Company's subsidiary in Germany, is performed utilizing the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, except for property, plant and equipment which is translated at historical rates, while revenues, costs and other expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustment of $(642) thousand and $(53) thousand at December 31, 1999 and 1998, respectively, is included as accumulated other comprehensive loss, a component of stockholders' equity. Currency and exchange rate fluctuations from transaction gains and losses resulted in a net loss of $227 thousand, a net gain of $55 thousand and a net loss of $167 thousand for the years ended December 31, 1999, 1998 and 1997, respectively.
 Such amounts are based upon the accounting treatment of foreign intercompany balances and transaction gains and losses.


ITEM 2.     PROPERTIES

     Excel leases approximately 2,900 square feet in New York City from an unaffiliated landlord for its corporate offices. The lease is for a five-year period at an average annual rent of $108,000, and expires in November 2001.

     Quantronix completed construction of its own building during 1998. The building is approximately 33,500 square feet located in East Setauket, New York. The building is used for its manufacturing operations and administrative offices.

     Control Laser leases a 50,000 square foot building in Orlando, Florida from an unaffiliated landlord, which it utilizes for administrative offices and laser manufacturing operations. Annual rent is approximately $240,000. The lease expires in December 2001.

     Optical leases a 14,000 square foot building in Oxnard, California from an unaffiliated landlord for manufacturing purposes, at an annual rent of approximately $84,000. The lease term expires in August 2009.

     Cambridge leases a 17,000 square foot building in Cambridge, Massachusetts from an unaffiliated landlord for manufacturing operations and administrative offices. The lease is for a ten-year period ending in October 2006, at an annual rent of approximately $150,000 through October 2003 and $175,000 from November 2003 through October 2006.

     Excel Technology Europe leases approximately 7,500 square feet of office space, used for sales and service, in Darmstadt, Germany from an unaffiliated landlord at an average annual rent of approximately $106,000. The lease expires in June 2005.

     Photo Research purchased its own building in July 1998. The building is approximately 22,000 square feet and is located in Chatsworth, California. The building is used for manufacturing operations and administrative offices.

     Synrad leases a 50,000 square foot building in Mukilteo, Washington from an unaffiliated landlord, which it utilizes for manufacturing, sales and administrative operations. Annual rent is approximately $728,000, which includes all utilities. The lease is for a five-year period and expires in April 2001.


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

Year ended:                   High           Low
                            ........       ........
December 31, 1999
     First Quarter          12-15/16       10
     Second Quarter         14-3/8          9-15/16
     Third Quarter          15             11
     Fourth Quarter         18-1/8         14-1/8

December 31, 1998
     First Quarter          11-1/4          9-5/8
     Second Quarter         10-13/16        8-3/16
     Third Quarter           9-1/4          6-3/8
     Fourth Quarter         10-5/16         5-3/4

     The above quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

     As of March 2, 2000, there were approximately 848 holders of record of Common Stock. Since many shares are registered in street name, the number of beneficial owners is considerably higher.

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


ITEM 6.     SELECTED FINANCIAL DATA

     The following tables summarize certain consolidated financial data, which should be read in conjunction with the report of the Company's independent auditor and the more detailed consolidated financial statements and notes thereto which appear elsewhere herein.


Statement of Operations Data
 ............................

                                Year Ended December 31,
             ..........................................................
                 1999        1998        1997        1996        1995
             ........... ........... ........... ........... ...........
Net sales and
 services    $88,943,148 $67,091,933 $65,947,896 $57,462,263 $43,914,222

Net earnings
 (loss)      $11,551,766 $ 8,881,464 $ 8,234,697 $ 4,892,826 $(1,595,835)


Net earnings
 (loss) per share

    Basic          $1.04       $0.79       $0.77       $0.55      $(0.21)

    Diluted        $1.00       $0.78       $0.73       $0.50       (0.21)

Weighted average common and common
 equivalent shares outstanding

    Basic     11,118,782  11,190,197  10,686,763   8,862,217   8,281,194
    Diluted   11,608,266  11,395,186  11,327,086   9,757,411   8,281,194

Common stock
 cash dividends        0           0           0           0           0
Preferred stock
 cash dividends        0           0           0           0    $162,137


Balance Sheet Data
 ..................

                                    As of December 31,
              ..........................................................
                  1999        1998        1997        1996        1995
              ........... ........... ........... ........... ...........

Total assets  $79,650,551 $71,293,164 $59,219,681 $39,816,442 $43,007,614
Total
 liabilities  $10,649,338 $14,141,209 $ 8,316,574 $10,800,102 $20,948,036
Working
 capital      $35,198,724 $25,577,458 $37,166,960 $17,492,287 $17,609,490
Stockholders'
 equity       $69,001,213 $57,151,955 $50,903,107 $29,016,340 $22,059,578
Long-term
 liabilities  $         0 $ 3,500,000 $         0 $         0 $ 7,573,320


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

General
 .......

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto set forth elsewhere herein.


Summary
 .......

     The Company achieved revenues of approximately $88.9 million for the year ended December 31, 1999 as compared to approximately $67.1 million and $66.0 million for the years ended December 31, 1998 and 1997, respectively. Earnings before provision for income taxes were approximately $17.2 million, $13.7 million and $12.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The net earnings and earnings per share on a diluted basis were approximately $11.6 million and $1.00 per share in 1999. The net earnings and earnings per share on a diluted basis were approximately $8.9 million and $0.78 per share in 1998. Excluding the non-recurring investment gain (after tax effect) in 1998, net earnings and earnings per share on a diluted basis were approximately $7.8 million and $0.68 per share. The net earnings and earnings per share on a diluted basis were approximately $8.2 million and $0.73 per share in 1997.

     The following table presents consolidated financial data for the years ended December 31, 1999, 1998 and 1997 (in thousands of dollars and as a percentage of total net sales and services.)

Results of Operations
 .....................
                          1999              1998              1997
                          ....              ....              ....
                   Dollars  Percent  Dollars  Percent  Dollars   Percent
                   .......  .......  .......  .......  .......  ........
Net Sales and
  Services         $88,943   100.0%  $67,092   100.0%  $65,948    100.0%
Cost of Sales       44,682    50.2%   34,184    51.0%   33,245     50.4%
                   .......  .......  .......  .......  .......  ........
Gross Profit/Margin 44,261    49.8%   32,908    49.0%   32,703     49.6%

Operating Expenses:
  Selling and
    Marketing       11,936    13.4%    9,833    14.7%   10,639     16.1%
  General and
    Administrative   6,645     7.5%    5,565     8.3%    4,805      7.3%
  Research and
    Development      7,294     8.2%    5,586     8.3%    4,861      7.4%
  Amortization of
    Goodwill         1,219     1.4%      723     1.1%      370      0.6%
                   .......  .......  .......  .......  .......  ........

Earnings from
  Operations        17,167    19.3%   11,201    16.6%   12,028     18.2%

Non-Operating
  Expense (Income)    (73)    (0.1%)  (2,482)   (3.7%)   (615)     (1.0%)
                   .......  .......  .......  .......  .......  ........
Earnings before
  Provision for
  Income Taxes      17,240    19.4%   13,683    20.3%   12,643     19.2%

Provision for
  Income Taxes       5,688     6.4%    4,802     7.1%    4,408      6.7%
                   .......  .......  .......  .......  .......  ........
Net Earnings     $  11,552    13.0%   $8,881    13.2%   $8,235     12.5%
                   .......  .......  .......  .......  .......  ........
                   .......  .......  .......  .......  .......  ........


Net Sales and Services
 ......................

     Net sales and services for the year ended December 31, 1999 increased to $88.9 million from $67.1 million in 1998 and from $65.9 million in 1997. The increase from 1998 to 1999 of $21.8 million or 32.5 percent was primarily attributable to Synrad, which was purchased in August of 1998. Net sales and services in 1999 reflect Synrad's activity for that entire year, whereas in 1998, sales and services only encompass a portion of Synrad's 1998 activity, beginning from the time of purchase. The increase from 1997 to 1998 of $1.2 million or 1.8 percent was attributable to the acquisition of Synrad, which was partially offset by a decrease in sales for all products.

Gross Margins and Cost of Sales
 ...............................

     Gross margins as a percentage of sales were 49.8 percent compared to
49.0 percent in 1998 and 49.6 percent in 1997. Cost of sales and services increased to $44.7 million from $34.2 million in 1998 and $33.2 million in 1997. The increase in gross margins as a percentage of sales from 1998 to 1999 was primarily due to the product mix sold during the year and the acquisition of Synrad. The decrease from 1997 to 1998 was primarily due to the product mix sold during the year and the decrease in sales volume.


Operating Expenses
 ..................

          Selling and Marketing

     Selling and marketing expenses were $11.9 million compared to $9.8 million in 1998 and $10.6 million in 1997. The increase of $2.1 million or
21.4 percent was primarily attributable to the increased sales due to the acquisition of Synrad. Selling and marketing expenses as a percentage of sales decreased to 13.4 percent in 1999 from 14.7 percent in 1998 and 16.1 percent in 1997. The decrease in selling and marketing expenses as a percentage of sales is primarily attributable to the acquisition of Synrad, which has lower variable selling expenses.

          General and Administrative

     General and administrative expenses increased to $6.6 million in 1999 from $5.6 million in 1998 and $4.8 million in 1997. The increase of $1.0 million or 17.9 percent in 1999 was primarily due to additional administrative costs associated with Synrad. General and administrative expenses as a percentage of sales decreased to 7.5 percent as compared to 8.3 percent in 1998 and 7.3 percent in 1997.

          Research and Development

     Research and development costs for the year ended December 31, 1999 were $7.3 million as compared to $5.6 million and $4.9 million for the years ended December 31, 1998 and 1997, respectively. The increase of $1.7 million from 1998 to 1999 was primarily attributable to increased research and development projects and the acquisition of Synrad. The increase of $700 thousand from 1997 to 1998 was attributable to increased research and development projects and the acquisition of Synrad.

          Amortization of Goodwill

     The amortization of the excess of cost over fair value of the net assets of businesses acquired of $1.2 million, $723 thousand and $370 thousand for the years ended December 31, 1999, 1998 and 1997, respectively, was a result of the acquisition of Quantronix in October 1992, Cambridge in February 1995, Photo Research in October 1995 and Synrad in August 1998. The increases in 1999 and 1998 were primarily due to the acquisition of Synrad.

          Other Income/Expense

     Interest expense was $47 thousand, $174 thousand and $160 thousand for the years ended December 31, 1999, 1998 and 1997, respectively. Interest expense decreased $127 thousand in 1999 as a result of the prepayment, in March 1999, of the loan associated with the acquisition of Synrad. Interest expense increased $14 thousand or 8.8 percent from 1997 to 1998 due to the borrowings for the acquisition of Synrad.

     The decrease in interest income from $768 thousand in 1998 to $335 thousand in 1999 was due to a decrease in average investments. The average investment in 1999 was lower due to cash being utilized for the payoff of the loan associated with the acquisition of Synrad. The decrease in interest income of $104 thousand from $872 thousand in 1997 to $768 thousand in 1998 was due to a decrease in the average investment balances resulting from the utilization of cash and investments for the acquisition of Synrad

     Other income/expense for the year ended December 31, 1999 was $214 thousand of expense compared to $1.89 million of income in 1998. The expense in 1999 was due primarily to foreign exchange losses. The income in 1998 was due primarily to a $1.9 million gain on the sale of an investment.

Liquidity and Capital Resources
 ...............................

     Working capital at December 31, 1999 and 1998 was $35.2 million and $25.6 million, respectively. Cash and cash equivalents increased by approximately $7.6 million from December 31, 1998 to December 31, 1999. Such increase was primarily attributable to net cash provided by operating activities of approximately $13.0 million and the proceeds from the exercise of stock options of $1.2 million, offset by capital expenditures of $2.1 million, the purchase of treasury stock of $350 thousand and the repayment of debt associated with the acquisition of Synrad of $3.5 million.

     The Company had capital expenditures of approximately $2.1 million for the year ended December 31, 1999. The Company had capital expenditures of $5.4 million in 1998, which included the costs for two buildings. The Company anticipates spending approximately $8.0 million for capital expenditures in 2000, which includes a building for Synrad.

     On August 14, 1998, the Company acquired substantially all of the assets and properties of Synrad, Inc. ("Synrad"), a company engaged in the business of developing, manufacturing and marketing sealed CO2 lasers and related accessories, for $21.7 million in cash, which includes transaction costs, and the repayment of certain of Synrad's outstanding debt. In addition, the Company assumed certain liabilities, including trade payables, accrued expenses and other specified liabilities. The Company funded the acquisition of Synrad by utilizing its own cash and by borrowing $6.5 million on its credit facility with The Bank of New York, all of which has been repaid as of March 31, 1999. The acquisition was accounted for as a purchase. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The total cost of the acquisition was $21.7 million of which $4.8 million was allocated to identifiable net tangible assets. The remaining balance of $16.9 million represents the excess of the purchase price over the fair value of the net assets acquired, which is being amortized on a straight line basis over 20 years. During 1999, the Company recorded an adjustment to the initial allocation of the purchase price due to inventory write-downs, which resulted in a $200 thousand increase to the cost in excess of fair value of assets acquired.

    On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of either the prime rate or the Federal Funds Rate plus 0.50%. The credit facility contains certain financial covenants, including the prohibition of the payment of dividends, and requires payment of interest on a quarterly basis. During the quarter ended March 31, 1999, the Company prepaid all of its outstanding long-term debt of $3,500,000. As of December 31, 1999 the Company had no borrowings and had all of its $15 million available on its line of credit.

     On January 23, 1998 the Board of Directors authorized the Company to repurchase up to 2,000,000 of its common shares in the open market at prevailing market prices. In 1999, the Company purchased 31,700 shares of its common shares as treasury stock as compared to 382,763 shares purchased in 1998. All outstanding treasury stock was retired in December 1999.

    The Company estimates that its current resources and anticipated cash to be generated from operations will be sufficient to meet its cash requirements for at least the next 12 months.


Year 2000 Compliance

     As of December 31, 1999 the Company believed it was year 2000 compliant. As of March 3, 2000, no significant Year 2000 issues relating to the
Company's internal systems, interfaces with third parties or products have been experienced. In addition, as of March 3, 2000, information and products from third parties associated with the Company have not had any adverse effects on the Company's operations. To date, the costs incurred in association with any Year 2000 compliance projects have not been material to the Company's results of operations or liquidity. In addition, the Company does not anticipate any additional significant costs to be incurred in order to remain compliant.

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

New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets and liabilities at their fair value. This statement (as amended by SFAS 137) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is expected to have no impact on the Company's results of operations or financial position.

Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                           Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        Follow on next page.


                        EXCEL TECHNOLOGY, INC.

              Index to Consolidated Financial Statements and
             Financial Statement Schedule filed with the Annual
                  Report of the Company on Form 10-K
                For the Year ended December 31, 1999.


                                                                     Page
                                                                     ....

Independent Auditors' Report                                          18

Consolidated Financial Statements:

     Balance Sheets as of December 31, 1999 and 1998                  19

     Statements of Earnings for each of the three years in the
       period ended December 31, 1999.                                20

     Statements of Stockholders' Equity for each of the three years
       in the period ended December 31, 1999.                         21

     Statements of Cash Flows for each of the three years in the
       Period ended December 31, 1999                                 22

     Notes to Consolidated Financial Statements.                      23

Additional Financial Information Pursuant to the
  Requirements of Form 10-K:

     Schedule II - Valuation and Qualifying Accounts and Reserves     39

 ................

Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements or notes thereto.


                      Independent Auditors' Report


Board of Directors and Stockholders
Excel Technology, Inc. and Subsidiaries:


     We have audited the accompanying consolidated balance sheets of Excel Technology, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999.
 In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Technology, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Melville, New York
January 21, 2000

                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                      December 31, 1999 and 1998

     Assets                                        1999           1998
                                                   ....           ....
Current assets:
Cash and cash equivalents                      $ 13,481,251    5,839,339
Accounts receivable, less allowance for
  doubtful accounts of $464,000 in 1999
  and $426,000 in 1998                           16,107,179   13,383,865
Inventories                                      14,383,943   15,672,576
Deferred income taxes, net                        1,363,300      873,100
Other current assets                                512,389      449,787
                                               ............   ..........
Total current assets                             45,848,062   36,218,667
                                               ............   ..........

Property, plant and equipment, net               10,986,243   10,874,881
Other assets                                        341,416      497,664
Deferred income taxes, net                        1,162,800    1,371,000
Excess of cost over fair value of net assets
  of businesses acquired, net of accumulated
  amortization of $3,791,559 and $2,572,637      21,312,030   22,330,952
                                               ............   ..........
                                               $ 79,650,551   71,293,164
                                               ............   ..........
                                               ............   ..........

     Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                                $     35,937      105,304
  Accounts payable                                2,974,832    3,612,934
  Accrued expenses and other current
    liabilities                                   7,638,569    6,922,971
                                               ............   ..........
Total current liabilities                        10,649,338   10,641,209
                                               ............   ..........
Long-term debt                                            0    3,500,000

Stockholders' equity:
Preferred stock, par value $.001 per share,
  2,000,000 shares authorized, none issued                0            0
Common stock, par value $.001 per share:
  20,000,000 shares authorized, 11,300,941 and
  11,810,349 shares issued in 1999 and 1998,
  respecitvely                                       11,301       11,810
Additional paid-in capital                       43,438,702   49,116,700
Retained earnings                                26,193,600   14,641,834
Treasury stock, 757,763 shares in 1998                    0  (6,565,794)
Accumulated other comprehensive loss              (642,390)     (52,595)
                                               ............   ..........
                                                 69,001,213   57,151,955
                                               ............   ..........
                                               $ 79,650,551   71,293,164
                                               ............   ..........
                                               ............   ..........

See accompanying Notes to Consolidated Financial Statements.

                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                   Consolidated Statements of Earnings
               Years ended December 31, 1999, 1998 and 1997

                                       1999         1998         1997
                                  ............   ..........   ..........

Net sales and services            $ 88,943,148   67,091,933   65,947,896
Cost of sales and services          44,682,521   34,184,072   33,245,432
                                  ............   ..........   ..........
Gross profit                        44,260,627   32,907,861   32,702,464

Operating expenses:
  Selling and marketing             11,936,078    9,832,757   10,639,570
  General and administrative         6,644,820    5,565,365    4,805,284
  Research and development           7,294,314    5,586,127    4,860,903
Amortization of excess cost over
  fair value of net assets of
  businesses acquired                1,218,922      723,305      369,704
                                  ............   ..........   ..........
                                    27,094,134   21,707,554   20,675,461
                                  ............   ..........   ..........

Earnings from operations            17,166,493   11,200,307   12,027,003

Non operating expenses (income):
  Interest expense                      47,330      174,358      159,888
  Interest income                    (335,104)    (767,576)    (872,481)
  Other expense (income), net          213,907  (1,889,716)       96,814
                                  ............   ..........   ..........

Earnings before provision for
  income taxes                      17,240,360   13,683,241   12,642,782
Provision for income taxes           5,688,594    4,801,777    4,408,085
                                  ............   ..........   ..........
Net earnings                      $ 11,551,766    8,881,464    8,234,697
                                  ............   ..........   ..........
                                  ............   ..........   ..........

Basic earnings per common share          $1.04         0.79         0.77
                                         .....         ....         ....
                                         .....         ....         ....

Weighted average common shares
  outstanding                       11,118,782   11,190,197   10,686,763
                                  ............   ..........   ..........
                                  ............   ..........   ..........

Diluted earnings per common share        $1.00         0.78         0.73
                                         .....         ....         ....
                                         .....         ....         ....

Weighted average common shares and
  common equivalents outstanding    11,608,266   11,395,186   11,327,086
                                  ............   ..........   ..........
                                  ............   ..........   ..........

See accompanying Notes to Consolidated Financial Statements.



                                      Excel Technology, Inc. and Subsidiaries
                                          Consolidated Statements of Stockholders' Equity
                                           Years Ended December 31, 1999, 1998 and 1997

                                                                                    Retained    Accumulated
                                                                       Additional    Earnings    Other Com-             Compre-
                    Preferred Stock    Common Stock        Treasury      Paid-In  (Accumulated  prehensive              hensive
                     Shares Amounts   Shares    Amounts      Stock        Capital    Deficit)      Loss      Total      Income
                     ...... .......  ......... .......... ............ ..........  ...........  ......... ............ .........


Balance at
  December 31, 1996      0   $ 0     9,189,265   $ 9,189            0  $31,559,063  $(2,474,327) $ (77,585) $29,016,340 $         0
Exercise of common
  stock options and
  warrants               0     0     2,525,206     2,525            0   17,167,015            0          0   17,169,540           0
Acquisition of
  treasury stock         0     0             0         0  $(3,339,375)           0            0          0   (3,339,375)          0
Net earnings for
  the year               0     0             0         0            0            0    8,234,697          0    8,234,697   8,234,697
Foreign currency trans-
  lation adjustment      0     0             0         0            0            0            0   (178,095)    (178,095)  (178,095)
Comprehensive income,
  net of tax             0     0             0         0            0            0            0          0            0   8,056,602
                       ...   ...    ..........  ......... ............ ............ ............ .......... ............ ..........
Balance at
  December 31, 1997      0     0    11,714,471    11,714   (3,339,375)  48,726,078    5,760,370   (255,680)  50,903,107           0
Exercise of common
  stock options and
  warrants               0     0        95,878        96            0      390,622            0          0      390,718           0
Acquisition of
  treasury stock         0     0             0         0   (3,226,419)           0            0          0   (3,226,419)          0
Net earnings
  for the year           0     0             0         0            0            0    8,881,464          0    8,881,464   8,881,464
Foreign currency trans-
  lation adjustment      0     0             0         0            0            0            0    203,085      203,085     203,085
Comprehensive income,
  net of tax             0     0             0         0            0            0            0          0            0   9,084,549
                       ...   ...    ..........   ........ ............ ............ ............ .......... ........... ..........
Balance at
  December 31, 1998      0     0    11,810,349    11,810   (6,565,794)  49,116,700   14,641,834    (52,595)  57,151,955           0
Exercise of common
  stock options and
  warrants               0     0       280,055     280              0    1,235,016            0          0    1,235,296           0
Acquisition of
  treasury stock         0     0             0       0       (348,009)           0            0          0     (348,009)          0
Retirement of
  treasury stock         0     0      (789,463)   (789)     6,913,803   (6,913,014)           0          0            0           0
Net earnings
  for the year           0     0             0       0              0            0   11,551,766          0   11,551,766  11,551,766
Foreign currency trans-
  lation adjustment      0     0             0       0              0            0            0   (589,795)    (589,795)  (589,795)
Comprehensive income,
  net of tax             0     0             0       0              0            0            0          0            0  10,961,971
                       ...   ...    ........... ........  ............ ............ ............ .......... ........... ...........
Balance at
  December 31, 1999      0   $ 0    11,300,941 $11,301    $         0  $43,438,702  $26,193,600  $(642,390) $69,001,213 $         0
                       ...   ...    .......... ........   ............ ............ ............ .......... ........... ...........

See accompanying Notes to Consolidated Financial Statements.



                    EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Years ended December 31, 1999, 1998 and 1997
                                        1999          1998        1997
                                        ....          ....        ....
Cash flows from operating activities:
  Net earnings                       $11,551,766    8,881,464   8,234,697
  Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
    Depreciation and amortization      3,010,231    2,238,350   1,479,499
    Provision for bad debts               70,697      110,337      71,722
    Deferred income taxes              (282,000)      123,000     139,000
    Gain on sale of investment                 0  (1,875,537)           0
    Changes in operating assets and
      liabilities, net of effects
      from acquisitions:
        (Increase) decrease in
          accounts receivable        (2,794,011)    1,121,402 (2,448,303)
        Decrease (increase) in
          inventories                  1,288,633    (154,313) (1,165,733)
        (Increase) decrease in other
          current assets                (62,602)      226,350    (52,545)
        Decrease (increase) in
          Other assets                   156,248     (14,927)      29,239
        (Decrease) increase in
          accounts payable             (638,102)       21,758      73,369
        Increase (decrease) in
          accrued expenses and other
          current liabilities            715,598    (701,456)     471,521
                                     ........... ............ ...........
      Net cash provided by
        operating activities          13,016,458    9,976,428   6,832,466
                                     ........... ............ ...........

Cash flows from investing activities:
  Cash paid for acquisitions,
    net of cash acquired                       0 (15,242,943)   (723,150)
  Purchases of property, plant and
    equipment                        (2,102,671)  (5,379,850) (3,902,132)
  Redemption (purchase) of
    investments, net                           0   14,209,854(10,133,809)
  Proceeds from sale of investment             0    1,875,537           0
                                     ........... ............ ...........
      Net cash used in
        Investing activities         (2,102,671)  (4,537,402)(14,759,091)
                                     ........... ............ ...........

Cash flows from financing
  activities:
  Proceeds from exercise of common
    stock options and warrants         1,235,296      390,718  17,169,540
  Purchase of treasury stock           (348,009)  (3,226,419) (3,339,375)
  Payments of notes payable             (69,367)    (298,230)   (382,244)
  Payments of borrowings on long
    term debt and revolving credit
    line, net                        (3,500,000)  (3,000,000) (1,923,024)
                                     ........... ............ ...........
      Net cash (used in) provided by
        financing activities         (2,682,080)  (6,133,931)  11,524,897
                                     ........... ............ ...........

Effect of exchange rate changes on
  cash and cash equivalents             (66,971)       11,605     (2,797)

Effect of exchange rate changes
  on assets and liabilities            (522,824)      191,480   (175,298)
                                     ........... ............ ...........
Net increase (decrease) in cash
  and cash equivalents                 7,641,912    (491,820)   3,420,177
Cash and cash equivalents -
  beginning of year                    5,839,339    6,331,159   2,910,982
                                     ........... ............ ...........
Cash and cash equivalents -
  end of year                        $13,481,251    5,839,339   6,331,159
                                     ........... ............ ...........
                                     ........... ............ ...........


Supplemental disclosure of cash flow information
Cash paid for:
  Interest                           $    48,220      166,176     159,888
                                     ........... ............ ...........
                                     ........... ............ ...........

  Income taxes                       $ 5,477,543    4,021,809   3,989,709
                                     ........... ............ ...........
                                     ........... ............ ...........


See accompanying Notes to Consolidated Financial Statements.

               EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                     December 31, 1999 and 1998

(1)  Summary of Significant Accounting Policies
     ..........................................

     a)  Principles of Consolidation
         ...........................

     The consolidated financial statements include the accounts of Excel Technology, Inc. (Excel) and its wholly-owned subsidiaries: Synrad, Inc. (Synrad); Photo Research, Inc. (Photo Research); Excel Technology Asia (previously named Quantronix GmbH), Cambridge Technology, Inc. (Cambridge); Quantronix Corporation (Quantronix) and Quantronix' wholly-owned subsidiaries: Control Laser Corporation, The Optical Corporation, Quantronix International Corporation (a FSC);and Excel Technology Europe. Collectively, this group is referred to as the Company. All material intercompany transactions and balances have been eliminated in consolidation.

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

     d)  Investments and Cash Equivalents
         ................................

     The Company records debt and equity securities that have readily determinable fair values at fair value unless they are classified as held to maturity. Investments are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, investments are classified as trading securities or securities available for sale. Unrealized gains or losses for securities available for sale are excluded from earnings and reported as a net amount as a separate component of stockholders' equity. Unrealized holding gains and losses for trading securities are included in earnings. Investments, which consist primarily of commercial paper, are recorded at fair value. Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. Cash and cash equivalents of $13.5 million and $5.8 million at December 31, 1999 and 1998, respectively, consist primarily of money market funds.

     e)  Inventories
         ...........

     Inventories consist of material, labor and overhead and are stated at the lower of average cost or market. Average cost approximates actual cost on a first-in, first-out basis.

     f)  Depreciation and Amortization
         .............................

     The Company's property, plant and equipment, recorded at cost, are depreciated or amortized over their estimated useful lives under the straight-line method. Leasehold improvements are amortized over the life of the lease or over the estimated life of the asset, whichever is less.

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

     g)Impairment of Long-Lived Assets and Long-Lived Assets
       .....................................................
       to Be Disposed Of
       .................

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No.121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     h)  Income Taxes
         ............

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

     i)  Foreign Currency Translation
         ............................

     Foreign currency translation for the Company's German subsidiary, Excel Technology Europe, is performed utilizing the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, except for property, plant and equipment which is translated at historical rates. Revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting cumulative translation adjustment of $(642,390) and $(52,595) at December 31, 1999 and 1998 is reflected as accumulated other comprehensive loss, a component of stockholders' equity. In addition, there were transaction gains and losses and inter-company balances not deemed long-term in nature at the balance sheet date that resulted in a net loss of $227,249, a net gain of $55,478, and a net loss of $166,906 for the years ended December 31, 1999, 1998 and 1997, respectively, which is reflected in other (income) expense in the consolidated statements of earnings.

     j)  Net Earnings Per Share
         ......................

     The Company presents two earnings per share (EPS) amounts. Basic EPS is calculated based on income available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock including stock issuable pursuant to the exercise of dilutive stock options and warrants outstanding and the effect of assuming the conversion of convertible preferred stock.

     k)  Fair Value of Financial Instruments
         ...................................

     Cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses are reflected in the consolidated financial statements at fair value because of the short-term maturity of these financial instruments. The carrying value of the outstanding balance on the Company's revolving line of credit approximates its fair value since the interest rate fluctuates with changes in market conditions (See Note 8).

     l)  Use of Estimates
         ................

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     m)  Accounting for Stock-Based Compensation
         .......................................

     The Company records compensation expense for employee stock options and warrants only if the market price of the underlying stock exceeds the exercise price on the date of the grant. The Company has elected not to implement the fair value based accounting method for employee and directors' stock options and warrants of Statement of Financial Accounting Standards No. 123, (SFAS123) "Accounting for Stock-Based Compensation," but has elected to disclose the pro-forma net earnings and pro-forma earnings per share to account for employee and directors' stock option and warrant grants beginning in 1995 as if such method had been used to account for such stock-based compensation cost.

     n)  Comprehensive Income
         ....................

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which the Company implemented during the first quarter of 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The components of comprehensive income are net earnings and foreign currency translation adjustments.

    o)  New Accounting Standards
        ........................

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 (as amended by SFAS 137) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is expected to have no impact on the Company's results of operations or financial position.

(2)  Acquisitions
     ............

     On February 14, 1995, the Company acquired Cambridge Technology, Inc. which is engaged primarily in the manufacture of laser scanners, essential components to moving a laser beam with precision at a specified speed. These products have both industrial and consumer applications, such as laser marking and etching, high-density laser printing and writing, digitized x-ray imaging and entertainment laser light shows and displays. The Company acquired all of the outstanding shares of capital stock of Cambridge in exchange for $4.75 million, consisting of $4.5 million in cash and $250,000 in shares of Common Stock. Pursuant to the acquisition agreement, additional payments were made due to Cambridge meeting certain performance goals during the first two fiscal years after the acquisition. In connection therewith, the Company paid $731,000 for 1995 and $323,150 for 1996. The amount owed at December 31, 1996 of $723,150 was paid in 1997. The acquisition was accounted for as a purchase and the operating results of Cambridge were included in the consolidated financial statements commencing February 1, 1995. The excess of the cost of the acquisition over the fair value of the net assets acquired, amounting to $4,830,000, is being amortized over twenty years. During 1996 goodwill was reduced by $522,000 as a result of the sale of Cambridge's medical product line. The sales price, net of expenses, approximated the net book value of the assets sold.

     On August 14, 1998, the Company acquired substantially all of the assets and properties of Synrad Inc. ("Synrad"), a company engaged in the business of developing, manufacturing and marketing sealed CO2 lasers and related accessories, for $21.7 million in cash, which includes transaction costs, and the repayment of certain of Synrad's outstanding debt. In addition, the Company assumed certain liabilities including trade payables, accrued expenses and other specified liabilities. The Company funded the acquisition of Synrad by utilizing its own cash and by borrowing $6.5 million on its credit facility all of which was repaid as of March 31, 1999 (see Note 8). The acquisition was accounted for as a purchase. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The total cost of the acquisition was $21.7 million of which $4.8 million was allocated to identifiable net tangible assets. The remaining balance of $16.9 million represents the excess of the purchase price over the fair value of the net assets acquired, which is being amortized on a straight line basis over 20 years.
 During 1999, the Company recorded an adjustment to the initial allocation of the purchase price due to inventory write-downs, which resulted in a $200 thousand increase to the cost in excess of fair value of assets acquired.

     Pro-forma results of operations assume the acquisition of Synrad had been made at the beginning of each period and reflect the historical results of operations of the purchased business adjusted for the increased interest expense as a result of borrowings, reduced interest income, amortization expense and income tax expense.

                                                 Year ended December 31,
                                              ..........................
                                                  1998           1997
                                              ...........    ...........
     Net sales and services                   $83,180,660    $93,458,696
     Net earnings                               8,399,083      8,397,243
     Basic earnings per common share                $0.75          $0.79
     Diluted earnings per common share              $0.74          $0.74

     The pro-forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the periods, or the results that may occur in the future.

(3)  Investments
     ...........

     The Company had an investment in the common stock of a private company, which was carried at a nominal value. In the fourth quarter of 1998, this private company was acquired. As a result, the Company realized a gain of approximately $1.9 million, net of related expenses, on the sale of the common stock which is included in other income in the 1998 consolidated statement of earnings.


(4)  Inventories
     ...........

     Inventories consist of the following:
                                                       December 31,
                                                .......................
                                                     1999       1998
                                                ...........  ..........

                   Raw materials                $ 6,547,811   7,555,877
                   Work-in-process                5,509,431   6,294,045
                   Finished goods                 1,862,941   1,260,475
                   Consigned inventory              463,760     562,179
                                                ...........  ..........
                                                $14,383,943  15,672,576
                                                ...........  ..........
                                                ...........  ..........

(5)  Property, Plant and Equipment
     .............................

     Property, plant and equipment consists of the following:

                                                     December 31,
                                                .......................
                                  Useful life       1999         1998
                                  ...........   ...........  ..........
          Land                         0        $   840,408     840,408
          Buildings                30 years       4,998,818   4,989,542
          Leasehold improvements Lease term 1,322,615 1,067,552 Fixtures and computer
             equipment              3-8 years     4,040,978   3,165,926
          Machinery and equipment   4-8 years     6,595,011   6,266,988
          Laboratory equipment      4-8 years     1,891,734   1,553,503
                                                ...........  ..........
                                                 19,689,564  17,883,919
                                                ...........  ..........
          Less accumulated
            depreciation and amortization       (8,703,321) (7,009,038)
                                                ...........  ..........
                                                $10,986,243  10,874,881
                                                ...........  ..........
                                                ...........  ..........

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

     Depreciation and amortization expense aggregated approximately $1,991,000, $1,442,000 and $985,000 for the years ended December 31,
1999, 1998 and 1997, respectively.

(6)  Income Taxes
     ............

     Pre-tax income for the years ended December 31, 1999, 1998 and 1997 was comprised of domestic income of $17,888,074, $13,660,166 and $12,833,403, respectively, and foreign income (loss) of $(647,714), $23,075 and $(190,621), respectively.

     The provision for income taxes consists of:
                                            Year ended December 31,
                                      ...................................
                                         1999        1998          1997
                                     ..........    .........    .........
              Current:
                Federal              $5,022,224    4,128,777    3,477,085
                State and local         948,370      550,000      792,000
                Foreign                       0            0            0
                                     ..........    .........    .........
                                     $5,970,594    4,678,777    4,269,085
                                     ..........    .........    .........

              Deferred:
                Federal              $(282,000)      123,000      139,000
                State and local              0             0            0
                Foreign                      0             0            0
                                     ..........    .........    .........
                                      (282,000)      123,000      139,000
                                     ..........    .........    .........
                                     $5,688,594    4,801,777    4,408,085
                                     ..........    .........    .........
                                     ..........    .........    .........


     The current provision for income taxes includes a tax benefit of $281,000 for 1999, 1998 and 1997 for utilizing Federal net operating loss carry-forwards.

     The effective income tax rate differed from the statutory Federal income tax rate for the following reasons:

                                            Year ended December 31,
                                      ...................................
                                         1999        1998          1997
                                     ..........    .........    .........
     Taxes at statutory Federal
       income tax rate               $5,861,700    4,652,300    4,298,600
     Amortization of excess of
       cost over fair value of net
       assets of businesses acquired     96,400       96,400       96,400
     Foreign Sales Corporation
      (FSC) benefit                   (688,400)    (349,000)    (343,700)
     Increase (decrease) of
       valuation allowance              201,000    (142,000)    (411,100)
     State income taxes, net of
       Federal benefit                  632,300      362,800      523,000
     Other                            (414,406)      180,677      244,885
                                     ..........    .........    .........
                                     $5,688,594    4,801,777    4,408,085
                                     ..........    .........    .........
                                     ..........    .........    .........

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are presented below:
                                                      December 31,
                                                    1999        1998
                                                ...........  ..........
    Deferred tax assets:
      Excess of tax over financial
        statement basis of inventory            $  791,000     448,000
      Allowance for doubtful accounts               77,000      49,000
      Accrued warranty reserve                      92,000     118,000
      Other accrued expenses                       403,000     258,000
      Benefits of U.S. net operating loss
        carryforwards                            1,867,000   2,148,000
      Benefits of foreign net operating loss
        carryforwards                              401,000     110,000
      Plant and equipment depreciation              66,000      11,000
                                                ...........  ..........
      Total deferred tax assets                  3,697,000   3,142,000
      Less valuation allowance                    (935,900)   (734,900)
      Net deferred tax assets                    2,761,100   2,407,100)
                                                ...........  ..........
      Deferred tax liabilities:
      Capitalized software development costs       (79,000)   (113,000)
      Goodwill amortization                       (156,000)    (50,000)
                                                ...........  ..........
      Total deferred tax liabilities              (235,000)   (163,000)
                                                ...........  ..........

    Net deferred tax asset                    $  2,526,100   2,244,100
                                                ...........  ..........
                                                ...........  ..........


     At December 31, 1999, Excel has available net operating loss carryforwards (NOL's), expiring in 2005 through 2007, of approximately $1.6 million for income tax purposes. The utilization of NOL's by Excel for income tax purposes is subject to annual limitations imposed by Internal Revenue Code Section 382 due to various equity transactions from 1991 to 1993 and alternative minimum tax limitations. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the following year.

     At December 31, 1999, Quantronix and its subsidiaries have available for tax purposes utilizable NOL's of approximately $3.9 million expiring in 2005 through 2007. Such NOL's can only be utilized to offset Quantronix's future taxable income and are limited, in a similar fashion to Excel's NOL's, in each year to approximately $560,000 as a result of the change in ownership from the merger with Excel. During 1996, the Company reduced goodwill by $1,923,000 for the establishment of deferred tax assets and the utilization of Quantronix's preacquisition deductible temporary differences and net operating loss carryforwards.

     While management believes that the Company's deferred tax asset will be realized based on its generation of taxable income in recent years and its future projected taxable income, the substantial restrictions on and time periods required to realize certain of the Company's NOL's makes it appropriate to record a valuation allowance against a portion of those NOL's. In addition, a valuation allowance has been provided against all of the Company's foreign net operating loss carryforwards. Accordingly, Excel has provided a total valuation allowance of $935,900, as of December 31, 1999. There can be no assurance that the Company will generate sufficient taxable earnings in future years to fully realize recorded tax benefits.

(7)  Accrued Expenses and Other Current Liabilities
     ..............................................

     Accrued expenses and other current liabilities consist of the following:

                                                      December 31,
                                                    1999        1998
                                                ...........  ..........
     Salaries, wages, commissions and bonuses   $1,809,337    1,859,080
     Accrued vacation/holiday/sick pay             628,236      499,288
     Accrued accounts payable                      139,232       39,158
     Customer deposits                             351,536      329,157
     Accrued royalties payable                     149,654      144,745
     Warranty reserve                              277,660      407,086
     Unearned service contract revenue             285,426      309,231
     Professional fees payable                     109,000      193,399
     Income taxes payable                        2,179,991    1,628,631
     Other                                       1,708,497    1,513,196
                                                ...........  ..........
                                                 7,638,569    6,922,971
                                                ...........  ..........
                                                ...........  ..........
(8)  Long-Term Debt
     ..............

     Long-term debt consists of the following:
                                                      December 31,
                                                    1999        1998
                                                ...........  ..........
       Revolving line of credit                           0   3,500,000
       Less current installments                          0           0
                                                ...........  ..........
                                                          0   3,500,000
                                                ...........  ..........
                                                ...........  ..........

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements.
 The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of either the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends, and requires payment of interest on a quarterly basis. During the quarter ended March 31, 1999, the Company prepaid all of its outstanding long-term debt of $3.5 million. As of December 31, 1999, the Company had no borrowings and had all of its $15 million available on its revolving line of credit.

(9)  Stockholders' Equity
     ....................

      a)  Stock Option Plan
          .................

     In 1990, Excel adopted a stock option plan (the "Plan") which provides for the granting of incentive stock options and nonincentive stock options to certain key employees, including officers and directors of Excel, to purchase an aggregate of 2,000,000 shares of common stock, as amended, at prices and terms determined by the Board of Directors.
The option price per share of incentive stock options must be at least 100% of the fair market value of the stock on the date of grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the fair market value on the date of grant, and for nonincentive stock options such price may be less than 100% of the fair market value of the stock on the date of grant. Options granted under the Plan, which terminates on July 30, 2000, may be exercisable for a period of up to ten years. Through December 31, 1999, all options granted under the Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years and expire either five or ten years from date of grant.

     The Plan was amended in August 1993 to provide for the automatic grant to each member of the Board of Directors, on the date of each annual meeting of stockholders, non-incentive options to purchase 10,000 shares of common stock at the fair market value of the common stock on such date.

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and nonincentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the fair market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, it must be at least 110% of the fair market value on the date of the grant, and for nonincentive stock options such price may be less than 100% of the fair market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through December 31, 1999, all options granted under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years and expire either five or ten years from the date of grant.

     On October 19, 1998, the Company elected to reduce the exercise price of certain outstanding stock options to purchase 503,192 shares of common stock at prices ranging from $7.875 to $12.375 per share (the average price of which is $9.518 per share) to $7.00 per share, which was greater than the fair market value of the common stock on the date of the reduction.

     A summary of activity related to the Company's stock option plans is as follows:

                                        Number         Weighted average
                                      of shares         exercise price
                                      ..........       .................

Outstanding at December 31, 1996       1,427,827            $  6.17
Granted                                  307,850               8.73
Exercised                               (643,804)              3.28
Canceled                                 (77,115)              4.77
                                      ..........

Outstanding at December 31, 1997       1,014,758               7.87
                                      ..........

Granted                                  211,500               8.07
Exercised                               (66,145)               4.95
Canceled                                (40,593)               6.78
                                      ..........

Outstanding at December 31, 1998       1,119,520               6.88
                                      ..........             ......
                                      ..........             ......
Granted                                  115,000              13.06
Exercised                              (261,509)               6.70
Canceled                                (78,319)               7.00
                                      ..........             ......

Outstanding at December 31, 1999         894,692            $  7.70
                                      ..........
                                      ..........



     At December 31, 1999, a total of 571,582 options were exercisable at a weighted average exercise price of $7.52, and options for the purchase of 862,700 common shares were available for future grant under the plans.

     The options outstanding as of December 31, 1999 are summarized in ranges as follows:

                             Weighted      Number of      Weighted
             Range of        average        options       average
          exercise price  exercise price  outstanding  remaining life
          ..............  ..............  ...........  ..............

          $3.26- $  6.00     $  4.73         27,617      0.5 years
          $6.01- $  7.00     $  6.99        752,075      5.4 years
          $7.01- $ 13.06     $ 13.06        115,000      9.5 years
                                          ..........
                                            894,692
                                          ..........
                                          ..........



     (b)  Other
          .....

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

     At December 31, 1999, 23,000 warrants were outstanding that expire between 2000 and 2002 with exercise prices ranging from $4.00 to $5.50. During 1999, 1998 and 1997, 14,000, 11,000 and 383,100, respectively, of these warrants were exercised. During 1998, 3,000 warrants were canceled.

     In 1999, the Company issued 4,546 shares of common stock in exchange for Quantronix shares that remained outstanding. In 1998, the Company issued 18,733 shares of common stock in exchange for Quantronix shares that remained outstanding.

     (c)  Shares Reserved for Issuance
          ............................

     At December 31, 1999 the Company had reserved, authorized and unissued common shares for the following purposes:

                                        Shares
                                      .........
       1990 Stock option plan           762,545
       1998 Stock option plan           994,847
       Stock purchase warrants           23,000
                                      .........
                                      1,780,392
                                      .........
                                      .........

     (d)  Stock-Based Compensation
          ........................

     The per share weighted-average fair value of stock options and warrants granted during 1999, 1998 and 1997 was $5.03, $1.36, and $2.53, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999- expected dividend yield of 0%, risk free interest rate of 5.0%, expected stock volatility of 40% and an expected option life of approximately 4.0 years, 1998- expected dividend yield of 0%, risk free interest rate of 5.0%, expected stock volatility of 20% and an expected option life of 2.5 years; 1997 - expected dividend yield of 0%, risk free interest rate of 5.5%, expected stock volatility of 31%, and an expected option life of
2.5 years.

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in the consolidated financial statements for its stock options and warrants which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings would have been reduced to the pro-forma amounts indicated below:

                                        1999         1998         1997
                                     ..........   ..........   ..........
         Net earnings:
                As reported        $11,551,766   $8,881,464   $8,234,697
                Pro-forma          $10,991,766    $7,946,464   $7,423,697

         Basic earnings
           per common share:
                As reported              $1.04         $0.79        $0.77
                Pro-forma                $0.99         $0.71        $0.69

         Diluted earnings per
           common share:
                As reported              $1.00         $0.78        $0.73
                Pro-forma                $0.95         $0.70        $0.66


     Pro-forma net earnings reflect only options and warrants granted commencing in 1995. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS 123 is not reflected in the pro-forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 was not considered.

(10) Earnings Per Share
     ..................

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:
                                                     1999
                                                     ....
                                      Earnings      Shares      Per-Share
                                    (Numerator)  (Denominator)   Amount
                                    ...........  ............. ..........

     Basic EPS                      $11,551,766     11,118,782    $1.04

     Effect of Dilutive Securities:
     Options and Warrants                              489,484
                                                 .............

     Diluted EPS                    $11,551,766     11,608,266    $1.00
                                    ...........  ............. ..........
                                    ...........  ............. ..........

                                                     1998
                                                     ....
                                      Earnings      Shares      Per-Share
                                    (Numerator)  (Denominator)   Amount
                                    ...........  ............. ..........

     Basic EPS                       $8,881,464     11,190,197    $0.79

     Effect of Dilutive Securities:
     Options and Warrants                              204,989
                                                 .............

     Diluted EPS                     $8,881,464     11,395,186     $0.78
                                    ...........  ............. ..........
                                    ...........  ............. ..........

                                                      1997
                                                      ....
                                      Earnings      Shares      Per-Share
                                    (Numerator)  (Denominator)   Amount
                                    ...........  ............. ..........

     Basic EPS                       $8,234,697     10,686,763     $0.77

     Effect of dilutive securities:
     Options and warrants                              640,323
                                                 .............

     Diluted EPS                     $8,234,697     11,327,086     $0.73
                                    ...........  ............. ..........
                                    ...........  ............. ..........


(11)  Treasury Stock
      ..............

     The Board of Directors of the Company has authorized the purchase of up to 2,000,000 shares of common stock in the open market at prevailing market prices. As part of this program, the Company acquired 31,700, 382,763 and 375,000 shares as treasury stock in 1999, 1998 and 1997 for $348,009, $3,226,419 and $3,339,375, respectively. In December 1999, the
Company retired all of its treasury stock.

(12)  Employee Benefit Plan
      .....................

     The Company has a voluntary contribution pension plan, which complies with Section 401(k) of the Internal Revenue Code, as amended. The plan permits employees to make a voluntary contribution of pretax dollars to a pension trust, with a matching contribution by the Company equal to 50% of an employee's basic contribution to the plan up to a maximum of 3% of their salaries. Company contributions to the plan were approximately $390,000, $319,000, and $303,000 in 1999, 1998 and 1997,
respectively.

(13)  Commitments and Contingencies
      .............................

      (a)  Operating Leases
           ................

     The Company and its subsidiaries lease certain buildings, vehicles and equipment under non-cancelable operating leases. At December 31, 1999, the future minimum lease payments under non-cancelable operating leases are as follows:

                         2000    $1,505,267
                         2001     1,001,207
                         2002       408,362
                         2003       411,070
                         2004       438,878
                      Thereafter    895,772
                                  .........
                                 $4,660,556
                                  .........
                                  .........


     Rent expense approximated $1.57 million, $1.63 million, and $1.34 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     (b)  Employment and Consulting Agreements
          ....................................

     Excel has entered into employment agreements with certain key executives that provide for severance upon termination without cause, aggregating approximately $1 million.

(14)  Foreign and Domestic Operations and Export Sales
      ................................................

     Information concerning foreign and domestic operations and export sales is as follows:

                                            As of or the year ended
                                                  December 31,
                                        1999         1998         1997
                                     ...........  ........... ...........
     Net sales and services to
       unaffiliated customers:
         United States              $ 81,837,044   61,565,506  58,468,251
         Germany                       7,106,104    5,526,427   7,479,645
                                     ...........  ........... ...........
                                    $ 88,943,148   67,091,933  65,947,896
                                     ...........  ........... ...........
                                     ...........  ........... ...........
     Operating earnings (loss):
       United States                $ 17,454,571   11,258,544  12,088,227
       Germany                         (288,078)     (58,237)   ( 61,224)
                                     ...........  ........... ...........
                                    $ 17,166,493   11,200,307  12,027,003
                                     ...........  ........... ...........
                                     ...........  ........... ...........

     Identifiable assets:
       United States                $ 77,775,495   68,883,025  54,508,949
       Germany                         1,875,056    2,410,139   4,710,732
                                     ...........  ........... ...........
                                    $ 79,650,551   71,293,164  59,219,681
                                     ...........  ........... ...........
                                     ...........  ........... ...........

     In determining operating earnings (loss) for each geographic area, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company.

     Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

     During the years ended December 31, 1999, 1998 and 1997, the Company had foreign and export sales of approximately $41.0 million, $24.9 million, and $23.8 million, representing 46%, 37%, and 36%, respectively, of total net sales and services.

     No single customer accounted for more than ten percent of the Company's net sales and services in 1999, 1998 and 1997. One account receivable from a single customer exceeded five percent of the Company's total accounts receivable at December 31, 1999, and no account receivable from any customer exceeded five percent of the Company's total accounts receivable at December 31, 1998.

Schedule II
               EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES

            Valuation and Qualifying Accounts and Reserves

             Years ended December 31, 1999, 1998 and 1997


  Column A          Column B      Column C         Column D    Column E
 ...........        .......... ................. ............. ..........
                   Balance at Additions charged  Additions    Balance at
                    beginning    to cost and   (deductions) -   end of
Description         of period      expenses       describe      period
 ...........        .......... ................. ............. ..........

Allowance for
 doubtful accounts:
   Year ended
   December 31,:

   1999              $426,000      70,697         (32,697)(1)   464,000

   1998              $254,000     110,000        (128,000)(1)   426,000
                                                  190,000 (2)
   1997              $276,000      72,000         (94,000)(1)   254,000

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Allowance of acquired subsidiary at date of acquisition.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                  None.


                                PART III
                                ........

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Information required by this Item 10 with respect to the directors and executive officers of registrant is hereby incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Howard S. Breslow, a director of the Company, is a partner in Breslow & Walker, LLP, the Company's legal counsel. In 1999, the Company paid Breslow & Walker, LLP $16,000 for legal services.

     Joseph A. Ortego, a director of the Company, is a partner in Nixon Peabody, LLP, the Company's legal counsel. In 1999, the Company paid Nixon Peabody, LLP $65,000 for legal services.

                               PART IV
                               .......

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
          REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     1.   Consolidated Financial Statements (included in Part II,
          Item 8):

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 1999
            and December 31, 1998

          Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 1999

          Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1999

          Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999

          Notes to Consolidated Financial Statements

     2.   Consolidated Financial Statement Schedule and Report of
            Independent Auditor (included in Part II Item 8)*

          Schedule
          II  Valuation and Qualifying Accounts and Reserves
 ...............................

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


                          INDEX TO EXHIBITS
                          .................

  Exhibit
   Number                     Document
 ............                  ........
     2  (a)    Agreement and Plan of Merger, dated March 20, 1992, by and among the Company, Excel Merging Corporation and
               Quantronix Corporation, as amended July 16, 1992. (1)

        (b) Agreement and Plan of Merger, dated as of February 14, 1995, by and among, the Company, Excel Merging Corporation and Cambridge Technology, Inc. (4)

        (c) Asset Purchase Agreement, dated as of October 29, 1995 by and among Kollmorgen Instruments Corporation and Photo Research, Inc. (5)

        (d) Asset Purchase Agreement, dated as of August 14, 1998, by and among, Excel Purchasing Company, Peter Laakman, et al (6)

     3  (a)    Restated Certificate of Incorporation dated
               November 13, 1990, as amended. (2)

        (b)    By-Laws, as amended. (1)

     4  (a)    Specimen Certificate for Company's Common Stock. (2)

    10  (a)    1990 Stock Option Plan, as amended. (3)

        (b) Employment Agreement, dated as of January 22, 1996, between the Company and J. Donald Hill (4), amended as of July 14, 1997.

        (c) Employment Agreement, dated as of January 22, 1996, between the Company and Antoine Dominic (4), amended as of July 14, 1997.

        (d)    1998 Stock Option Plan (filed as Exhibit A to the
               Company's Definitive Proxy Statement, dated April 27, 1998 for the Annual Meeting of Stockholders held on June 24, 1998).
        (e) Loan Agreement, dated as of July 20, 1998, by and among the Company and The Bank of New York.

     21        List of subsidiaries

     23        Consent of KPMG LLP

     27        Financial Data Schedule
     ....................................................................

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

EXCEL TECHNOLOGY, INC.


By:  /s/ J. Donald  Hill
 .............................
     J. Donald Hill, Chairman
     of the Board and Chief
     Executive Officer

By:  /s/ Antoine Dominic
 .............................
     Antoine Dominic, Chief
     Operating Officer and
     Principal Accounting Officer

Date:  March 6, 2000

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


     Signature                    Title                       Date
 ......................          ........                 ..............

/s/ J. Donald Hill              Director                 March  6, 2000
 ......................
    J. Donald Hill


/s/ Antoine Dominic             Director                 March  6, 2000
 ......................
    Antoine Dominic


/s/ Steven Georgiev             Director                 March  6, 2000
 ......................
    Steven Georgiev


/s/ Howard S. Breslow           Director                 March  6, 2000
 ......................
    Howard S. Breslow


/s/ Jan Melles                  Director                 March  6, 2000
 ......................
    Jan Melles


/s/ Joseph A. Ortego            Director                 March  6, 2000
 ......................
    Joseph A. Ortego