Form 10-Q
period 2000-03-31
EXCEL TECHNOLOGY INC
filed 2000-05-12
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ......................
                                 FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                          ......................

                          EXCEL TECHNOLOGY, INC.

         (Exact name of Registrant as specified in its Charter)

For the quarter ended March 31, 2000      Commission File Number 0-19306

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

                            Yes [X]  No [ ]


The number of shares of the Registrant's common stock outstanding as of May 10, 2000 was: 11,490,252.

                                CONTENTS

                     PART I.   FINANCIAL INFORMATION

                                                                     Page

Item 1.  Consolidated Financial Statements:
         .................................
         Balance Sheets as of  March 31, 2000 and December 31, 1999    3

         Statements of Earnings for the Three Months Ended
         March 31, 2000 and 1999                                       4

         Statements of Cash Flows for the Three Months Ended
         March 31, 2000 and 1999                                       5

         Notes to Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
         Condition and Results of Operations                           7
         ...................................
Item 3.  Quantitative and Qualitative Disclosures about Market Risk    9
         ..........................................................

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             9
         .................

Item 2.  Changes in Securities and Use of Proceeds                     9
         .........................................

Item 3.  Defaults upon Senior Securities                               9
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders           9
         ...................................................

Item 5.  Other Information                                             9
         .................

Item 6.  Exhibits and Reports on Form 8-K                              9
         ................................

         (a) Exhibits - (11) Computation of net earnings per share    11

                        (27) Financial Data Schedule

         (b) Reports on Form 8-K - None


PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:
           .................................

                      CONSOLIDATED BALANCE SHEETS

                                            March 31, 2000 Dec. 31, 1999
                                            .............. .............
                                             (Unaudited)
Assets
 ......

Current assets:

  Cash and cash equivalents                 $  17,281,666  $  13,481,251
  Accounts receivable, less allowance for
    doubtful accounts of $485,000 and
    $464,000 in 2000 and 1999, respectively    19,604,549     16,107,179
  Inventories                                  14,525,647     14,383,943
  Deferred income taxes, net                    1,363,300      1,363,300
  Other current assets                            492,795        512,389
                                            .............  .............

         Total current assets                  53,267,957     45,848,062
                                            .............  .............

Property, plant and equipment, net             10,894,108     10,986,243
Other assets                                      336,382        341,416
Deferred income taxes, net                      1,162,800      1,162,800
Excess of cost over fair value of net
  assets of businesses acquired, net of
  accumulated amortization of $4,098,271
  and $3,791,559 in 2000 and 1999,
  respectively                                 21,005,318     21,312,030
                                            .............  .............

         Total assets                       $  86,666,565  $  79,650,551
                                            .............  .............
                                            .............  .............


Liabilities and Stockholders' Equity
 ....................................

Current liabilities:

  Notes payable                             $      28,241  $      35,937
  Accounts payable                              3,715,973      2,974,832
  Accrued expenses and other
    current liabilities                         9,717,591      7,638,569
                                            .............  .............

         Total current liabilities             13,461,805     10,649,338
                                            .............  .............

Stockholders' equity:
  Preferred stock, par value $.001 per
    share:  2,000,000 shares authorized,
    none issued                                         0              0
  Common stock, par value $.001 per share:
    20,000,000 shares authorized,
    11,365,483 and 11,300,941 shares issued
    in 2000 and 1999, respectively                 11,365         11,301
  Additional paid-in capital                   43,805,351     43,438,702
  Retained earnings                            29,953,218     26,193,600
  Accumulated other comprehensive loss          (565,174)      (642,390)
                                            .............  .............

         Total stockholders' equity            73,204,760     69,001,213
                                            .............  .............


         Total liabilities and
           stockholders' equity             $  86,666,565  $  79,650,551
                                            .............  .............
                                            .............  .............


                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                                                Three Months Ended
                                                      March 31,
                                            ............................

                                                2000            1999
                                            .............  .............

Net sales and services                      $  26,500,655  $  20,018,174

Cost of sales and services                     13,072,675      9,892,194
                                            .............  .............

Gross profit                                   13,427,980     10,125,980

Operating expenses:
  Selling and marketing                         3,269,266      2,794,219
  General and administrative                    1,967,642      1,652,761
  Research and development                      2,356,379      1,678,349
  Amortization of excess cost over
    fair value of net assets of businesses
    acquired                                      306,712        304,070
                                            .............  .............


Earnings from operations                        5,527,981      3,696,581

Non-operating expenses (income):
  Interest expense                                  1,252         30,041
  Interest income                               (183,641)       (57,050)
  Other expense, net                               13,979         27,186
                                            .............  .............

Earnings before provision for income taxes      5,696,391      3,696,404

Provision for income taxes                      1,936,773      1,219,813
                                            .............  .............

Net earnings                                $   3,759,618   $  2,476,591
                                            .............  .............
                                            .............  .............
Earnings per share:
  Basic earnings per common share                   $0.33          $0.22
                                                    .....          .....
                                                    .....          .....
  Weighted average common
    shares outstanding                         11,332,667     11,067,212
                                            .............  .............
                                            .............  .............

  Diluted earnings per common share                $0.32           $0.22
                                                    .....          .....
                                                    .....          .....
  Weighted average common shares and
    common share equivalents                   11,914,328     11,475,015
                                            .............  .............
                                            .............  .............


                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                Three Months Ended
                                                      March 31,
                                            ............................

                                                2000            1999
                                            .............  .............

Cash flows from operating activities:
  Net earnings                              $   3,759,618  $   2,476,591
  Adjustments to reconcile net earnings to
    net cash provided by operating
    activities:
      Depreciation and amortization               820,649        788,235
      Provision for bad debts                      10,674          8,275
      Changes in operating assets and
        liabilities:
          (Increase) in accounts receivable   (3,508,044)    (2,183,621)
          (Increase) decrease in inventories    (141,704)        308,341
          Decrease (increase) in other
            current assets                         19,594      (169,195)
          Decrease (increase) in other
            assets                                  5,034        (4,367)
          Increase (decrease) in accounts
            payable                               741,141      (201,204)
          Increase in accrued expenses and
            other current liabilities           2,079,022        871,530
                                            .............  .............
                   Net cash provided by
                     operating activities       3,785,984      1,894,585
                                            .............  .............

Cash flows from investing activities:
  Purchases of property, plant and equipment    (421,802)      (581,236)
                                            .............  .............

                   Net cash used in
                     investing activities       (421,802)      (581,236)
                                            .............  .............

Cash flows from financing activities:
  Proceeds from exercise of common stock
    options and warrants                          366,713        158,880
  Payments of notes payable                       (7,696)       (35,790)
  Payments of long-term debt
    (revolving credit line)                             0    (3,500,000)
                                            .............  .............

                   Net cash provided by
                     (used in) financing
                     activities                   359,017    (3,376,910)
                                            .............  .............

Effect of exchange rate changes on assets
  and liabilities including cash and
  cash equivalents                                 77,216      (295,011)
                                            .............  .............
Net increase (decrease) in cash and
  cash equivalents                              3,800,415    (2,358,572)

Cash and cash equivalents,
  beginning of period                          13,481,251      5,839,339
                                            .............  .............

Cash and cash equivalents, end of period    $  17,281,666  $   3,480,767
                                            .............  .............
                                            .............  .............


Supplemental disclosure of cash flow information:
 .................................................

Cash paid for:
  Interest                                  $       1,252  $      30,041
  Income taxes                              $   1,114,821  $     521,260

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS:
     ..................................

     The consolidated balance sheet as of March 31, 2000, and the consolidated statements of earnings and cash flows for the three month periods ended March 31, 2000 and March 31, 1999 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

B.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis.

     Inventories consist of the following:

                                       March 31, 2000  December 31, 1999
                                       ..............  .................

                   Raw Materials       $    8,385,867      $   6,547,811
                   Work in Process          4,146,902          5,509,431
                   Finished Goods           1,581,369          1,862,941
                   Consigned Inventory        411,509            463,760
                                        .............       ............

                                        $  14,525,647       $ 14,383,943
                                        .............       ............
                                        .............       ............



C.   LONG-TERM DEBT
     ...............

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of either the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including the prohibition of the payment of dividends, and requires payment of interest on a quarterly basis. As of March 31, 2000, the Company had no borrowings and had all of its $15 million available on its line of credit.

D.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $3,836,834 and $2,181,580 for the three months ended March 31, 2000 and 1999, respectively.


Item 2.   Management's Discussion and Analysis of Financial Condition and
          ...............................................................
          Results of Operations
          .....................

Results of Operations
 .....................

     Net sales and services for the quarter ended March 31, 2000 increased $6.5 million or 32.5% to $26.5 million from $20.0 million for the comparable period in the prior year. The increase is attributable to increases in sales and services across all of the Company's product lines.

     Gross margins as a percentage of sales increased to 50.7% for the period ended March 31, 2000 from 50.6% in the same period ended March 31,1999. The decrease in cost as a percentage of sales of 0.1% in the quarter ended March 31, 2000 is primarily due to the product mix.

     Selling and marketing expenses increased to $3.3 million in the quarter ended March 31, 2000 from $2.8 million in the quarter ended March 31, 1999. The increase of $475 thousand or 17.0% is primarily attributable to the increased variable costs associated with the increased sales volume. Selling and marketing expenses as a percentage of sales decreased to 12.3% for the quarter ended March 31, 2000 from 14.0% for the comparable period in the prior year. The decrease is essentially attributable to fixed costs being absorbed by the higher sales volume.

     General and administrative expenses increased $315 thousand or 19.1% from $1.65 million in the quarter ended March 31, 1999 to $1.97 million in the current period. The increase is primarily attributable to higher bonus expenses due to increased profitability.

     Research and development costs for the quarter ended March 31, 2000 increased $678 thousand or 40.5% to $2.36 million from $1.68 million in the quarter ended March 31, 1999. The increase is primarily attributable to increased research and development activities for all product groups.

     Interest expense was $1.3 thousand versus $30.0 thousand for the quarters ended March 31, 2000 and 1999, respectively. The decrease is due to the paydown of the loan associated with the acquisition of Synrad in the quarter ended March 31, 1999.

     The increase in interest income to $184 thousand in the quarter ended March 31, 2000 from $57 thousand in the same period of 1999, an increase of $127 thousand, is primarily due to increased average investable cash balances.

     Other expense resulted in a net expense of $14.0 thousand for the quarter ended March 31, 2000 as compared to a net expense of $27 thousand for the quarter ended March 31, 1999. This decrease is primarily due to lower foreign exchange losses realized by the Company's German subsidiary.


Liquidity and Capital Resources
 ...............................

     Working capital at March 31, 2000 was $39.8 million compared to $35.2 million at December 31, 1999. The increase is primarily derived from the net cash provided by operating activities and the proceeds from the exercise of stock options and warrants, partially offset by capital expenditures.

     The Company anticipates spending approximately $9.0 million for capital expenditures in 2000, which includes a building for Synrad and the expansion of Quantronix' facilities. Approximately $422 thousand was spent during the quarter ended March 31, 2000. The Company had capital expenditures of approximately $2.1 million for the year ended December 31, 1999.

     The Company had no outstanding long-term debt and $15 million available on its line of credit as of March 31, 2000, as described in note C to the financial statements.

     The Company estimates that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.



Inflation
 .........

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Forward-Looking Statements
 ..........................

     The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in this Form 10-Q and in the Company's Annual Report on Form 10K for the year ended December 31, 1999. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ..........................................................

          Not applicable.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          .................

     For information concerning Legal Proceedings, reference is made to
Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


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

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders
          ...................................................

          None.

Item 5.   Other Information
          .................

          None.

Item 6.   Exhibits and Reports on Form 8-K
          .................................

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


DATED:  May 12, 2000

        EXCEL TECHNOLOGY, INC.


        By:  /s/  J. Donald Hill
            ......................................
            J. Donald Hill, Chairman of the Board,
            Chief Executive Officer

        By:  /s/ Antoine Dominic
             .....................................
             Antoine Dominic, President,
             Chief Operating Officer
             and Principal Accounting Officer


EXHIBIT 11 (Unaudited)
 ......................

COMPUTATION OF NET EARNINGS PER SHARE

                                      BASIC               DILUTED
                               Three Months Ended    Three Months Ended
                                    March 31,             March 31,
                              ..................... .....................
                                 2000       1999       2000       1999
                              .......... .......... .......... ..........

Net Earnings                  $3,759,618 $2,476,591 $3,759,618 $2,476,591
                              .......... .......... .......... ..........
                              .......... .......... .......... ..........

Weighted average common
  shares outstanding          11,332,667 11,067,212 11,332,667 11,067,212

Weighted average common
  common share equivalents:
    Options and Warrants               0          0    581,661    407,803
                              .......... .......... .......... ..........
Weighted average common
  shares and common shares
  equivalent outstanding      11,332,667 11,067,212 11,914,328 11,475,015
                              .......... .......... .......... ..........
                              .......... .......... .......... ..........

Net Earnings per share        $    0 .33 $     0.22 $     0.32 $     0.22
                              .......... .......... .......... ..........
                              .......... .......... .......... ..........