Form 10-Q
period 2000-06-30
EXCEL TECHNOLOGY INC
filed 2000-08-09
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                         EXCEL TECHNOLOGY, INC.

          (Exact name of Registrant as specified in its Charter)

For the quarter ended June 30, 2000     Commission File Number 0-19306

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

                             Yes [X]  No [ ]


The number of shares of the Registrant's common stock outstanding as of August 3, 2000 was: 11,752,316.


                                CONTENTS

                     PART I.   FINANCIAL INFORMATION

                                                                    Page
Item 1.  Consolidated Financial Statements:
         ..................................

         Balance Sheets as of June 30, 2000 (unaudited) and
         December 31, 1999                                            3

         Statements of Earnings (unaudited) for the Three Months
         Ended June 30, 2000 and 1999                                 4

         Statements of Earnings (unaudited) for the Six Months
         Ended June 30, 2000 and 1999                                 5

         Statements of Cash Flows (unaudited) for the Six Months
         Ended June 30, 2000 and 1999                                 6

         Notes to Financial Statements                                7

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
         Condition and Results of Operations                          8
         ...................................
Item 3.  Quantitative and Qualitative Disclosures about Market Risk  10
         ..........................................................


                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                           11
         .................

Item 2.  Changes in Securities and Use of Proceeds                   11
         .........................................

Item 3.  Defaults upon Senior Securities                             11
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders         11
         ...................................................

Item 5.  Other Information                                           11
         .................

Item 6.  Exhibits and Reports on Form 8-K                            11
         ................................

         (a) Exhibits - (11) Computation of net earnings per share   14

                        (27) Financial Data Schedule

         (b) Reports on Form 8-K





PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements:
         .................................

                      CONSOLIDATED BALANCE SHEETS

                                           June 30, 2000   Dec. 31, 1999
                                           .............   .............
                                            (Unaudited)

Assets
 ......
Current assets:
  Cash and cash equivalents                $  18,755,950   $  13,481,251
  Accounts receivable, less allowance
    for doubtful accounts of $517,000
    and $464,000 in 2000 and 1999,
    respectively                              19,453,712      16,107,179
  Inventories                                 16,491,211      14,383,943
  Deferred income taxes, net                   1,363,300       1,363,300
  Other current assets                           648,856         512,389
                                           .............   .............
              Total current assets            56,713,029      45,848,062
                                           .............   .............

Property, plant and equipment, net            10,884,727      10,986,243
Other assets                                     312,673         341,416
Deferred income taxes, net                     1,162,800       1,162,800
Excess of cost over fair value of net
  assets of businesses acquired, net of
  accumulated amortization of $4,404,983
  and $3,791,559 in 2000 and 1999,
  respectively                                20,698,606      21,312,030
                                           .............   .............

              Total assets                 $  89,771,835   $  79,650,551
                                           .............   .............
                                           .............   .............
Liabilities and Stockholders' Equity
 ....................................

Current liabilities:
  Notes payable                            $      24,149   $      35,937
  Accounts payable                             3,811,632       2,974,832
  Accrued expenses and other
    current liabilities                        7,602,008       7,638,569
                                           .............   .............
              Total current liabilities       11,437,789      10,649,338
                                           .............   .............

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000,000 shares authorized, none issued           0               0

  Common stock, par value $.001 per share:
    20,000,000 shares authorized, 11,689,528
    and 11,300,941 shares issued in 2000
    and 1999, respectively                        11,690          11,301
  Additional paid-in capital                  44,783,803      43,438,702
  Retained earnings                           34,078,120      26,193,600
  Accumulated other comprehensive loss          (539,567)      (642,390)
                                           .............   .............

              Total stockholders' equity      78,334,046      69,001,213
                                           .............   .............

              Total liabilities and
                stockholders' equity       $  89,771,835   $  79,650,551
                                           .............   .............
                                           .............   .............

                   CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
                                                 Three Months Ended
                                                      June 30,
                                           .............................
                                                2000            1999
                                           .............   .............

Net sales and services                     $  26,358,440   $  21,478,131

Cost of sales and services                    12,621,536      11,044,136
                                           .............   .............

Gross profit                                  13,736,904      10,433,995

Operating expenses:
  Selling and marketing                        3,049,164       2,998,632
  General and administrative                   2,030,598       1,412,064
  Research and development                     2,340,692       1,983,846
  Amortization of excess cost over
    fair value of net assets of businesses
    acquired                                     306,712         304,070
                                           .............   .............

Earnings from operations                       6,009,738       3,735,383

Non-operating expenses (income):
  Interest expense                                 1,694           3,687
  Interest income                              (262,193)        (50,156)
  Other expense, net                              20,386          55,643
                                           .............   .............

Earnings before provision for income taxes     6,249,851       3,726,209

Provision for income taxes                     2,124,949       1,229,649
                                           .............   .............

Net earnings                               $   4,124,902   $   2,496,560
                                           .............   .............
                                           .............   .............

Earnings per share:
  Basic earnings per common share                  $0.36           $0.23
                                                   .....           .....
                                                   .....           .....

  Weighted average common shares outstanding  11,552,298      11,089,359
                                           .............   .............
                                           .............   .............

  Diluted earnings per common share                $0.34           $0.22
                                                   .....           .....
                                                   .....           .....
  Weighted average common shares and
    common share equivalents                  12,101,721      11,554,353
                                           .............   .............
                                           .............   .............

                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)
                                                   Six Months Ended
                                                        June 30
                                           .............................
                                               2000             1999
                                           .............   .............

Net sales and services                     $  52,859,095   $  41,496,305

Cost of sales and services                    25,694,211      20,936,330
                                           .............   .............

Gross profit                                  27,164,884      20,559,975

Operating expenses:
  Selling and marketing                        6,318,430       5,792,851
  General and administrative                   3,998,240       3,064,825
  Research and development                     4,697,071       3,662,195
  Amortization of excess cost over
    fair value of net assets of businesses
    acquired                                     613,424         608,140
                                           .............   .............

Earnings from operations                      11,537,719       7,431,964

Non-operating expenses (income):
  Interest expense                                 2,946          33,728
  Interest income                              (445,834)       (107,206)
  Other expense, net                              34,365          82,829
                                           .............   .............

Earnings before provision for income taxes    11,946,242       7,422,613

Provision for income taxes                     4,061,722       2,449,462
                                           .............   .............

Net earnings                               $   7,884,520   $   4,973,151
                                           .............   .............
                                           .............   .............

Earnings per share:
  Basic earnings per common share                  $0.69           $0.45
                                                   .....           .....
                                                   .....           .....

  Weighted average common
    shares outstanding                        11,442,482      11,078,347
                                           .............   .............
                                           .............   .............

  Diluted earnings per common share                $0.66           $0.43
                                                   .....           .....
                                                   .....           .....

  Weighted average common shares and
    common share equivalents                  12,023,021      11,515,568
                                           .............   .............
                                           .............   .............

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                   Six Months Ended
                                                        June 30
                                           .............................
                                               2000             1999
                                           .............   .............

Cash flows from operating activities:
Net earnings                               $   7,884,520   $   4,973,151
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation and amortization              1,615,022       1,573,445
    Provision for bad debts                       89,749          18,922
    Changes in operating assets and
     liabilities:
       Increase in accounts receivable       (3,436,282)     (2,351,853)
       (Increase) decrease in inventories    (2,107,268)          80,050
       Increase in other current assets        (136,467)       (224,202)
       Decrease in other assets                   28,743         130,045
       Increase  in accounts payable             836,800          38,011
       Decrease in accrued expenses and
         other current liabilities              (36,561)       (487,122)
                                           .............   .............
         Net cash provided by operating
           activities                          4,738,256       3,750,447
                                           .............   .............
Cash flows from investing activities:
  Purchases of property,
   plant and equipment                         (900,082)     (1,205,398)
                                           .............   .............
         Net cash used in investing
           activities                          (900,082)     (1,205,398)
                                           .............   .............
Cash flows from financing activities:
  Proceeds from exercise of common stock
   options and warrants                        1,345,490         261,266
  Payments of notes payable                     (11,788)        (52,077)
  Payments of long-term debt (revolving
   credit line)                                        0     (3,500,000)
                                           .............   .............

         Net cash provided by (used in)
           financing activities                1,333,702     (3,290,811)
                                           .............   .............

Effect of exchange rate changes on assets
 and liabilities including cash and
  cash equivalents                               102,823       (423,888)
                                           .............   .............

Net increase (decrease) in cash and
 cash equivalents                              5,274,699     (1,169,650)

Cash and cash equivalents,
 beginning of period                          13,481,251       5,839,339
                                           .............   .............
Cash and cash equivalents, end of period   $  18,755,950   $   4,669,689
                                           .............   .............
                                           .............   .............

Supplemental disclosure of cash flow information:
 .................................................
Cash paid for:
  Interest                                 $       2,946   $      33,728
  Income taxes                             $   5,026,193   $   2,579,472

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS:
     ..................................

     The consolidated balance sheet as of June 30, 2000, and the consolidated statements of earnings for the three months and six months ended June 30, 2000 and June 30, 1999 and the consolidated statement of cash flows for the six months ended June 30, 2000 and June 30, 1999 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

B.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:

                                     June 30, 2000     December 31, 1999
                                   ...............     .................

     Raw Materials                 $     9,129,974        $    6,547,811
     Work in Process                     4,623,275             5,509,431
     Finished Goods                      2,382,535             1,862,941
     Consigned Inventory                   355,427               463,760
                                   ...............        ..............
                                   $    16,491,211       $    14,383,943
                                   ...............        ..............
                                   ...............        ..............


C.   LONG-TERM DEBT
     ..............

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of either the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including the prohibition of the payment of dividends, and requires payment of interest on a quarterly basis. As of June 30, 2000, the Company had no borrowings and had all of its $15 million available on its line of credit.


D.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $7,987,343 and $4,549,263 for the six months ended June 30, 2000 and 1999, respectively.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ...............................................................
         Results of Operations
         .....................

Results of Operations
 .....................

     Net sales and services for the quarter ended June 30, 2000 increased $4.9 million or 22.8% to $26.4 million from $21.5 million for the comparable period in the prior year. For the six months ended June 30, 2000, net sales and services were $52.9 million, an increase of $11.4 million or 27.5% from $41.5 million in the six months ended June 30, 1999. The increase is attributable to increases in sales and services across most of the Company's product lines.

     Gross margins as a percentage of sales increased to 52.1% for the quarter ended June 30, 2000 as compared to 48.6% in the same period in the prior year. For the six months ended June 30, 2000, gross margins as a percentage of sales increased to 51.4% from 49.5% in the same six months ended June 30, 1999. The decreases in cost as a percentage of sales are primarily due to the product mix and the increased sales volume.

     Selling and marketing expenses increased to $3.05 million in the quarter ended June 30, 2000 from $3.0 million in the quarter ended June 30, 1999. Selling and marketing expense as a percentage of sales decreased to 11.6% for the quarter ended June 30, 2000 from 14.0% for the comparable period in the prior year. For the six months ended June 30, 2000, selling and marketing expenses increased to $6.3 million from $5.8 million in the same period in 1999. The increase of $526 thousand is primarily attributable to the increased variable costs associated with the increased sales volume. Selling and marketing expenses as a percentage of sales decreased to 12.0% for the six months ended June 30, 2000 from 14.0% for the comparable period in the prior year. The decrease in selling expenses as a percentage of sales is essentially attributable to fixed costs being absorbed by the higher sales volume.

     General and administrative expenses increased $619 thousand or 43.8% from $1.41 million in the quarter ended June 30, 1999 to $2.03 million in the current period. For the six months ended June 30, 2000, general and administrative expenses increased $933 thousand to $4.0 million from $3.1 million in 1999. The increases are primarily attributable to higher bonus expenses due to increased profitability.

     Research and development costs for the quarter ended June 30, 2000 increased $357 thousand or 18.0% to $2.34 million from $1.98 million in the quarter ended June 30, 1999. For the six months ended June 30, 2000, research and development expenses increased $1.0 million or 28.3% to $4.7 million from $3.7 million in 1999. The increases are primarily attributable to increased research and development activities for all product groups.

     Interest expense was $2 thousand versus $4 thousand for the quarters ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, interest expense was $3 thousand versus $34 thousand for the six months ended June 30, 1999. The decrease of $31 thousand is due to the paydown of the loan associated with the acquisition of Synrad in the quarter ended March 31, 1999.

     Interest income increased to $262 thousand for the quarter ended June 30, 2000 from $50 thousand in the same period of 1999, an increase of $212 thousand. For the six months ended June 30, 2000 and June 30, 1999, interest income was $446 thousand and $107 thousand, respectively. The increases are primarily due to increased average investable cash balances.

     Other expense resulted in a net expense of $20 thousand for the quarter ended June 30, 2000 as compared to a net expense of $56 thousand for the quarter ended June 30, 1999. Other expense resulted in a net expense of $34 thousand for the six months ended June 30, 2000 as compared to $83 thousand for the six months ended June 30, 1999. These decreases are primarily due to lower foreign exchange losses realized by the Company's German subsidiary.


Liquidity and Capital Resources
 ...............................

     Working capital at June 30, 2000 was $45.3 million compared to $35.2 million at December 31, 1999. The increase is primarily derived from the net income of $7.9 million and the proceeds from the exercise of stock options and warrants of $1.3 million, offset partially by capital expenditures.

     The Company anticipates spending approximately $6.0 million for capital expenditures in 2000, which includes the construction of a building for Synrad and the expansion of Quantronix' facilities. Approximately $900 thousand was spent during the six months ended June 30, 2000. The Company had capital expenditures of approximately $2.1 million for the year ended December 31, 1999.

     The Company had no outstanding long-term debt and $15 million available on its line of credit as of June 30, 2000, as described in note C to the consolidated financial statements.

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

          None.

Item 3.   Defaults upon Senior Securities
          ...............................

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders
          ...................................................

          The Company's Annual Meeting of Stockholders was held on May 31, 2000. At the Meeting:

          (i) The following persons were elected as directors of the Company, to serve until the next Annual Meeting and until their successors are duly elected and qualified, each receiving the number of votes set forth opposite their names:
                                        FOR         WITHHELD     AGAINST
                                    ...........     ........     .......

          J. Donald Hill             10,693,279       24,499           0
          Antoine Dominic            10,693,294       24,484           0
          Steven Georgiev            10,693,294       24,484           0
          Howard S. Breslow          10,693,294       24,484           0
          Joseph J. Ortego           10,693,294       24,484           0

          (ii) The appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2000 was ratified, with 10,682,271 shares voting in favor of the appointment, 18,407 shares voting against, and 17,100 shares abstaining from voting.

Item 5.   Other Information
          .................

          None.

Item 6.   Exhibits and Reports on Form 8-K
          .................................

          (a)  Exhibits - (11) Computation of net earnings per share
                          (27) Financial Data Schedule

          (b)  Reports on Form 8-K - Filed in the second quarter of 2000:

               Form 8-K dated June 21, 2000

               Item 4.  Changes in Registrant's Certifying Accountants
               Item 7.  Financial Statements, Proforma Financial
                        Information and Exhibits





                               SIGNATURES
                               ..........

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:  August 9, 2000

        EXCEL TECHNOLOGY, INC.


        By:  /s/  J. Donald Hill
            ......................................
            J. Donald Hill, Chairman of the Board,
            Chief Executive Officer

        By:  /s/ Antoine Dominic
             .....................................
             Antoine Dominic, President,
             Chief Operating Officer
             and Principal Accounting Officer

EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                   BASIC               DILUTED
                            Three Months Ended    Three Months Ended
                                  June 30,              June 30,
                           ..................... .....................
                              2000       1999       2000       1999
                           .......... .......... .......... ..........
Net earnings               $4,124,902  2,496,560  4,124,902  2,496,560
                           .......... .......... .......... ..........
                           .......... .......... .......... ..........

Weighted average common
  shares outstanding       11,552,298 11,089,359 11,552,298 11,089,359

Weighted average common
  share equivalents:
    Options and warrants            0          0    549,423    464,994
                           .......... .......... .......... ..........

Weighted average common
   shares and common shares
   equivalent outstanding  11,552,298 11,089,359 12,101,721 11,554,353
                           .......... .......... .......... ..........
                           .......... .......... .......... ..........

Net earnings per share          $0.36      $0.23      $0.34      $0.22
                           .......... .......... .......... ..........
                           .......... .......... .......... ..........

                                   BASIC               DILUTED
                              Six Months Ended     Six Months Ended
                                  June 30,              June 30,
                           ..................... .....................
                              2000       1999       2000       1999
                           .......... .......... .......... ..........
Net earnings               $7,884,520  4,973,151  7,884,520  4,973,151
                           .......... .......... .......... ..........
                           .......... .......... .......... ..........

Weighted average common
  shares outstanding       11,442,482 11,078,347 11,442,482 11,078,347

Weighted average common
  share equivalents:
    Options and warrants            0          0    580,539    437,221
                           .......... .......... .......... ..........

Weighted average common
  shares and common shares
  equivalent outstanding   11,442,482 11,078,347 12,023,021 11,515,568
                           .......... .......... .......... ..........
                           .......... .......... .......... ..........

Net earnings per share          $0.69      $0.45      $0.66      $0.43
                           .......... .......... .......... ..........
                           .......... .......... .......... ..........