Form 10-Q
period 2000-09-30
EXCEL TECHNOLOGY INC
filed 2000-11-09
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.

         (Exact name of Registrant as specified in its Charter)


For the quarter ended September 30, 2000   Commission File Number 0-19306

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

                              Yes [X]  No [ ]

The number of shares of the Registrant's common stock outstanding as of November 8, 2000 was: 11,755,331.


                                CONTENTS

                   PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:                          Page
         .................................

         Balance Sheets as of September 30, 2000 (unaudited)
           and December 31, 1999                                        3


         Statements of Earnings (unaudited) for the
           Three Months Ended September 30, 2000 and 1999               4

         Statements of Earnings (unaudited) for the Nine Months
           Ended September 30, 2000 and 1999                            5

         Statements of Cash Flows (unaudited) for the Nine Months
         Ended September 30, 2000 and 1999                              6

         Notes to Financial Statements (unaudited)                      7

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
           Condition and Results of Operations                          8
           ...................................

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    11
         ..........................................................

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             12
         .................

Item 2.  Changes in Securities and Use of Proceeds                     12
         .........................................

Item 3.  Defaults upon Senior Securities                               12
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders           12
         ...................................................

Item 5.  Other Information                                             12
         .................

Item 6.  Exhibits and Reports on Form 8-K                              12
         ................................

         Index to Exhibits                                             14

         (a) Exhibits - (11) Computation of net earnings per share     14

                        (27) Financial Data Schedule

         (b) Reports on Form 8-K



PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

                       CONSOLIDATED BALANCE SHEETS

                                         Sept. 30, 2000     Dec. 31, 1999
                                         ..............     .............
                                           (Unaudited)

Assets
 .......

Current assets:
  Cash and cash equivalents              $  15,665,788      $  13,481,251
  Accounts receivable, less allowance
    for doubtful accounts of $599,000
    and $464,000 in 2000 and 1999,
    respectively                            20,863,564         16,107,179
  Inventories                               17,779,597         14,383,943
  Deferred income taxes, net                 1,363,300          1,363,300
  Other current assets                         892,458            512,389
                                         .............      .............
          Total current assets              56,564,707         45,848,062
                                         .............      .............
Property, plant and equipment, net          12,918,782         10,986,243
Other assets                                   280,746            341,416
Deferred income taxes, net                   1,162,800          1,162,800
Excess of cost over fair value of net
  assets of businesses acquired, net of
  accumulated amortization of $4,767,256
  and $3,791,559 in 2000 and 1999,
  respectively                              23,797,633         21,312,030
                                         .............      .............

          Total assets                   $  94,724,668      $  79,650,551
                                         .............      .............
                                         .............      .............

Liabilities and Stockholders' Equity
 ....................................
Current liabilities:
  Notes payable                          $      19,734      $      35,937
  Accounts payable                           3,973,809          2,974,832
  Accrued expenses and other current
    liabilities                              8,557,005          7,638,569
                                         .............      .............

          Total current liabilities         12,550,548         10,649,338
                                         .............      .............

Stockholders' equity:
  Preferred stock, par value $.001 per
    share; 2,000,000 shares authorized,
    none issued                                      0                  0
  Common stock, par value $.001 per
    share; 20,000,000 shares authorized,
    11,757,529 and 11,300,941 shares
    issued in 2000 and 1999, respectively       11,758             11,301
  Additional paid-in capital                44,825,404         43,438,702
  Retained earnings                         38,292,265         26,193,600
  Accumulated other comprehensive loss       (955,307)          (642,390)
                                         .............      .............
Total stockholders' equity                  82,174,120         69,001,213
                                         .............      .............

          Total liabilities and
            stockholders' equity        $   94,724,668      $  79,650,551
                                         .............      .............
                                         .............      .............


                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)
                                                   Three Months Ended
                                                      September 30,
                                            .............................
                                                 2000            1999
                                            .............   .............

Net sales and services                     $   29,343,749  $   23,546,481

Cost of sales and services                     14,613,647      11,795,346
                                            .............   .............

Gross profit                                   14,730,102      11,751,135

Operating expenses:
  Selling and marketing                         3,436,050       2,894,980
  General and administrative                    2,039,587       1,863,880
  Research and development                      2,542,734       1,807,940
  Amortization of excess cost over
    fair value of net assets of
    businesses acquired                           362,273         304,070
                                            .............   .............

Earnings from operations                        6,349,458       4,880,265

Non-operating expenses (income):
  Interest expense                                  6,848           9,010
  Interest income                                (272,580)       (92,627)
  Other expense, net                               99,311          16,695
                                            .............   .............

Earnings before provision for income taxes      6,515,879       4,947,187

Provision for income taxes                      2,301,734       1,632,572
                                            .............   .............

Net earnings                               $    4,214,145   $   3,314,615
                                            .............   .............
                                            .............   .............

Earnings per share:
 Basic earnings per common share                    $0.36           $0.30
                                                    .....           .....
                                                    .....           .....

 Weighted average common shares outstanding    11,744,224      11,103,210
                                            .............   .............
                                            .............   .............


 Diluted earnings per common share                  $0.35           $0.29
                                                    .....           .....
                                                    .....           .....

 Weighted average common shares and
  common share equivalents                     12,179,542      11,616,334
                                            .............   .............
                                            .............   .............



                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)
                                                    Nine Months Ended
                                                      September 30,
                                            .............................
                                                 2000            1999
                                            .............   .............

Net sales and services                      $  82,202,844   $  65,042,786

Cost of sales and services                     40,307,858      32,731,676
                                            .............   .............

Gross profit                                   41,894,986      32,311,110

Operating expenses:
  Selling and marketing                         9,754,480       8,687,831
  General and administrative                    6,037,827       4,928,705
  Research and development                      7,239,805       5,470,135
  Amortization of excess cost over
    fair value of net assets of
    businesses acquired                           975,697         912,210
                                            .............   .............
Earnings from operations                       17,887,177      12,312,229

Non-operating expenses (income):
  Interest expense                                  9,794          42,738
  Interest income                               (718,414)       (199,833)
  Other expense, net                              133,676          99,524
                                            .............   .............

Earnings before provision for income taxes     18,462,121      12,369,800

Provision for income taxes                      6,363,456       4,082,034
                                            .............   .............

Net earnings                                $  12,098,665   $   8,287,766
                                            .............   .............
                                            .............   .............

Earnings per share:
 Basic earnings per common share                    $1.05           $0.75
                                                    .....           .....
                                                    .....           .....


 Weighted average common shares outstanding    11,543,797      11,086,726
                                            .............   .............
                                            .............   .............

 Diluted earnings per common share                  $1.00           $0.72
                                                    .....           .....
                                                    .....           .....

 Weighted average common shares and
  common share equivalents                     12,072,707      11,551,335
                                            .............   .............
                                            .............   .............



                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                    Nine Months Ended
                                                      September 30,
                                            .............................
                                                 2000            1999
                                            .............   .............

Cash flows from operating activities:
Net earnings                                $  12,098,665   $   8,287,766
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
  Depreciation and amortization                 2,548,241       2,190,462
  Provision for bad debts                         112,702          32,999
  Changes in operating assets and
    liabilities, net of effects of
    acquisitions:
      Increase in accounts receivable         (4,335,250)     (5,135,478)
      (Increase) decrease in inventories      (2,387,406)       1,308,862
      Increase in other current assets          (290,199)       (132,507)
      Decrease in other assets                     60,670         139,878
      Increase (decrease) in accounts
        payable                                   796,341       (457,498)
      (Decrease) increase in accrued
        expenses and other current
        liabilities                               (1,753)       1,020,611
                                            .............   .............
          Net cash provided by operating
            activities                          8,602,011       7,255,095
                                            .............   .............
Cash flows from investing activities:
  Purchases of property, plant and equipment (3,207,597) (1,535,876) Cash paid for acquisition, net of
    cash acquired                             (4,267,916)               0
                                            .............   .............
          Net cash used in investing
            activities                        (7,475,513)     (1,535,876)
                                            .............   .............
Cash flows from financing activities:
  Purchase of treasury stock                            0       (348,009)
  Proceeds from exercise of common stock
    options and warrants                        1,387,159         490,808
  Payments of notes payable                      (16,203)        (65,416)
  Payments of long-term debt
    (revolving credit line)                             0     (3,500,000)
                                            .............   .............

          Net cash provided by (used in)
            financing activities                1,370,956     (3,422,617)
                                            .............   .............

Effect of exchange rate changes on assets
  and liabilities including cash and cash
    equivalents                                 (312,917)       (283,491)
                                            .............   .............
Net increase in cash and cash equivalents       2,184,537       2,013,111

Cash and cash equivalents,
  beginning of period                          13,481,251       5,839,339
                                            .............   .............

Cash and cash equivalents, end of period    $  15,665,788   $   7,852,450
                                            .............   .............
                                            .............   .............

Supplemental disclosure of cash flow information:
 .................................................
Cash paid for:
  Interest                                  $       9,795   $      75,919
  Income taxes                              $   6,832,714   $   3,954,309



               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

A.  CONSOLIDATED FINANCIAL STATEMENTS:
    .................................

     The consolidated balance sheet as of September 30, 2000, and the consolidated statements of earnings for the three months and nine months ended September 30, 2000 and September 30, 1999 and the consolidated statement of cash flows for the nine months ended September 30, 2000 and September 30, 1999 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented.

    For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.


B.  INVENTORIES
    ...........

    Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:

                                    September 30, 2000  December 31, 1999
                                    ..................  .................

  Raw Materials                            $ 9,904,621        $ 6,547,811
  Work in Process                            5,315,267          5,509,431
  Finished Goods                             2,213,113          1,862,941
  Consigned Inventory                          346,596            463,760
                                           ...........        ...........

                                           $17,779,597        $14,383,943
                                           ...........        ...........
                                           ...........        ...........
C.  LONG-TERM DEBT
    ..............

    On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of either the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including the prohibition of the payment of dividends, and requires payment of interest on a quarterly basis. As of September 30, 2000 the Company had no borrowings and had all of its $15 million available on its line of credit.


D.  ACQUISITIONS
 ............

    On July 1, 2000, Excel Technology Europe GmbH ("Excel Europe"), a subsidiary of the Company, acquired substantially all of the assets and certain liabilities of Baublys GmbH ("Baublys"), a company engaged in the manufacturing and sale of customized laser systems and engraving machines. The purchase price, including additional costs directly related to the acquisition, amounted to $4.5 million and was internally funded using the Company's own cash. The acquisition has been accounted for as a purchase and accordingly, the operating results of Baublys have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired, approximating $3.5 million, is being amortized on a straight-line basis over 15 years.


E.  COMPREHENSIVE INCOME
    ....................

    Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $11,785,748 and $8,004,275 for the nine months ended September 30, 2000 and 1999, respectively.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ...............................................................
         Results of Operations
         .....................

Results of Operations
 .....................

    Net sales and services for the quarter ended September 30, 2000 increased $5.8 million or 24.7% to $29.3 million from $23.5 million for the comparable period in the prior year. For the nine months ended September 30, 2000, net sales and services were $82.2 million, an increase of $17.2 million or 26.5% from $65.0 million in the nine months ended September 30, 1999. The increases are attributable to Excel Europe's acquisition of Baublys and increases in sales and services across most of the Company's product lines.

    Gross margins increased to 50.2% for the quarter ended September 30, 2000 as compared to 49.9% in the same period in the prior year. For the nine months ended September 30, 2000, gross margins increased to 51.0% from 49.7% in the same nine months ended September 30, 1999. The increases in gross margins for the periods are primarily due to the product mix and the increased sales volume during the periods in comparison.

    Selling and marketing expenses increased to $3.4 million in the quarter ended September 30, 2000 from $2.9 million in the quarter ended September 30, 1999. Selling and marketing expense as a percentage of sales decreased to 11.7% for the quarter ended September 30, 2000 from 12.3% for the comparable period in the prior year. For the nine months ended September 30, 2000, selling and marketing expenses increased to $9.8 million from $8.7 million in the same period in 1999. The increase of $1.1 million is primarily attributable to the acquisition of Baublys and the increased variable costs associated with the overall increase in sales volume. Selling and marketing expenses as a percentage of sales decreased to 11.9% for the nine months ended September 30, 2000 from 13.4% for the comparable period in the prior year. The decrease in selling expenses as a percentage of sales is essentially attributable to fixed costs being absorbed by the higher sales volume.

    General and administrative expenses increased $176 thousand or 9.3% from $1.9 million in the quarter ended September 30, 1999 to $2.0 million in the current period. For the nine months September 30, 2000, general and administrative expenses increased $1.1 million to $6.0 million from $4.9 million in 1999. The increases are primarily attributable to general and administrative costs incurred in the operations of Baublys and higher bonus expenses, which are tied to increased profitability.

    Research and development costs for the quarter ended September 30, 2000 increased $735 thousand or 40.8% to $2.5 million from $1.8 million in the quarter ended September 30, 1999. For the nine months ended September 30, 2000, research and development expenses increased $1.7 million or 32.4% to $7.2 million from $5.5 million in 1999. The increases are primarily attributable to research and development expenses incurred at Baublys and increased investments in research and development for all product groups.

    Interest expense was $7 thousand versus $9 thousand for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, interest expense was $10 thousand versus $43 thousand for the nine months ended September 30, 1999. The decrease of $33 thousand is due to the paydown of the loan associated with the acquisition of Synrad in the quarter ended March 31, 1999.

    Interest income increased to $273 thousand for the quarter ended September 30, 2000 from $93 thousand in the same period of 1999, an increase of $180 thousand. For the nine months ended September 30, 2000 and September 30, 1999, interest income was $718 thousand and $200 thousand, respectively. The increases are primarily due to increased average investable cash balances.

    Other expense resulted in a net expense of $99 thousand for the quarter ended September 30, 2000 as compared to a net expense of $17 thousand for the quarter ended September 30, 1999. Other expense resulted in a net expense of $134 thousand for the nine months ended September 30, 2000 as compared to $100 thousand for the nine months ended September 30, 1999. These increases are primarily due to higher foreign exchange losses realized by the Company's German subsidiary.

     The provision for income taxes increased $669 thousand or 41.0% from $1.6 million in the quarter ended September 30, 1999 to $2.3 million for the current quarter ended. For the nine months ended September 30, 2000, the provision for income taxes increased $2.3 million or 55.9% from $4.1 million in the nine months ended September 30, 1999 to $6.4 million in the comparable period in 2000. The increases are primarily attributable to higher taxable earnings in both 2000 periods as compared to the periods in the prior year.

Liquidity and Capital Resources
 ...............................

    Working capital at September 30, 2000 was $44.0 million compared to $35.2 million at December 31, 1999. The increase is primarily derived from the net income of $12.1 million and the proceeds from the exercise of common stock options and warrants of $1.4 million, offset by the cash used for the acquisition of Baublys, capital expenditures and other operating activities.

    The Company anticipates spending approximately $8.0 million for capital expenditures in 2000, which includes close to $5.0 million for both the construction of a building for Synrad and the expansion of Quantronix' facilities. Approximately $3.2 million was spent during the nine months ended September 30, 2000, of which roughly $1.5 million was for the Synrad and Quantronix facilities. The Company had capital expenditures of approximately $2.1 million for the year ended December 31, 1999.

    The Company had no outstanding long-term debt and $15 million available on its line of credit as of September 30, 2000, as described in note C to the consolidated financial statements.

    The Company estimates that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.

Inflation
 .........

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Forward-Looking Statements
 ..........................

    The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements." Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in this Form 10-Q and in the Company's Annual Report on Form 10K for the year ended December 31, 1999. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ..........................................................

Market Risk
 ...........

    The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments and foreign exchange rates, which generate translation and transaction gains and losses.

Interest Rates
 ..............

    The Company's short-term investments, which approximated $15.7 million at September 30, 2000, are made up entirely of cash and cash equivalents. Assuming investment levels remained the same, a one-point change in interest rates would not have a material impact on the Company's interest income.

Foreign Operations
 ..................

    Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

    The Company's net sales to foreign customers represent a large percentage of total net sales. The Company generally has not engaged in foreign currency hedging transactions.

    Changes in the foreign currency rate for the German mark would have the largest impact on translating the Company's international operating profit.




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

         (b) Reports on Form 8-K - None.

                               SIGNATURES
                               ..........

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:   November 9, 2000

         EXCEL TECHNOLOGY, INC.

         By:  /s/ Antoine Dominic
              ....................................
              Antoine Dominic, President,
              Chief Executive Officer
              Chief Operating Officer
              and Principal Accounting Officer


                            INDEX TO EXHIBITS

Exhibit Number:

11 Computation of Net Earnings per Share

27 Financial Data Schedule


EXHIBIT 11 (Unaudited)

COMPUTATION OF NET EARNINGS PER SHARE

                                   BASIC                 DILUTED
                             Three Months Ended     Three Months Ended
                               September 30,           September 30,
                          .......................  ......................
                             2000        1999        2000        1999
                          ...........  ..........  ..........  ..........
Net earnings              $ 4,214,145   3,314,615   4,214,145   3,314,615
                          ...........  ..........  ..........  ..........
                          ...........  ..........  ..........  ..........
Weighted average common
  shares outstanding       11,744,224  11,103,210  11,744,224  11,103,210

Weighted average common
  share equivalents:
    Options and warrants            0           0     435,318     513,124
                          ...........  ..........  ..........  ..........

Weighted average common
  shares and common shares
  equivalent outstanding   11,744,224  11,103,210  12,179,542  11,616,334
                          ...........  ..........  ..........  ..........
                          ...........  ..........  ..........  ..........

Net earnings per share          $0.36       $0.30       $0.35       $0.29
                                .....       .....       .....       .....
                                .....       .....       .....       .....

                                   BASIC                  DILUTED
                             Nine Months Ended       Nine Months Ended
                               September 30,           September 30,
                          .......................  ......................
                             2000        1999        2000        1999
                          ...........  ..........  ..........  ..........

Net earnings              $12,098,665   8,287,766  12,098,665   8,287,766
                          ...........  ..........  ..........  ..........
                          ...........  ..........  ..........  ..........

Weighted average common
  shares outstanding       11,543,797  11,086,726  11,543,797  11,086,726

Weighted average common
  share equivalents:
    Options and warrants            0           0     528,910     464,609
                          ...........  ..........  ..........  ..........

Weighted average common
  shares and common shares
  equivalent outstanding   11,543,797  11,086,726  12,072,707  11,551,335
                          ...........  ..........  ..........  ..........
                          ...........  ..........  ..........  ..........

Net earnings per share          $1.05       $0.75       $1.00       $0.72
                                .....       .....       .....       .....
                                .....       .....       .....       .....