Form 10-K
period 2000-12-31
EXCEL TECHNOLOGY INC
filed 2001-03-16
CIK 873603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ......................

                                 FORM 10-K

     (Mark One)

     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended  December 31, 2000
                                       .................
                                   OR
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from  ........... to ............

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

                 Common Stock, par value $.001 per share
                 .......................................

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $213,183,543 based on the average bid and ask price as reported by NASDAQ on March 15, 2001.

The number of shares of the Registrant's common stock outstanding as of March 15, 2001 was: 11,759,925.

                  DOCUMENTS INCORPORATED BY REFERENCE:
              Definitive Proxy Statement to be filed in
               connection with the Registrant's 2001
                   Annual Meeting of Stockholders
              (incorporated by reference under Part III.)


                                  PART I
                                  ......

ITEM 1.  BUSINESS

General
 .......

     Excel Technology, Inc. (the "Company") was organized under the laws of Delaware in 1985. The Company designs, develops, manufactures and markets laser systems and electro-optical components for industry, science, and medicine. The word laser is an acronym for "Light Amplification by Stimulated Emission of Radiation." The essence of the laser is the ability of a photon (light energy) to stimulate the emission of other photons, each having the same wavelength (color) and direction of travel. The laser beam is so concentrated and powerful that it can produce power densities millions of times more intense than that found on the surface of the sun and is capable of cutting, welding and marking industrial products, yet it can be precisely controlled and directed and is capable of performing delicate surgery on humans.

     In October 1992, the Company acquired Quantronix Corporation ("Quantronix"). The acquisition of Quantronix and its then wholly-owned subsidiaries, Control Laser Corporation ("Control Laser"), located in Orlando, Florida, Excel Technology Europe GmbH (previously named Quantronix GmbH) ("Excel Europe"), located in Germany, and The Optical Corporation ("TOC"), located in Oxnard, California, provided the Company with its industrial, scientific and semiconductor product lines and provided the Company with a significant revenue base as well as established manufacturing, engineering, marketing and customer service capabilities.

     In February 1995, the Company acquired Cambridge Technology, Inc. ("Cambridge"), located in Cambridge, Massachusetts. Cambridge is engaged primarily in the manufacture of laser scanners, essential components to moving a laser beam with precision at a specified speed. These products have both industrial and consumer applications, such as laser marking and etching, high-density laser printing and writing, digitized x-ray imaging and entertainment laser light shows and displays. The acquisition allowed the Company to expand into new markets and enhanced its market position in the industrial business.

     In October 1995, the Company acquired the Photo Research Division ("Photo Research") of Kollmorgen Instruments Corporation. Photo
Research is engaged primarily in the business of developing, manufacturing and marketing photometric and spectroradiometer instruments and systems.

     In August 1998, the Company acquired substantially all of the assets and properties of Synrad, Inc. ("Synrad") a company engaged in the business of developing, manufacturing and marketing sealed CO2 lasers and related accessories. In accordance with the Asset Purchase Agreement, Excel Purchasing Company (a wholly-owned subsidiary of the Company) purchased substantially all of Synrad's assets and properties for consideration of approximately $21.7 million in cash, which includes transaction costs and the repayment of certain of Synrad's outstanding debt. In addition, the Company assumed certain liabilities, including trade payables, accrued expenses and other specified liabilities. The Company funded the acquisition of Synrad by utilizing its own cash and by borrowing $6.5 million on its $15 million credit facility with The Bank of New York (the "Bank") all of which was repaid as of March 31, 1999. Excel Purchasing Company changed its name to Synrad, Inc. after the acquisition.

     In April 1999, the Company formed Excel Technology Asia Sdn. Bhd. ("Excel Asia"). Excel Asia primarily engages in the business of marketing, selling, distributing, integrating and servicing Control Laser and Quantronix products throughout Southeast Asia.

     In July 2000, Excel Europe, a subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Baublys GmbH ("Baublys"), a company engaged in the manufacturing and sale of customized laser systems and engraving machines. The purchase price, including additional costs directly related to the acquisition, amounted to $4.5 million and was internally funded using the Company's own cash.

     In January 2001, the Company formed Control Systemation, Inc. ("CSI") which will focus on turn-key laser based micro-machining systems and part handling workstations for factory automation. CSI will operate as an independent, wholly-owned subsidiary of the Company and will be headquartered in new facilities being constructed in Orlando, Florida.


Current Products and Applications
 .................................

Marking Systems - Control Laser
 ...............

     Control Laser, the Company's subsidiary located in Orlando, Florida, designs, manufactures and markets computer controlled industrial laser marking systems. Control Laser is a leading source of industrial beam-steered laser marking, engraving and coding systems. These systems are used for marking parts, serial and lot numbers, date codes, graphics, logos, OCR codes, barcodes, 2D Matrix codes, schematics and other identification marks. In addition, Control Laser designs and manufactures various manual, semi-automatic, and fully automated parts handling systems that when integrated with all their marking systems provides a fully integrated solution. The stand-alone and fully integrated marking systems offer a comprehensive variety of user-friendly software, allowing for seamless integration into any production process. Control Laser's laser marking systems produce permanent, high speed, computer-controlled product marking for the aerospace, automotive, medical device, electronic, semiconductor, tooling, consumer products and packaging industries. During 1998, the Company added "on the fly" marking technology that features marking in motion.

     The product lines of marking systems range from the "Insignia" and "Icon" series of infrared, frequency doubled, tripled and quadrupled Nd:YAG and Nd:YLF laser systems to the "Concorde and Express" product line of 10W, 25W and 50W CO2 lasers. The new generation of products introduced by Control Laser in 2000 are the "Aurora" series of Nd:YAG infrared and frequency doubled diode pumped marking systems and the "Concorde," which is our newest high speed CO2 laser marking product line, offering on-the-fly and remote marking head capabilities.

Engraving and Marking Systems - Baublys
 .............................

     Baublys, a subsidiary of Excel Europe, located in Ludwigsburg, Germany designs and manufactures 3D engraving machines for coining dies, bottles and tire molds. In addition, the Company designs and manufactures a series of laser marking systems including diode pumped laser marking systems for aerospace, automotive, electronic, tooling and other related industries. The company also specializes in manufacturing customized automation and parts handling workstations for its marking and 3D engraving solutions.

Carbon Dioxide Lasers - Synrad
 .....................

     Synrad, the Company's subsidiary based in Mukilteo, Washington, manufactures a range of sealed CO2 lasers for cutting, marking, drilling or other machining applications for a variety of materials. The CO2 lasers range in power from 10W to 240W. Currently, Synrad is developing a new generation of sealed CO2 (Firestar - series) of lasers to be introduced in 2001.

     Synrad sells primarily to OEMs and system integrators who incorporate the lasers with suitable motion systems and optical assemblies and then sell the complete system. Applications include desktop engraving systems found in many trophy and award shops throughout the world, large area flatbed systems for cutting dieboard or airbag material, and 3D prototyping using paper, sintered metals and other materials to create 3D models and molds directly from CAD packages. Higher power lasers also are finding uses in manufacturing plants for trimming of flashing from injection-molded parts in the automobile industry, cutting textiles and woven fabrics on continuous production lines, and slitting and sealing of plastic packaging.

     Synrad also manufactures FH-series and Tracker-series marking-heads, which when configured with a Synrad laser, provide a fast and effective method of permanently marking parts with lot codes, serial number/date information and bar codes. The FH-series "Index" is ideal for stationary marking applications while "Tracker" features the capability to mark both moving and stationary parts. In addition, Synrad offers the "Fenix" laser marker, comprised of a galvo-based marking system.

Scanners - Cambridge
 ........

     Cambridge, the Company's subsidiary based in Cambridge, Massachusetts, is a market leader in galvanometer based optical scanners. This technology is critical to a broad and growing community of laser based system applications. The breadth of laser applications served by Cambridges' systems include: laser marking for automotive, semiconductor wafer inspection and processing; machining, heat treating, welding and cutting via PCB drilling used by the cell phone industry; scanning microscopy for genomic DNA research and drug discovery; high resolution printing and diagnostics for the growing base of laser based biomedical systems, which include digital radiography, skin resurfacing, and eye treatments; laser entertainment; and corporate advertising.

     Cambridge is a recognized technology leader in laser scanners that employ the highest accuracy, speed positioning and beam steering systems in industrial, medical, scientific, military and academic applications and environments. Its product line of galvanometer based optical scanners includes Moving Magnetic Optical Scanners with advanced optical and capacitive position detectors, which are primarily designed for scanning speed and offer superior peak acceleration. Another principal product line is the patented Moving Coil Optical Scanner with capacitive position detectors, whose design was pioneered by Cambridge, and is chiefly designed for scanning accuracy and repeatability.

Photomask Repair Systems - Quantronix
 ........................

     Quantronix, the Company's subsidiary located in East Setauket, New York, manufactures and markets Defect Repair Systems (DRS), which are laser-based systems for use in semiconductor photomask production. The DRS provides a means to repair defects on the complex photomasks used to produce integrated circuits.

     A pioneer in this field, Quantronix has provided laser mask repair systems to the industry since 1975. Currently, the DRS II Model 840e system has been the industry standard with over 100 installed Quantronix repair systems in operation.

     In recognition of the demand for smaller, denser features on next generation integrated circuits, Quantronix has begun producing the newest generation of machines (DRS II Model 855) that will support circuit production through the 0.35 microns, 0.25 microns and 0.18 microns design generations, promoting product viability in the future.

Scientific and Industrial Solid-State Lasers - Quantronix
 ............................................

     Quantronix also manufactures and markets solid-state lasers for science, industry and OEM uses. On a worldwide basis, scientific lasers represent one of the most stable and long-established laser markets. Chemists, biologists, physicists and engineers use scientific lasers.
In this market, end-users are generally familiar with the various product specifications, features and reliability, which are the major factors in choosing between competing products.

     Quantronix's current line of scientific products includes the Integra RGA, Integra MPPA, Titan and Odin Series of Ultrafast Amplifiers and the Series 527 High Power Green lasers. Quantronix's Ultrafast Amplifiers incorporate a material called Titanium Sapphire ("Ti:Sapphire"), which has created opportunities for a greater volume of research than previous materials. Ultrafast Amplifiers deliver high-energy short pulses on the femtosecond or picosecond time scale. (A femtosecond is one quadrillionth of a second; a picosecond is one trillionth of a second.) These short pulses enable the investigation of a wide range of physical, chemical and biological phenomena.

     The scientific systems utilize Nd:YLF lasers to produce high-energy pulses at a rate of 1kHz (1000 pulses per second). These pulses drive the Ti:Sapphire Amplifier that can then pump other optical systems (also marketed by Quantronix), which deliver tunable light from ultraviolet to infrared regions of the spectrum. The material properties to be studied vary over this range.

     Quantronix's industrial and OEM solid state lasers offer a variety of high power lamp and diode pumped Nd:YAG and Nd:YLF lasers, available in infrared, Green, UV and Deep UV wavelengths, ideal for marking and micro-machining applications. In addition, Quantronix's series of scientific Ultrafast amplifiers are being utilized for ultra-fine micro-machining applications. During the year 2000, Quantronix also launched a series of high-powered multi-wavelength diode and lamp-pumped marking systems.


Optical Products - TOC
 ................

     TOC, a subsidiary of the Company based in Oxnard, California, specializes in the manufacturing of custom precision optical components. TOC is an industry leader in the manufacturing of flying height test disks used in the disk drive industry. For more than 20 years, TOC has provided precision fabrication and coating services to meet demanding applications. TOC offers custom optics services which incorporate polishing optics to extreme flatness and surface roughness, supplying substrates and coated components used in various systems such as optical scanners, laser systems, professional motion picture cameras and a myriad of other industrial and scientific applications, as well as interferometry and research and development.

Light and Color Measurement - Photo Research
 ...........................

     Photo Research, the Company's Chatsworth, California subsidiary, is a world leader and innovator in high precision, state of the art electro-optical instrumentation and systems. Photo Research has delivered world-class light and color measurement solutions, serving the cathode ray tube ("CRT")/flat panel display ("FPD"), automotive, aerospace, lighting, motion picture, research and development and related industries for over 60 years.

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

     Photo Research developed many industry standards, such as Spectra Pritchard Optics, utilized in astronomical and star-simulation measurements. Photo Research is also instrumental in supporting standards for organizations including VESA, ISO and SAE.

Marketing and Sales
 ...................

     The Company markets its products and services through several media sources in addition to the presentation of its product lines at domestic and international trade shows. The marketing and sales staff's efforts are enhanced by means of presentations and training at conferences, professional meetings, and through in-person and telephone sales and support calls. The Company also engages independent manufacturers' representatives for the sale of its products. Foreign sales of its products are made primarily through foreign equipment distribution organizations and by representatives at Excel Europe, its German subsidiary, and Excel Asia, its Malaysian subsidiary. Excel Europe has operations near Munich, Germany; Frankfurt, Germany; Ludwigsburg, Germany and Milan, Italy. Excel Asia has operations in Penang, Malaysia. These subsidiaries engage in the business of marketing, distributing, integrating and servicing laser systems (for industrial, semiconductor, scientific, electronic and medical products) manufactured at the Company's facilities in East Setauket, New York; Orlando, Florida; and Mukilteo, Washington. The sales territory covered by Excel Europe is primarily Europe and the sales territory for Excel Asia is primarily Southeast Asia. At Excel Europe, the staff of 88 includes 25 engineers who install and service all products including complex semiconductor, scientific, and other industrial systems. In addition, Excel Europe provides spare parts for its installed base. Excel Asia currently has a staff of 8, which includes 2 engineers. Excel Asia offers sales and support services to semiconductor and electronics manufacturers, automation houses, universities, research and development facilities and local consumer manufacturers. Due to their increased market presence, Excel Asia's sales and engineering departments are expected to expand in the first quarter of 2001.

     The following table represents a breakdown between the Company's domestic and foreign revenues for the years ended December 31, 2000, 1999 and 1998 (in thousands of dollars):

                       2000               1999                1998
                 .................   ................   ................
                 Dollars   Percent   Dollars  Percent   Dollars  Percent
                 ........  .......   .......  .......   .......  .......
DOMESTIC         $ 51,611    48%     $47,987    54%     $42,157     63%
FOREIGN            56,109    52%      40,956    46%      24,935     37%
                 ........   ....     .......   ....     .......    ....

TOTAL            $107,720   100%     $88,943   100%     $67,092    100%
                 ........   ....     .......   ....     .......    ....
                 ........   ....     .......   ....     .......    ....


Manufacturing
 .............

     The Company assembles its products at its facilities in East Setauket, New York; Orlando, Florida; Oxnard, California; Cambridge, Massachusetts; Chatsworth, California; Mukilteo, Washington and Ludwigsburg, Germany. The Company relies upon unaffiliated suppliers for the material components and parts used to assemble its products. Most parts and components purchased from suppliers are available from multiple sources. To date, the Company has not experienced any significant delays in obtaining parts and components for its products. The Company believes that it will be able to continue to obtain most required components and parts from a number of different suppliers, although there can be no assurance thereof. Lack of availability of certain components could require major redesign of the products and could result in production delays.

Warranty and Customer Services
 ..............................

     The Company's warranty for all of its new products varies between three months and twelve months. The Company also provides field support services on an individual call basis and through service maintenance contracts, and provides customer support services by telephone to customers with operational and service problems.

Research and Development
 ........................

     Due to the intense competition and rapid technological change in the laser and optical industries, the Company believes that it must continue to improve and refine its existing products and systems and develop new applications for its technology. Research and development expenses for the years ended December 31, 2000, 1999, and 1998 were $9.5 million, $7.3 million, and $5.6 million, respectively.

Competition
 ...........

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

     The Company's scientific and industrial solid state lasers face a number of competitors including Spectra Physics and Coherent Inc., which are two of the largest solid-state laser companies.

     The Company's marking systems for material marking applications compete primarily with those manufactured by A.B. Laser, GSI-Lumonics, and Rofin-Sinar. These products have generally been subject to intense price competition in recent years.

     In the semiconductor photomask repair market, the Company primarily competes with NEC and Seiko. The market for semiconductor products recently has been over-saturated and has experienced rapid advances in miniaturization of integrated circuits and computers. These factors are behind the Company's commitment to continue developing its next generation mask repair products.

     Competition for sealed carbon dioxide lasers comes from Coherent, Inc. and more recently DEOS, Inc. and Universal Laser Systems. Rofin-Sinar, a large European manufacturer of industrial lasers, also is developing competitive products.

     In light and color measurement, the major competitor to the Company's Spectra product is Minolta. In video-based products, the company's video photometer is utilized to characterize new display technologies, with Microvision as its key competitor.

     In the laser scanner market, GSI-Lumonics, is a significant competitor of the Company. The Company has a significant market presence worldwide with approximately 50% of the closed-loop optical scanners.

Backlog
 .......

     As of December 31, 2000, the Company had a backlog of firm orders of approximately $28.5 million as compared to a backlog of $22.3 million as of December 31, 1999. The Company believes that the current backlog will be filled during the present fiscal year. Historically, backlog is shipped within 90 days from the order date.

Patents and Licenses
 ....................

     The Company has several United States patents covering a wide variety of its products and has applications pending in the United States patent office. There can be no assurance that any other patents will be issued to the Company or that such patents, if and when issued, will provide any protection or benefit to the Company. Although the Company believes that its patents and its pending patent applications are valuable, the Company does not consider the ownership of patents essential to its business. The Company believes that, in general, the best protection of proprietary technology in the laser industry will come from market position, technical innovation and product performance. There is no assurance that the Company will realize any of these advantages.

Government Regulation
 .....................

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

Employees
 .........

     As of December 31, 2000, the Company had 555 full-time employees, consisting of 2 executive officers, 16 subsidiary executive officers, 223 scientists, engineering and technical personnel and 314 manufacturing, administrative and sales support personnel. The Company believes that its relations with its employees are satisfactory. None of the Company's employees are represented by a union.

Financial Information About Foreign and Domestic Operations
 ...........................................................
and Export Sales
 ................

     Net sales and services to customers in the domestic U.S. amounted to approximately $51.6 million, $48.0 million and $42.2 million for the years ended December 31, 2000, 1999, and 1998, respectively.

     For the years ended December 31, 2000, 1999, and 1998, the Company had net sales and services to customers in foreign countries amounting to approximately $56.1 million, $41.0 million, and $24.9 million, respectively (approximately 52%, 46%, and 37% of total net sales and services, respectively). These sales included sales by Excel Europe and Excel Asia, the Company's foreign subsidiaries. Excel Europe buys laser systems, spare parts and related consumable materials from Quantronix, Control Laser and Synrad, the Company's New York, Florida and Washington subsidiaries, for resale to European and other foreign customers, and also furnishes field repair services. Excel Asia primarily engages in the business of marketing, selling, distributing, integrating and servicing Quantronix and Control Laser products in Southeast Asia. See
Note 14 of the "Notes to Consolidated Financial Statements."

     Long-lived assets held by Excel Europe at December 31, 2000, 1999 and 1998 include property, plant and equipment whose carrying amounts were approximately $580 thousand, $322 thousand and $90 thousand, respectively. Long-lived assets held by Excel Asia at December 31, 2000 include property, plant and equipment whose carrying amounts were approximately $202 thousand.


Safe Harbor For Forward-Looking Statements Under the
 ....................................................
Securities Litigation Reform Act of 1995; Risk Factors
 ......................................................

     This Annual Report on Form 10-K and the other reports, releases, and statements (both written and oral) issued by the Company and its officers from time to time may contain statements concerning the Company's future results, future performance, intentions, objectives, plans, and expectations that are deemed to be "forward-looking statements." Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance, and achievements may differ significantly from those discussed or implied in the forward-looking statements as a result of a number of known and unknown risks and uncertainties including, without limitation, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

     Sometimes the Company communicates with securities analysts. It is against the Company's policy to disclose to analysts any material non-public information or other confidential commercial information. You should not assume that the Company agrees with any statement or report issued by any analyst regardless of the content of the statement or report. The Company has a policy against issuing financial forecasts or projections or confirming the accuracy of forecasts or projections issued by others. If reports issued by securities analysts contain projections, forecasts or opinions, those reports are not the responsibility of the Company.

     The risks presented below may not be all of the risks the Company may face. These are the factors that the Company believes could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on the Company's business and financial performance. The industry that the Company competes in is very competitive and changes rapidly. Sometimes new risks emerge and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

     Uncertain Market Acceptance. The Company's overall marketing objective is to strengthen its presence in existing markets, and establish its market presence in other industrial markets. With any technology, there is the substantial risk that the market may not appreciate the benefits or recognize the potential applications of the technology. Market acceptance of the Company's products will depend, in large part, upon the ability of the Company to demonstrate the potential advantages of its products over products manufactured by other companies. There can be no assurance that the Company will be able to achieve all or any of its marketing objectives, or that the Company's products will be accepted in their intended marketplaces on any significant basis.

     Intense Competition. The laser and electro-optical component industry generally is subject to intense competition. The Company's current and proposed products compete with existing and proposed products marketed by other manufacturers. Some of the Company's competitors are substantially larger in size and have substantially greater financial, managerial, technical and other resources than the Company. There can be no assurance that the Company will successfully differentiate its current and proposed products from the products of its competitors or that the marketplace will consider the Company's products to be superior to competing products.

     Technological Obsolescence. The laser and electro-optical component industry is characterized by extensive research and rapid technological change. The development by others of new or improved products, processes or technologies may make the Company's current or proposed products obsolete or less competitive.

     Compliance with Government Regulations. The Company currently is subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health of the United States Food and Drug Administration (the "FDA"). The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of these regulatory requirements.

     Patent Protection. The Company's ability to effectively compete may depend upon the proprietary nature of its technologies. The Company owns several patents and has other applications pending. The Company expects to file additional patent applications in the future. There can be no assurance, however, that other companies are not investigating or developing other technologies that are similar to the Company's technologies, or that any additional patents will be issued to the Company or that such patents will afford the Company sufficiently broad patent coverage to provide any significant deterrent to competitive products. Even if a competitor's products were to infringe products owned by the Company, it could be very costly for the Company to enforce its rights in an infringement action. The validity and enforceability of such patents may be significant to the Company and may be important to the success of the Company. The Company, however, believes that the best protection of proprietary technology in the laser industry comes from market position, technical innovation and product performance. There can be no assurance that any of these will be realized or maintained by the Company.

     The Company has obtained licenses under certain patents covering lasers and related technology incorporated into the Company's products. However, there may be other patents covering the Company's current or proposed products. If valid patents are infringed, the patent owner will be able to prevent the future use, sale and manufacture of the subject products by the Company and also will be entitled to damages for past infringement. Alternatively, the Company may be required to pay damages for past infringement and license fees or royalties on future sales of the infringing components of its systems. Infringement of any patents also may render the Company liable to purchasers and end-users of the infringing products. If a patent infringement claim is asserted against the Company, then, whether or not the Company is successful in defending such claim, the defense of such claim may be very costly. While the Company is unable to predict what such costs, if any, will be incurred if the Company is obligated to devote substantial financial or management resources to patent litigation, its ability to fund its operations and to pursue its business goals may be substantially impaired.

     Dependence on Suppliers. The Company relies on outside suppliers for all of its manufacturing supplies, parts and components. Most parts and components used by the Company currently are available from multiple sources. There can be no assurance that, in the future, its current or alternative sources will be able to meet all of the Company's demands on a timely basis. Unavailability of necessary parts or components could require the Company to re-engineer its products to accommodate available substitutions which would increase costs to the Company and/or have a material adverse effect on manufacturing schedules, product performance and market acceptance.

     Dependence on Resellers, Distributors and OEMs. The Company sells some of its products through resellers, distributors and original equipment manufacturers. Reliance upon third party distribution sources subjects the Company to risks of business failure by these individual resellers, distributors and OEMs, and credit, inventory and business concentration risks.

     Dependence on Foreign Sales. A significant amount of the Company's product sales are made to customers outside the United States. These sales are subject to the normal risks of foreign operations, such as:

          Currency fluctuations
          Protective tariffs
          Trade barriers and export/import controls
          Transportation delays and interruptions
          Reduced protection for intellectual property rights in some countries
          The impact of recessionary foreign economies
          Long receivable collection periods

     The Company cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation of the Company's products or supplies or to gauge the effect that new barriers would have on its financial position or results of operations.

     Manufacturing. The Company assembles its products at its various facilities in the United States and Germany. If use of any of the Company's manufacturing facilities were interrupted by natural disaster or otherwise, the Company's operations could be negatively affected until the Company could establish alternative production and service operations. In addition, the Company may experience production difficulties and product delivery delays in the future as a result of:

          Changing process technologies
          Ramping production
          Installing new equipment at its manufacturing facilities Shortage of key components


     Financial Performance. The Company's operating results may vary in the future as a result of a number of factors, including:

          Changes in technology
          New competition
          Economic conditions
          Customer demand
          A shift in the mix of the Company's products
          A shift in sales channels
          The market acceptance of new or enhanced versions of the
            Company's products
          The timing of introduction of other products and technologies Any associated charges to earnings
          Any cancellation or postponement of orders

     Research and Development.  The Company is active in research and
development of new products and technologies.   The Company's research
and development efforts may not lead to the successful introduction of new or improved products. The Company may encounter delays or problems in connection with its research and development efforts. New products often take longer to develop, have fewer features than originally considered desirable and achieve higher cost targets than initially estimated. There may be delays in starting volume production of new products and new products may not be commercially successful. Products under development are often announced before introduction and these announcements may cause customers to delay purchases of existing products until the new or improved versions of those products are available. Delays or deficiencies in development manufacturing, delivery of or demand for new products or of higher cost targets could have a negative affect on the Company's business, operating results or financial condition.

     Acquisitions. The Company has in the past and may in the future acquire businesses or product lines as a way of expanding its product offerings and acquiring new technology. If the Company does not identify future acquisition opportunities and/or integrate businesses that it may acquire effectively, the Company's growth may be negatively affected.


ITEM 2.  PROPERTIES

                             United States
                             .............

New York, New York
 ..................

     The Company leased approximately 2,900 square feet in New York City from an unaffiliated landlord for its corporate offices. The average annual rent for the facility was approximately $108 thousand. The lease was terminated as of February 2001. The Company has relocated its corporate offices to its facilities in East Setauket, New York.


East Setauket, New York
 .......................

     Quantronix completed construction of its own building during 1998 for manufacturing operations and administrative offices. The building is approximately 33,500 square feet and is located in East Setauket, New York. Quantronix is currently in the process of expanding its facility. A 32,000 square foot adjoining facility is scheduled for completion in the spring of 2001. CSI will partially operate from the expanded East Setauket facility.


Orlando, Florida
 ................

     Control Laser leases a 50,000 square foot building in Orlando, Florida from an unaffiliated landlord, which it utilizes for administrative offices and laser manufacturing operations. Annual rent is approximately $270 thousand. The lease expires in December 2001. Control Laser has finalized a contract to purchase approximately 8.4 acres of land and begin building its own 78,000 square foot facility that is scheduled for completion in the fall of 2001. CSI will be headquartered at and operate from the new Orlando facility.


Oxnard, California
 ..................

     Optical leases a 14,000 square foot building in Oxnard, California from an unaffiliated landlord for manufacturing purposes, at an annual rent of approximately $85 thousand. The lease term expires in August 2009.


Cambridge, Massachusetts
 ........................

     Cambridge leases a 17,000 square foot building in Cambridge, Massachusetts from an unaffiliated landlord for manufacturing operations and administrative offices. The lease is for a ten-year period ending in October 2006, at an annual rent of approximately $150 thousand through October 2003 and $175 thousand from November 2003 through October 2006.


Chatsworth, California
 ......................

     Photo Research purchased its own building in July 1998. The building is approximately 22,000 square feet and is located in Chatsworth, California. The building is used for manufacturing operations and administrative offices.



Mukilteo, Washington
 ....................

     Synrad occupies a 50,000 square foot facility, in Mukilteo, Washington, under a five-year lease agreement with an unaffiliated landlord, terminating in May 2001. The annual rent for the current facility is approximately $730 thousand. The lease has been extended until August 2001 in order to allow time for the completion of its own 63,000 square foot facility, also located in Mukilteo, Washington. The new building is scheduled for completion in June 2001.


                                 Europe
                                 ......

Darmstadt, Germany
 ..................

     The main office of Excel Europe, located in Darmstadt, Germany, is approximately 6,300 square feet of office space, used for sales and services. The facility is leased from an unaffiliated landlord at an average annual rent of approximately $92 thousand. The lease expires in June 2005.


Munich, Germany
 ...............

     This Excel Europe satellite office located near Munich in Fuerstenfeldbruck, Germany offers sales and support services. The office occupies approximately 3,150 square feet of space. The facility is leased from an unaffiliated landlord, at an average annual rent of approximately $35 thousand.


Ludwigsburg, Germany
 ....................

     Baublys operates out of a 22,500 square foot facility located in Ludwigsburg, Germany, which houses its manufacturing facility and executive offices. The facility is leased from an unaffiliated landlord at an average annual rent of approximately $170 thousand.


Milan, Italy
 ............

     Excel Europe also maintains a sales and service office in Monza, Italy, located outside of Milan. The lease provides approximately 1,000 square feet of office space from an unaffiliated landlord at an approximate annual rent of $8 thousand.


                                  Asia
                                  ....

Penang, Malaysia
 ................

     Excel Asia leases a 7,500 square foot facility in Penang Free Industrial Zone, Penang, Malaysia, from an unaffiliated landlord. The building is utilized as a regional operations hub which houses the administrative offices, the light repair and integration services, technical and support offices, as well as applications laboratories for regional support. The annual rent is approximately $35 thousand. The lease expires in December 2002.


ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, there are no material legal proceedings to which the Company or its subsidiaries are party to or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                PART II
                                .......

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          The Company's Common Stock trades on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "XLTC" since May 1991, the date of the Company's initial public offering, and on the NASDAQ National Market System since October 2, 1992. The following table sets forth the high and low closing sales prices reported on the NASDAQ for the Company's Common Stock for the periods indicated.

               Year ended:            High            Low
          ..................          ....           .....
          December 31, 2000
               First Quarter          $36.38         $16.13
               Second Quarter         $50.31         $25.25
               Third Quarter          $49.38         $30.56
               Fourth Quarter         $31.13         $18.13

          December 31, 1999
               First Quarter          $12.94         $10.00
               Second Quarter         $14.38         $ 9.94
               Third Quarter          $15.00         $11.00
               Fourth Quarter         $18.13         $14.13


     As of March 15, 2001, there were approximately 881 holders of record of Common Stock.

     The Company has never paid cash dividends on its Common Stock. Payment of dividends to holders of the Common Stock is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining its earnings, if any, in order to finance the development of its business.


ITEM 6.  SELECTED FINANCIAL DATA

     The following tables summarize (in thousands of dollars, except per share data) certain consolidated financial data, which should be read in conjunction with the report of the Company's independent auditors and the more detailed consolidated financial statements and notes thereto which appear elsewhere herein.

Statement of Operations Data
 ............................

                                   Year Ended December 31,
                   .....................................................
                      2000       1999       1998       1997      1996
                   .......... .......... .......... .......... .........
Net sales and
  services         $  107,720 $   88,943 $   67,092 $   65,948 $  57,462

Net earnings       $   15,651 $   11,552 $    8,881 $    8,235 $   4,893

Net earnings
  per share

    Basic               $1.35      $1.04      $0.79      $0.77     $0.55
    Diluted             $1.30      $1.00      $0.78      $0.73     $0.50

Weighted average
 common and common
 equivalent shares
 outstanding

  Basic            11,597,102 11,118,782 11,190,197 10,686,763 8,862,217
  Diluted          12,054,176 11,608,266 11,395,186 11,327,086 9,757,411

Common stock cash
  dividends                 0          0          0          0         0
Preferred stock
  cash dividend             0          0          0          0         0


Balance Sheet Data
 ..................

                                        As of December 31,
                      ..................................................
                         2000       1999       1998       1997      1996
                      ......... .......... .......... .......... .......

Total assets          $ 98,986   $ 79,651   $ 71,293  $ 59,220  $ 39,816
Total liabilities     $ 12,544   $ 10,649   $ 14,141  $  8,317  $ 10,800
Working capital       $ 48,584   $ 35,199   $ 25,577  $ 37,167  $ 17,492
Stockholders' equity  $ 86,442   $ 69,001   $ 57,152  $ 50,903  $ 29,016
Long-term liabilities $      0   $      0   $  3,500  $      0  $      0

     Refer to Item 1 "Business" and Item 8 "Financial Statements and Supplementary Data" for additional information affecting the comparability of amounts above.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General
 .......

      The following discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto set forth in Item 8.

      The following table presents consolidated financial data for the years ended December 31, 2000, 1999 and 1998 (in thousands of dollars and as a percentage of total net sales and services).


Results of Operations
 .....................

                         2000              1999              1998
                    ................  ................  ................

                    Dollars  Percent  Dollars  Percent  Dollars  Percent
                    .......  .......  .......  .......  .......  .......
Net Sales and
  Services         $107,720   100.0%  $88,943   100.0%    $67,092 100.0%

Cost of Sales        53,065    49.3%   44,682    50.2%     34,184  51.0%
                   ........   ......  .......   .......   ....... ......

Gross Profit/
Margin               54,655    50.7%   44,261    49.8%     32,908  49.0%

Operating Expenses:
  Selling and
    Marketing        12,689    11.8%   11,936    13.4%     9,833   14.7%
  General and
    Administrative    7,930     7.3%    6,645     7.5%     5,565    8.3%
  Research and
     Development      9,547     8.9%    7,294     8.2%     5,586    8.3%
  Amortization
   of Goodwill        1,337     1.2%    1,219     1.4%       723    1.1%
                   ........  .......  .......   .......   ....... ......

Earnings from
  Operations        23,152     21.5%   17,167    19.3%    11,201   16.6%
Non-Operating
  Expense (Income)    (803)    (0.7%)    (73)    (0.1%)   (2,482) (3.7%)
                   ........   ....... .......   .......   ....... ......

Earnings before
  Provision for
    Income Taxes    23,955     22.2%   17,240    19.4%    13,683   20.3%
Provision for
  Income Taxes       8,304      7.7%    5,688     6.4%     4,802    7.1%
                   .......    ......  .......   ......    ......  ......
Net Earnings       $15,651     14.5%  $11,552    13.0%    $8,881   13.2%
                   .......    ......  .......   ......    ......  ......
                   .......    ......  .......   ......    ......  ......

Net Sales and Services
 ......................

     Net sales and services for the year ended December 31, 2000 increased to $107.7 million from $88.9 million in 1999 and $67.1 million in 1998. The increase from 1999 to 2000 of $18.8 million or 21.1% was primarily attributable to Excel Europe's acquisition of Baublys and increases in sales and services across most of the Company's product lines. The increase from 1998 to 1999 of $21.9 million or 32.6% was primarily attributable to Synrad, which was purchased in August of 1998. Net sales and services in 1999 reflect Synrad's activity for that entire year, whereas in 1998, sales and services only encompass a portion of Synrad's 1998 activity, beginning from the time of its purchase.

Gross Margins and Cost of Sales
 ...............................

     Gross margins as a percentage of sales were 50.7% compared to 49.8% in 1999 and 49.0% in 1998. Cost of sales and services increased to $53.1 million from $44.7 million in 1999 and $34.2 million in 1998. The increase in gross margins as a percentage of sales from 1999 to 2000 was attributable to the product mix and the increased sales volume during the periods in comparison. The increase in gross margins as a percentage of sales from 1998 to 1999 was primarily due to the product mix sold during the year and increased sales.

Operating Expenses
 ..................

Selling and Marketing

     Selling and marketing expenses were $12.7 million in 2000 compared to $11.9 million in 1999 and $9.8 million in 1998. The increase of $753 thousand or 6.3% from 1999 to 2000 was primarily attributable to the increased sales due to the acquisition of Baublys. The increase of $2.1 million or 21.4% from 1998 to 1999 was primarily due to increased sales due to the acquisition of Synrad. Selling and marketing expenses as a percentage of sales decreased to 11.8% in 2000 from 13.4% in 1999 and 14.7% in 1998. The decreases in selling and marketing expenses as a percentage of sales are primarily attributable to fixed costs being absorbed by the higher sales volume.

General and Administrative

     General and administrative expenses increased to $7.9 million in 2000 from $6.6 million in 1999 and $5.6 million in 1998. The increase of $1.3 million or 19.3% from 1999 to 2000 was primarily due to additional administrative costs associated with the acquisition of Baublys and higher bonus expenses, which is tied to increased profitability. The increase of $1.1 million or 19.4% from 1998 to 1999 was primarily due to additional administrative costs associated with Synrad. General and administrative expenses as a percentage of sales decreased to 7.3% as compared to 7.5% in 1999 and 8.3% in 1998.

Research and Development

     Research and development costs for the year ended December 31, 2000 were $9.5 million as compared to $7.3 million and $5.6 million for the years ended December 31, 1999 and 1998, respectively. The increase of $2.3 million or 30.9% from 1999 to 2000 was primarily due to research and development expenses incurred on product development at Baublys and increased investments in research and development for all product groups. The increase of $1.7 million or 30.6% from 1998 to 1999 was primarily attributable to increased research and development projects and the acquisition of Synrad.

Amortization of Goodwill

     The amortization of goodwill of $1.3 million, $1.2 million, and $723 thousand for the years ended December 31, 2000, 1999, and 1998, respectively, was a result of the acquisition of Quantronix in October 1992, Cambridge in February 1995, Photo Research in October 1995, Synrad in August 1998 and Baublys in July 2000. The increase of $118 thousand or 9.7% from 1999 to 2000 was primarily due to amortization of goodwill recorded in connection with the acquisition of Baublys. The increase of $496 thousand or 68.5% from 1998 to 1999 was primarily due to a full year of amortization of goodwill recorded in connection with the acquisition of Synrad.

Other Income/Expense

     Interest expense was $18 thousand, $47 thousand and $174 thousand for the years ended December 31, 2000, 1999 and 1998, respectively. Interest expense decreased $29 thousand in 2000 and $127 thousand in 1999 as a result of the prepayment of the loan associated with the acquisition of Synrad.

     The increase in interest income from $335 thousand in 1999 to $998 thousand in 2000 was due to an increase in average cash balances. The decrease in interest income from $768 thousand in 1998 to $335 thousand in 1999 was due to decreased average cash balances due to the payoff of the loan associated with the acquisition of Synrad.

     Other income/expense for the year ended December 31, 2000 was $178 thousand of expense compared to $214 thousand of expense in 1999. The expenses in 2000 and 1999 were due primarily to foreign exchange losses. The income in 1998 was due primarily to a $1.9 million gain on the sale of an investment.

Provision for Income Taxes

     The provision for income taxes increased $2.6 million or 46% from $5.7 million in the year ended December 31, 1999 to $8.3 million for the year ended December 31, 2000. For the year ended December 31, 1999, the provision for income taxes increased $887 thousand or 18.5% from $4.8 million for the year ended December 31, 1998 to $5.7 million for the year ended December 31, 1999. The increases are primarily attributable to the higher taxable earnings in each successive year.

Liquidity and Capital Resources
 ...............................

     Working capital at December 31, 2000 and 1999 was $48.6 million and $35.2 million, respectively. Cash and cash equivalents increased by approximately $5.5 million from December 31, 1999 to December 31, 2000. Such increase was primarily attributable to net cash provided by operating activities of approximately $12.0 million and the proceeds from the exercise of stock options of $1.4 million, offset by capital expenditures of $3.9 million and the expenditures associated with the acquisition of Baublys of approximately $4.4 million.

     The Company had capital expenditures of approximately $3.9 million for the year ended December 31, 2000, which included the purchase of land for Synrad's new building. The Company had capital expenditures of $2.1 million in 1999, which included the costs for two buildings. The Company anticipates spending approximately $19.0 million for capital expenditures in 2001, which includes a building for Synrad, Control Laser and expansion of the Quantronix facilities.

     The Company has a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. As of December 31, 2000, the Company had no borrowings and had all of its $15 million available on its line of credit.

     On January 23, 1998, the Board of Directors authorized the Company to repurchase up to 2,000,000 of its common shares in the open market at prevailing market prices. In 1999, the Company purchased 31,700 shares of its common shares as treasury stock as compared to 382,763 shares purchased in 1998. All outstanding treasury stock was retired in December 1999.

     The Company estimates that its current resources and anticipated cash to be generated from operations will be sufficient to meet its cash requirements for at least the next 12 months.

Supplementary Quarterly Financial Data
 ......................................

Unaudited quarterly financial data (in thousands, except per share amounts) for 2000 and 1999 is summarized as follows:




                                                  FISCAL 2000                                         FISCAL 1999
 ...................................................................................................................................
                                Q1         Q2         Q3       Q4     YEAR           Q1         Q2         Q3          Q4      YEAR
                          .........................................................................................................

Net sales and services    $ 26,501   $ 26,358   $ 29,344  $ 25,517  $107,720   $ 20,018   $ 21,478   $ 23,546   $ 23,901   $ 88,943
Cost of sales and
  services                  13,073     12,621     14,614    12,757    53,065      9,892     11,044     11,795     11,952     44,683
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Gross profit                13,428     13,737     14,730    12,760    54,655     10,126     10,434     11,751     11,949     44,260
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Operating expenses:
Selling and marketing        3,269      3,049      3,436     2,935    12,689      2,794      2,999      2,895      3,248     11,936
General and administrative   1,968      2,030      2,040     1,892     7,930      1,653      1,412      1,864      1,716      6,645
Research and development     2,356      2,341      2,543     2,307     9,547      1,678      1,984      1,808      1,824      7,294
Amortization of goodwill       307        307        362       361     1,337        304        304        304        307      1,219
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
                             7,900      7,727      8,381     7,495    31,503      6,429      6,699      6,871      7,095     27,094
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........

Earnings from operations     5,528      6,010      6,349     5,265    23,152      3,697      3,735      4,880      4,854     17,166
Non-operating expenses
  (income):
Interest expense                 1          2          7         8        18         30          4          9          4         47
Interest income              (184)      (262)      (273)     (280)     (999)       (57)       (50)       (93)      (135)      (335)
Other expense
  (income), net                 14         20         99        45       178         27         56         17        114        214
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Earnings before
  provision for
  income taxes               5,697      6,250      6,516     5,492    23,955      3,697      3,725      4,947      4,871     17,240
Provision for
  income taxes               1,937      2,125      2,302     1,940     8,304      1,220      1,228      1,633      1,607      5,688
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Net earnings              $  3,760   $  4,125   $  4,214  $  3,552  $ 15,651   $  2,477   $  2,497   $  3,314   $  3,264   $ 11,552
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Basic earnings per
  common share            $    0.33  $   0.36   $   0.36  $   0.30  $   1.35   $   0.22   $   0.23   $   0.30   $   0.29   $   1.04
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Weighted average common
  shares outstanding        11,333     11,552     11,744    11,756    11,597     11,067     11,089     11,103     11,214     11,119
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Diluted earnings per
  common share            $   0.32   $   0.34   $   0.35  $   0.30  $   1.30   $   0.22   $   0.22   $   0.29   $   0.28   $   1.00
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Weighted average common
  and common equivalent
  shares outstanding        11,914     12,102     12,180    11,997    12,054     11,475     11,554     11,616     11,740     11,608
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........



Euro Conversion
 ...............

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on demand deposits with banks and money market funds and exchange rates, generating translation and transaction gains and losses.

Interest Rates
 ..............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash and equivalents, with carrying amounts approximating market value. Assuming year-end 2000 variable cash and investment levels, a one-point change in interest rates would not have a material impact on interest income.

Foreign Exchange Rates
 ......................

     Operating in international markets involves exposure to movements in currency exchange rates which are volatile at times. The economic impact of currency exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

     The Company's net sales and services to foreign customers represented approximately 52% of total net sales and services in 2000, 46% in 1999 and 37% in 1998. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company's net sales and services denominated in foreign currencies represented approximately 15% of its total net sales and services in 2000, 8% in 1999 and 8% in 1998. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains and (losses) included in determining consolidated results of operations were $(177) thousand, $(227) thousand and $55 thousand in 2000, 1999 and 1998, respectively.

     The change in the Euro has the largest impact on the Company's operating profits. The Company estimates that a 10% change in foreign exchange rates would not materially impact reported operating profits.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements follow on pages 23 to 38.

                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES

              Index to Consolidated Financial Statements and
            Financial Statement Schedule filed with the Annual
                    Report of the Company on Form 10-K
                   For the Year ended December 31, 2000.


                                                                   Page
                                                                   ....

     Report of Independent Auditors                                 21

     Independent Auditors' Report                                   22

     Consolidated Financial Statements:

         Consolidated Balance Sheets as of December 31, 2000
              and 1999                                              23

         Consolidated Statements of Earnings for the years
              ended December 31, 2000, 1999 and 1998.               24

         Consolidated Statements of Stockholders'
              Equity for the years ended
              December 31, 2000, 1999 and 1998.                     25

         Consolidated Statements of Cash Flows for the years
              ended December 31, 2000, 1999 and 1998                26

     Notes to Consolidated Financial Statements.                    27


     Consolidated Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts                38

 .........................

Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements or notes thereto.


                     Report of Independent Auditors
                     ..............................


To the Board of Directors and Stockholders
Excel Technology, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Excel Technology, Inc. and Subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. Our audit also included the activity for the year ended December 31, 2000, in the financial statement schedule listed at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Excel Technology, Inc. and Subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, in the related financial statement schedule, for the year ended December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all materials respects, the information set forth therein.


                                                 /s/ Ernst & Young LLP

Melville, New York
January 21, 2001


                      Independent Auditors' Report
                      ............................

Board of Directors and Stockholders
Excel Technology, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Excel Technology, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Technology, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the years in the two-year period ended December 31, 1999.



                                      /s/ KPMG LLP


Melville, New York
January 21, 2000


                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                       December 31, 2000 and 1999

Assets                                         2000         1999
 ......                                    ............  ............
Current assets:
  Cash and equivalents                    $ 19,006,192  $ 13,481,251
  Accounts receivable, less allowance
    for doubtful accounts of $559,000
    and $464,000                            19,689,837    16,107,179
  Inventories                               19,855,508    14,383,943
  Deferred income taxes, net                 1,483,000     1,363,300
  Other current assets                       1,093,025       512,389
                                          ............  ............
         Total current assets               61,127,562    45,848,062
                                          ............  ............
Property, plant and equipment -
  at cost, net                              12,990,033    10,986,243
Other assets                                   241,319       341,416
Deferred income taxes, net                   1,048,000     1,162,800
Goodwill, net of accumulated
  amortization of $5,128,134
  and $3,791,559                            23,578,755    21,312,030
                                          ............  ............

Total Assets                              $ 98,985,669  $ 79,650,551
                                          ............  ............
                                          ............  ............

Liabilities and Stockholders' Equity
 ....................................

Current liabilities:
  Notes payable                           $     15,364  $     35,937
  Accounts payable                           4,251,577     2,974,832
  Accrued expenses and other
    current liabilities                      8,276,967     7,638,569
                                          ............  ............

         Total current liabilities          12,543,908    10,649,338
                                          ............  ............


Stockholders' equity:
  Preferred stock, par value $.001
    per share: 2,000,000 shares
    authorized, none issued                          0             0
  Common stock, par value $.001 per share:
    20,000,000 shares authorized, 11,759,325
    and 11,300,941 shares issued and
    outstanding in 2000 and 1999,
    respectively                                11,759        11,301
  Additional paid-in capital                44,826,800    43,438,702
  Retained earnings                         41,844,578    26,193,600
  Accumulated other comprehensive loss       (241,376)     (642,390)
                                          ............  ............

         Total stockholders' equity         86,441,761    69,001,213
                                          ............  ............

Total Liabilities and
  Stockholders' Equity                    $ 98,985,669  $ 79,650,551
                                          ............  ............
                                          ............  ............

See Notes to Consolidated Financial Statements.



                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Earnings
              Years ended December 31, 2000, 1999 and 1998


                                     2000          1999         1998
                                ............  ............  ............

Net sales and services          $107,720,400  $ 88,943,148  $ 67,091,933

Cost of sales and services        53,065,356    44,682,521    34,184,072
                                ............  ............  ............

Gross profit                      54,655,044    44,260,627    32,907,861

Operating expenses:
  Selling and marketing           12,689,260    11,936,078     9,832,757
  General and administrative       7,929,652     6,644,820     5,565,365
  Research and development         9,547,342     7,294,314     5,586,127
  Amortization of goodwill         1,336,575     1,218,922       723,305
                                ............  ............  ............

                                  31,502,829    27,094,134    21,707,554
                                ............  ............  ............

Earnings from operations          23,152,215    17,166,493    11,200,307

Non-operating expenses (income):

  Interest expense                    18,130        47,330       174,358
  Interest income                  (998,445)     (335,104)     (767,576)
  Other expense (income), net        177,849       213,907   (1,889,716)
                                ............  ............  ............

Earnings before provision for
  income taxes                    23,954,681    17,240,360    13,683,241
Provision for income taxes         8,303,703     5,688,594     4,801,777
                                ............  ............  ............

Net earnings                    $ 15,650,978  $ 11,551,766  $  8,881,464
                                ............  ............  ............
                                ............  ............  ............


Basic earnings per common share        $1.35         $1.04         $0.79
                                       .....         .....         .....
                                       .....         .....         .....

Weighted average common
  shares outstanding              11,597,102    11,118,782    11,190,197
                                ............  ............  ............
                                ............  ............  ............

Diluted earnings per
  common share                         $1.30         $1.00         $0.78
                                       .....         .....         .....
                                       .....         .....         .....

Weighted average common and
  common equivalent
  shares outstanding              12,054,176    11,608,266    11,395,186
                                ............  ............  ............
                                ............  ............  ............


See Notes to Consolidated Financial Statements.




                                               Excel Technology, Inc. and Subsidiaries
                                          Consolidated Statements of Stockholders' Equity
                                           Years Ended December 31, 2000, 1999 and 1998
                                                                                                Accumulated
                                                                        Additional               Other Com-                Compre-
                    Preferred Stock     Common Stock       Treasury      Paid-In    Retained     prehensive               hensive
                     Shares Amounts   Shares    Amounts      Stock       Capital    Earnings       Loss        Total       Income
                    ....... ....... ..........  .......   ............  ........... ...........  .......... ........... ...........

Balances at
  December 31, 1997      0   $  0   11,714,471  $11,714   $(3,339,375)  $48,726,078 $ 5,760,370  $(255,680) $50,903,107           0
Exercise of common
  stock options
  and warrants           0      0       95,878       96              0      390,622           0           0     390,718           0
Acquisition of treasury
  stock                  0      0            0        0    (3,226,419)            0           0           0 (3,226,419)           0
Net earnings for
  the year               0      0            0        0              0            0   8,881,464          0    8,881,464 $ 8,881,464
Foreign currency
  translation
  adjustment             0      0            0        0              0            0           0     203,085     203,085     203,085
                                                                                                                        ...........
Comprehensive income     0      0            0        0              0            0           0           0           0 $ 9,084,549
                       ...   ....   ..........  .......   ............  ........... ...........  .......... ........... ...........
                                                                                                                        ...........
Balances at
  December 31, 1998      0      0   11,810,349   11,810    (6,565,794)   49,116,700  14,641,834    (52,595)  57,151,955           0
Exercise of common
  stock options and
  warrants               0      0      280,055      280              0    1,235,016           0           0   1,235,296           0
Acquisition of
  treasury stock         0      0            0        0      (348,009)            0           0           0   (348,009)           0
Retirement of
  treasury stock         0      0    (789,463)    (789)      6,913,803  (6,913,014)           0           0           0           0
Net earnings for
  the year               0      0            0        0              0            0  11,551,766           0  11,551,766 $11,551,766
Foreign currency
  translation
  adjustment             0      0            0        0              0            0           0   (589,795)   (589,795)   (589,795)
                                                                                                                        ...........
Comprehensive income     0      0            0        0              0            0           0           0           0 $10,961,971
                       ...   ....   ..........  .......   ............  ........... ...........  .......... ........... ...........
                                                                                                                        ...........
Balances at
  December 31, 1999      0      0   11,300,941   11,301              0   43,438,702  26,193,600   (642,390)  69,001,213           0
Exercise of common
  stock options
  and warrants           0      0      458,384      458              0    1,388,098           0           0   1,388,556           0
Net earnings for
  the year               0      0            0        0              0            0  15,650,978           0  15,650,978 $15,650,978
Foreign currency
  translation
  adjustment             0      0            0        0              0            0           0     401,014     401,014     401,014
                                                                                                                        ...........
Comprehensive income     0      0            0        0              0            0           0           0           0 $16,051,992
                       ...   ....   ..........  .......   ............  ........... ...........  .......... ........... ...........
                                                                                                                        ...........
Balances at
  December 31, 2000      0   $  0   11,759,325  $11,759   $          0  $44,826,800 $41,844,578  $(241,376) $86,441,761
                       ...   ....   ..........  .......   ............  ........... ...........  .......... ...........
                       ...   ....   ..........  .......   ............  ........... ...........  .......... ...........

See Notes to Consolidated Financial Statements.


               EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
             Years ended December 31, 2000, 1999 and 1998

                                     2000          1999         1998
                                 ............  ............  ...........
Operating activities:
  Net earnings                   $ 15,650,978  $ 11,551,766 $  8,881,464
    Adjustments to reconcile net
      earnings to net cash
      provided by operating
      activities:
        Depreciation and
          amortization              3,504,416     3,010,231    2,238,350
        Provision for bad debts       191,410        70,697      110,337
        Deferred income taxes         (4,900)     (282,000)      123,000
        Gain on sale of investment          0             0  (1,875,537)
        Changes in operating
          assets and liabilities,
          net of effects from
          acquisitions:
          (Increase) decrease in
            accounts receivable   (3,240,231)   (2,794,011)    1,121,402
          (Increase) decrease in
            inventories           (4,463,317)     1,288,633    (154,313)
          (Increase) decrease in
            other current assets    (490,766)      (62,602)      226,350
          Decrease (increase) in
            other assets              100,097       156,248     (14,927)
          Increase (decrease) in
            accounts payable        1,074,109     (638,102)       21,758
          (Decrease) increase in
            accrued expenses and
            other current
            liabilities             (281,791)       715,598    (701,456)
                                 ............  ............  ...........
      Net cash provided by
        operating activities       12,040,005    13,016,458    9,976,428
                                 ............  ............ ............
Investing activities:
  Cash paid for acquisitions,
    net of cash acquired          (4,409,916)             0 (15,242,943)
  Purchases of property, plant
    and equipment                 (3,874,144)   (2,102,671)  (5,379,850)
  Redemption of investments, net            0             0   14,209,854
  Proceeds from sale of
    investment                              0             0    1,875,537
                                ............  ............ ............
      Net cash used in
        investing activities      (8,284,060)   (2,102,671)  (4,537,402)
                                 ............  ............ ............


Financing activities:
  Proceeds from exercise of
    common stock options
    and warrants                    1,388,556     1,235,296      390,718
  Purchase of treasury stock                0     (348,009)  (3,226,419)
  Payments of notes payable          (20,573)      (69,367)    (298,230)
  Payments of borrowings on
    long-term debt and revolving
    credit line, net                        0   (3,500,000)  (3,000,000)
                                 ............  ............ ............
      Net cash provided by
        (used in) financing
        activities                  1,367,983   (2,682,080)  (6,133,931)
                                 ............  ............ ............

Effect of exchange rate changes
  on cash and cash equivalents        (7,830)      (66,971)       11,605

Effect of exchange rate changes
  on assets and liabilities           408,843     (522,824)      191,480
                                 ............  ............ ............

Net increase (decrease) in cash
  and equivalents                   5,524,941     7,641,912    (491,820)

Cash and equivalents -
  beginning of year                13,481,251     5,839,339    6,331,159
                                 ............  ............ ............

Cash and equivalents -
  end of year                    $ 19,006,192  $ 13,481,251 $  5,839,339
                                 ............  ............ ............
                                 ............  ............ ............


Supplemental Cash Flow Information
 ..................................

Cash paid for:
Interest                         $     18,130  $     48,220 $    166,176
                                 ............  ............ ............
                                 ............  ............ ............

Income taxes                     $  8,901,062  $  5,477,543 $  4,021,809
                                 ............  ............ ............
                                 ............  ............ ............


See Notes to Consolidated Financial Statements.

                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                      December 31, 2000 and 1999

(1)  Summary of Significant Accounting Policies
     ..........................................

Principles of Consolidation
 ...........................

     The consolidated financial statements include the accounts of Excel Technology, Inc. (Excel) and its wholly-owned subsidiaries: Synrad, Inc. (Synrad); Photo Research, Inc. (Photo Research); Excel Europe (previously named Quantronix GmbH); Cambridge Technology, Inc. (Cambridge); Quantronix Corporation (Quantronix); Control Laser Corporation (Control Laser); The Optical Corporation; Quantronix International Corporation (a Foreign Sales Corporation); and Excel Asia. Collectively, this group is referred to as "the Company." All material intercompany transactions and balances have been eliminated in consolidation.

Nature of Business
 ..................

     Excel designs, develops, manufactures and markets laser systems and electro-optical components, primarily for the electronic, semiconductor, scientific and other industrial markets.

Revenue Recognition
 ...................

     Net sales and services are recognized when the earnings process is complete, generally upon shipment of products or performance of services. Related shipping and handling costs are included in cost of sales and services. Net sales and services relating to the Company's DRS laser-based systems sold by its Quantronix subsidiary are recognized upon final acceptance from the customer.

     Effective January 1, 2000, the Company adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Adoption of the provisions of SAB No. 101 did not have an impact on the Company's revenue recognition policies or its results of operations.

Cash and Equivalents
 ....................

     Cash and equivalents of $19.0 million and $13.5 million at December 31, 2000 and 1999, respectively, consist of demand deposits with banks and highly liquid money market funds. The Company considers investments with maturities of three months or less when purchased to be cash equivalents.

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

     Goodwill represents the excess of cost over fair value of net assets of businesses acquired and is amortized on a straight-line basis over periods ranging from 15 to 20 years.

Research and Development Costs
 ..............................

     Research and development costs include material and labor associated with company-sponsored projects. Such costs are expensed as incurred.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
 .......................................................................

     The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Foreign Currency Translation
 ............................

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date, except property, plant and equipment and goodwill, which are translated at historical rates. Income statement amounts have been translated using the average exchange rate for the year. The resulting cumulative translation adjustment of approximately $(241) thousand and $(642) thousand at December 31, 2000 and 1999, respectively, is reflected as accumulated other comprehensive loss, a component of stockholders' equity. In addition, there were transaction gains and losses and inter-company balances not deemed long-term in nature at the balance sheet date that resulted in a net loss of $177 thousand, a net loss of $227 thousand and a net gain of $55 thousand for the years ended December 31, 2000, 1999 and 1998, respectively, which is reflected in other (income) expense in the consolidated statements of earnings.

Earnings Per Share
 ..................

     The Company presents two earnings per share ("EPS") amounts, basic and diluted. Basic EPS is calculated based on net earnings and the weighted-average number of common shares outstanding during the reported period. Diluted EPS includes the effect of potentially dilutive securities, using the treasury stock method, on weighted-average shares outstanding.

Fair Value of Financial Instruments
 ...................................

     The recorded amounts of the Company's cash and equivalents, accounts receivable, notes payable, accounts payable and accrued expenses approximate their fair values because of the short-term nature of these items.

Use of Estimates
 ................

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


New Accounting Pronouncements
 .............................

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 (as amended by SFAS 137) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

Concentration of Credit Risk
 ............................

     Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of its holdings of cash and equivalents and accounts receivable. Cash and equivalents are deposited with high credit, quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral.

Accounting for Stock-Based Compensation
 .......................................

     The Company records compensation expense for employee stock options and warrants only if the market price of the underlying stock exceeds the exercise price on the date of the grant. The Company has elected not to implement the fair value based accounting method for employee and directors' stock options and warrants of Statement of Financial Accounting Standards No. 123, (SFAS123), "Accounting for Stock-Based Compensation," but has elected to disclose the pro-forma net earnings and pro-forma earnings per share to account for employee and directors' stock option and warrant grants beginning in 1995 as if such method had been used to account for such stock-based compensation cost.

Comprehensive Income
 ....................

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which the Company implemented during the first quarter of 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The components of comprehensive income are net earnings and foreign currency translation adjustments.

(2)  Acquisitions
     ...........

     On July 1, 2000, Excel Europe, a subsidiary of the Company, acquired substantially all of the assets and certain liabilities of Baublys GmbH ("Baublys"), a company engaged in the manufacturing and sale of customized laser systems and engraving machines. The purchase price, including additional costs directly related to the acquisition amounted to $4.5 million and was internally funded using the Company's own cash. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Baublys have included in the Company's consolidated results of operations since the date of acquisition. The goodwill, approximating $3.5 million, is being amortized on a straight-line basis over 15 years.

     On August 14, 1998, the Company acquired substantially all of the assets and properties of Synrad, a company engaged in the business of developing, manufacturing and marketing sealed CO2 lasers and related accessories, for $21.7 million in cash, which includes transaction costs, and the repayment of certain of Synrad's outstanding debt. In addition, the Company assumed certain liabilities including trade payables, accrued expenses and other specified liabilities. The Company funded the acquisition of Synrad by utilizing its own cash and by borrowing $6.5 million on its credit facility all of which was repaid as of March 31, 1999 (see Note 8). The acquisition was accounted for as a purchase. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The total cost of the acquisition was $21.7 million of which $4.8 million was allocated to identifiable net tangible assets. The remaining balance of $16.9 million represents the goodwill, which is being amortized on a straight-line basis over 20 years. During 1999, the Company recorded an adjustment to the initial allocation of the purchase price due to inventory write-downs, which resulted in a $200 thousand increase to goodwill.

     Pro-forma results of operations (unaudited) assume the acquisition of Synrad had been made at the beginning of 1998 and reflect the historical results of operations of the purchased business adjusted for the increased interest expense as a result of borrowings, reduced interest income, amortization expense and income tax expense. Pro-forma results of operations for the acquisition of Baublys are not presented, as their historical results of operations are not material to the Company's consolidated results of operations.

                                        Year ended
                                    .................
                                    December 31, 1998
                                    .................
                                       (unaudited)
                                       ...........
     Net sales and services            $83,180,660
     Net earnings                        8,399,083
     Basic earnings per common share         $0.75
     Diluted earnings per common share       $0.74

     The pro-forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period, or the results that may occur in the future.

(3)  Inventories
     ...........

     Inventories consist of the following:
                                          December 31,
                                  ...........................
                                       2000          1999
                                  ............   ............

     Raw materials                $ 12,027,510   $  6,547,811
     Work-in-process                 5,326,625      5,509,431
     Finished goods                  2,157,951      1,862,941
     Consigned inventory               343,422        463,760
                                  ............   ............
                                  $ 19,855,508   $ 14,383,943
                                  ............   ............
                                  ............   ............


(4)  Property, Plant and Equipment
     .............................
     Property, plant and equipment at cost consists of the following:

                                              December 31,
                                      ...........................
                    Useful Life           2000           1999
                    ...........       ............   ............

     Land                0            $  2,279,363   $    840,408
     Buildings        30 years           5,005,477      4,998,818
     Leasehold
       improvements  Lease term          1,366,867      1,322,615
     Fixtures and
       computer
       equipment      3-8 years          3,813,555      4,040,978
     Machinery and
       equipment      4-8 years          7,262,329      6,595,011
     Laboratory
       equipment      4-8 years          2,824,555      1,891,734
                                      ............   ............

                                        22,552,146     19,689,564

     Less accumulated depreciation
       and amortization                  9,562,113      8,703,321
                                      ............   ............

                                      $ 12,990,033   $ 10,986,243
                                      ............   ............
                                      ............   ............

     Synrad acquired land during 2000 for the construction of its new building. The new Synrad facilities, new Control Laser facilities and the expansion of Quantronix's facilities are expected to be completed during 2001.

     Depreciation and amortization expense aggregated approximately $2.2 million, $2.0 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(5)  Income Taxes
     ............

     Pre-tax income for the years ended December 31, 2000, 1999 and 1998 was comprised of domestic income of 24,006,442, $17,888,074 and $13,660,166, respectively, and foreign (loss) income of $(51,761), $(647,714) and $23,075, respectively.

     The provision for income taxes consists of:

                                       Year ended December 31,
                                .....................................
                                    2000          1999        1998
                                ...........   ........... ...........
     Current:
      Federal                   $ 7,467,742  $ 5,022,224  $ 4,128,777
      State and local               840,861      948,370      550,000
                                ...........  ...........  ...........

                                  8,308,603    5,970,594    4,678,777
                                ...........  ...........  ...........
     Deferred:
       Federal                      (4,900)    (282,000)      123,000
                                ...........  ...........  ...........
                                $ 8,303,703  $ 5,688,594  $ 4,801,777
                                ...........  ...........  ...........
                                ...........  ...........  ...........

      The current provision for income taxes includes a tax benefit of $196 thousand for 2000 and $281 thousand for 1999 and 1998 for utilizing Federal net operating loss carry forwards.

     The effective income tax rate differed from the statutory Federal income tax rate due to the following items:


                                        Year ended December 31,
                                .....................................
                                    2000          1999          1998
                                ...........   ...........   ...........
     Taxes at statutory Federal
       income tax rate          $ 8,402,255   $ 5,861,700   $ 4,652,300
       Non deductable
         amortization of
         goodwill                    96,400        96,400        96,400
       Foreign Sales Corporation
         benefit                  (893,485)     (688,400)     (349,000)
       Increase (decrease) of
         valuation allowance         53,100       201,000     (142,000)
       State income taxes, net
         of Federal benefit         546,560       632,300       362,800
       Other                         98,873     (414,406)       180,677
                                ...........   ...........   ...........
                                $ 8,303,703   $ 5,688,594   $ 4,801,777
                                ...........   ...........   ...........
                                ...........   ...........   ...........

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                              December 31,
                                        .......................
                                           2000         1999
                                        ..........   ..........
     Deferred tax assets:
       Excess of tax over financial
         statement basis of inventory  $   733,000  $   791,000
       Allowance for doubtful accounts      63,000       77,000
       Accrued warranty costs               22,000       92,000
       Other accrued expenses              665,000      403,000
       Benefits of U.S. net operating
         loss carryforwards              1,612,000    1,867,000
       Benefits of foreign net
         operating loss carryforwards      455,000      401,000
       Plant and equipment depreciation    226,000       66,000
                                        ..........   ..........
       Total deferred tax assets         3,776,000    3,697,000
       Less valuation allowance          (989,000)    (935,900)
                                        ..........   ..........
                                         2,787,000    2,761,100
                                        ..........   ..........
     Deferred tax liabilities:
       Capitalized software
         development costs                (95,000)     (79,000)
       Goodwill amortization             (161,000)    (156,000)
                                        ..........   ..........

       Total deferred tax liabilities    (256,000)    (235,000)
                                        ..........   ..........
     Net deferred tax assets            $2,531,000   $2,526,100
                                        ..........   ..........
                                        ..........   ..........



     At December 31, 2000, Excel has available net operating loss carryforwards ("NOL's"), expiring in 2005 through 2007, of approximately $1.3 million for income tax purposes. The utilization of NOL's by Excel for income tax purposes is subject to annual limitations imposed by Internal Revenue Code Section 382 due to various equity transactions from 1991 to 1993 and alternative minimum tax limitations. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the following year.

     At December 31, 2000, Quantronix and its subsidiaries have available for tax purposes utilizable NOL's of approximately $3.4 million expiring in 2005 through 2007. Such NOL's can only be utilized to offset Quantronix's future taxable income and are limited, in a similar fashion to Excel's NOL's, in each year to approximately $560 thousand as a result of the change in ownership from the merger with Excel. During 1996, the Company reduced goodwill by approximately $1.9 million for the establishment of deferred tax assets and the utilization of Quantronix's preacquisition deductible temporary differences and net operating loss carryforwards.

     While management believes that the Company's deferred tax assets will be realized based on its generation of taxable income in recent years and its future projected taxable income, the substantial restrictions on and time periods required to realize certain of the Company's NOL's make it appropriate to record a valuation allowance against a portion of those NOL's. In addition, a valuation allowance has been provided against all of the Company's foreign net operating loss carryforwards. Accordingly, Excel has provided a total valuation allowance of $989 thousand, as of December 31, 2000. There can be no assurance that the Company will generate sufficient taxable earnings in future years to fully realize recorded tax benefits.

(6)  Accrued Expenses and Other Current Liabilities
     ..............................................

     Accrued expenses and other current liabilities consist of the following:


                                              December 31,
                                        .......................
                                           2000         1999
                                        ..........   ..........

     Salaries, wages, commissions
       and bonuses                      $2,701,286   $1,809,337
     Accrued vacation/holiday/sick pay     645,168      628,236
     Accrued accounts payable              417,205      139,232
     Customer deposits                     647,006      351,536
     Accrued royalties payable             200,183      149,654
     Warranty reserve                      339,812      277,660
     Unearned service contract revenue     159,844      285,426
     Professional fees payable             210,171      109,000
     Income taxes payable                1,588,453    2,179,991
     Other                               1,367,839    1,708,497
                                        ..........   ..........
                                        $8,276,967   $7,638,569
                                        ..........   ..........
                                        ..........   ..........

(7)  Long-Term Debt
     ..............

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated, at the Company's election, utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends, and requires payment of interest on a quarterly basis. As of December 31, 2000, the Company had no borrowings outstanding and had all of its $15 million available on its revolving line of credit.

(8)  Stockholders' Equity
     ....................

     Stock Option Plans
     ..................

     In 1990, Excel adopted a stock option plan (the "Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of Excel, to purchase an aggregate of 2,000,000 shares of common stock, as amended, at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the fair market value of the stock on the date of grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the fair market value on the date of grant, and for non-incentive stock options such price may be less than 100% of the fair market value of the stock on the date of grant. Options granted under the Plan, which terminated on July 30, 2000, may be exercisable for a period of up to ten years. Through December 31, 2000, all options granted under the Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years and expire either five or ten years from date of grant.

     The Plan was amended in August 1993 to provide for the automatic grant to each member of the Board of Directors, on the date of each annual meeting of stockholders, non-incentive options to purchase 10,000 shares of common stock at the fair market value of the common stock on such date.

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the fair market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the fair market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the fair market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through December 31, 2000, all options granted under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant.

     On October 19, 1998, the Company elected to reduce the exercise price of certain outstanding stock options to purchase 503,192 shares of common stock at prices ranging from $7.88 to $12.38 per share (the average price of which is $9.52 per share) to $7.00 per share, which was greater than the fair market value of the common stock on the date of the reduction.

     A summary of activity related to the Company's stock option plans is as follows:

                                           Number    Weighted average
                                          of shares   exercise price
                                          .........  .................

     Outstanding at December 31, 1997     1,014,758     $    7.87

     Granted                                211,500          8.07
     Exercised                             (66,145)          4.95
     Canceled                              (40,593)          6.78
                                          .........

     Outstanding at December 31, 1998     1,119,520          6.88
                                          .........

     Granted                                115,000         13.06
     Exercised                            (261,509)          6.70
     Canceled                              (78,319)          7.00
                                          .........

     Outstanding at December 31, 1999       894,692          7.70
                                          .........

     Granted                                407,000         25.16
     Exercised                            (433,764)          7.48
     Canceled                              (87,752)          7.12
                                          .........

     Outstanding at December 31, 2000       780,176     $   17.00
                                          .........
                                          .........

     At December 31, 2000, a total of 200,809 options were exercisable at a weighted average exercise price of $13.26, and options for the purchase of 543,452 common shares were available for future grants under the 1998 plan.

     The options outstanding as of December 31, 2000 are summarized in ranges as follows:

                                                        Weighted
                          Weighted      Number of       average
          Range of        average        options      contractual
       exercise price  exercise price  outstanding  remaining life
       ..............  ..............  ...........  ..............
       $ 3.26- $ 7.00    $  6.98         304,976        7.0 years
       $ 7.01- $13.06    $ 13.06          68,200        8.5 years
       $13.07- $29.00    $ 25.16         407,000        9.3 years
                                         .......
                                         780,176
                                         .......
                                         .......

     Other
     .....

     At December 31, 1997, 51,000 warrants to purchase the Company's common stock were outstanding at exercise prices ranging from $4.00 to $6.38. During 2000, 1999 and 1998, respectively, 23,000, 14,000 and
11,000 warrants were exercised. During 1998, 3,000 warrants were canceled.

     Shares Reserved for Issuance
     ............................

     At December 31, 2000 the Company had reserved, authorized and unissued common shares for the following purposes:

                                              Shares
                                            .........
                   1990 Stock option plan     389,354
                   1998 Stock option plan     934,274
                                            .........
                                            1,323,628
                                            .........
                                            .........

     Stock-Based Compensation
     ........................

     The per share weighted-average fair value of stock options and warrants granted during 2000, 1999 and 1998 was $11.99, $5.03 and $1.36, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000-expected dividend yield of 0%, risk free interest rate of 6.3%, expected stock volatility of 53% and an expected option life of approximately 4.0 years; 1999- expected dividend yield of 0%, risk free interest rate of 5.0%, expected stock volatility of 40% and an expected option life of approximately 4.0 years; 1998- expected dividend yield of 0%, risk free interest rate of 5.0%, expected stock volatility of 20% and an expected option life of 2.5 years.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option and warrant grants and has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized in the consolidated financial statements for its stock options and warrants which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings would have been reduced to the pro-forma amounts indicated below:


                                      2000         1999         1998
                                  ...........  ...........  ..........
Net earnings:
     As reported                  $15,650,978  $11,551,766  $8,881,464
     Pro-forma                    $14,202,464  $10,991,766  $7,946,464

Basic earnings per common share:
     As reported                        $1.35        $1.04       $0.79
     Pro-forma                          $1.22        $0.99       $0.71

Diluted earnings per common share:
     As reported                        $1.30        $1.00       $0.78
     Pro-forma                          $1.18        $0.95       $0.70

(9)  Earnings Per Share
     ..................

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                           2000
                                           ....

                            Earnings      Shares     Per-Share
                           (Numerator) (Denominator)   Amount
                           ...........  ............  ........
     Basic EPS             $15,650,978   11,597,102      $1.35
     Effect of Dilutive
       Securities:
       Options and Warrants                 457,074
                                         ..........
     Diluted EPS           $15,650,978   12,054,176      $1.30
                           ...........  ............  ........
                           ...........  ............  ........

                                           1999
                                           ....
                            Earnings      Shares     Per-Share
                           (Numerator) (Denominator)   Amount
                           ...........  ............  ........
     Basic EPS             $11,551,766   11,118,782      $1.04
     Effect of Dilutive
       Securities:
       Options and Warrants                 489,484
                                         ..........

     Diluted EPS           $11,551,766   11,608,266      $1.00
                           ...........  ............  ........
                           ...........  ............  ........

                                            1998
                             Earnings      Shares     Per-Share
                           (Numerator) (Denominator)   Amount
                           ...........  ............  ........

     Basic EPS             $ 8,881,464   11,190,197      $0.79
     Effect of Dilutive
       Securities:
       Options and Warrants                 204,989
                                         ..........

     Diluted EPS           $ 8,881,464   11,395,186      $0.78
                           ...........  ............  ........
                           ...........  ............  ........


(10) Treasury Stock
     ..............

     The Board of Directors of the Company has authorized the purchase of up to 2 million shares of common stock in the open market at prevailing market prices. As part of this program, the Company acquired 32 thousand and 383 thousand shares as treasury stock in 1999 and 1998 for $348 thousand and $3.2 million, respectively. In December 1999, the Company retired all of its treasury stock.

(11) Employee Benefit Plan
     .....................

     The Company has a voluntary contribution pension plan, which complies with Section 401(k) of the Internal Revenue Code, as amended. The plan permits employees to make a voluntary contribution of pretax dollars to a pension trust, with a matching contribution by the Company equal to 50% of an employee's basic contribution to the plan up to a maximum of 3% of their salaries. Company contributions to the plan were approximately $423 thousand, $390 thousand and $319 thousand in 2000, 1999 and 1998, respectively.

(12)  Other Income
      ............

     The Company had an investment in the common stock of a private company, which was carried at a nominal value. In the fourth quarter of 1998, this private company was acquired. As a result, the Company realized a gain of approximately $1.9 million, net of related expenses, on the sale of the common stock, which is included in other income in the 1998 consolidated statement of earnings.

(13) Commitments and Contingencies
     .............................

     Operating Leases
     ................

     The Company and its subsidiaries lease certain buildings, vehicles and equipment under non-cancelable operating leases. At December 31, 2000, the future minimum lease payments under non-cancelable operating leases are as follows:

                        2001      $ 1,057,743
                        2002          517,949
                        2003          434,070
                        2004          485,878
                        2005          326,750
                  Thereafter          562,022
                                  ...........
                                  $ 3,384,412
                                  ...........
                                  ...........

     Rent expense approximated $1.60 million, $1.57 million, and $1.63 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Employment and Consulting Agreements
     ....................................

     Excel has entered into employment agreements with certain key executives that provide for severance upon termination without cause, aggregating approximately $1.5 million.

(14) Foreign and Domestic Operations and Export Sales
     ................................................
     Information concerning foreign and domestic operations and export sales is as follows:

                                        As of or the year ended
                                              December 31,
                                      2000         1999         1998
                                  ............  ...........  ...........
     Net sales and services to
       unaffiliated customers:
         United States operations $ 91,018,082  $81,837,044  $61,565,506
         European operations        15,809,484    7,106,104    5,526,427
         Asian operations              892,834            0            0
                                  ............  ...........  ...........
                                  $107,720,400  $88,943,148  $67,091,933
                                  ............  ...........  ...........
                                  ............  ...........  ...........
     Operating earnings (loss):
         United States operations $ 23,120,998  $17,454,571  $11,258,544
         European operations          (98,690)    (288,078)     (58,237)
         Asian operations              129,907            0            0
                                  ............  ...........  ...........
                                  $ 23,152,215  $17,166,493  $11,200,307
                                  ............  ...........  ...........
                                  ............  ...........  ...........
     Identifiable assets:
         United States operations $ 83,448,272  $77,775,495  $68,883,025
         European operations        14,853,942    1,875,056    2,410,139
         Asian operations              683,455            0            0
                                  ............  ...........  ...........
                                  $ 98,985,669  $79,650,551  $71,293,164
                                  ............  ...........  ...........
                                  ............  ...........  ...........

     In determining operating earnings (loss) for each geographic area, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company.

     Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

     During the years ended December 31, 2000, 1999 and 1998, the
Company had foreign and export sales of approximately $56.1 million, $41.0 million and $24.9 million, representing 52%, 46% and 37%, respectively, of total net sales and services.

     No single customer accounted for more than ten percent of the Company's net sales and services in 2000, 1999 and 1998. No accounts receivable from a customer exceeded five percent of the Company's total accounts receivable at December 31, 2000, and one account receivable from a single customer was 5.2% of the Company's total accounts receivable at December 31, 1999.

(15) Related Party Transactions
     ..........................

     Two directors of the Company also provide services to the Company as legal counsel. During 2000, 1999 and 1998, the Company paid approximately $174 thousand, $81 thousand and $324 thousand, respectively, for legal services rendered by the respective law firms that the directors represent.

Schedule II

                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                   Valuation and Qualifying Accounts
              Years ended December 31, 2000, 1999 and 1998

  Column A          Column B       Column C       Column D    Column E
                  Balance at  Additions charged (Deductions)  Balance at
                   beginning     to cost and     additions -   end of
 Description       of period      expenses        describe      period
 ............       .........  ................. ............  ..........

   Allowance for
doubtful accounts:
   Year ended
   December 31,:

      2000           $464,000        $191,000    $(173,000)(1)  $559,000
                                                    $77,000(2)

      1999           $426,000        $ 70,697    $ (32,697)(1)  $464,000

      1998           $254,000        $110,000    $(128,000)(1)  $426,000
                                                 $ 190,000 (2)

(1)   Uncollectible accounts written off, net of recoveries.
(2)   Allowance of acquired subsidiary at date of acquisition.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 28, 2000, the Company filed a Current Report on Form 8-K reporting a change in the Company's certifying accountants.

                                PART III
                                ........

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 with respect to the directors and executive officers of registrant is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Howard S. Breslow, a director of the Company, is a partner in Breslow & Walker, LLP, the Company's legal counsel. In 2000, the
Company paid Breslow & Walker, LLP approximately $25 thousand for legal services.

     Joseph J. Ortego, a director of the Company, is a partner in Nixon Peabody, LLP, the Company's legal counsel. In 2000, the Company paid Nixon Peabody, LLP approximately $149 thousand for legal services.

                                PART IV
                                .......

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
         REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report:

   1.  Consolidated Financial Statements (included in Part II, Item 8):

       Reports of Independent Auditors

       Consolidated Balance Sheets as of December 31, 2000 and 1999

       Consolidated Statements of Earnings for the years ended
         December 31, 2000, 1999 and 1998.

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

       Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998.

       Notes to Consolidated Financial Statements

   2.  Consolidated Financial Statement Schedule (included in Part II
         Item 8)*

       Schedule
       ........

       II     Valuation and Qualifying Accounts

   3.  Exhibits included herein:

       See Exhibit Index below for exhibits filed as part of this Annual
         Report, on Form 10-K.

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

EXCEL TECHNOLOGY, INC.

By:     /s/ J. Donald  Hill
        ...................
        J. Donald Hill,
        Chairman of the Board

By:     /s/ Antoine Dominic
        ...................
        Antoine Dominic,
        Chief Operating Officer
        and Principal Accounting Officer
        and Chief Executive Officer


Date:     March 16, 2001

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



     Signature               Title           Date

/s/ J. Donald Hill          Director     March 16, 2001
 ..................
    J. Donald Hill


/s/ Antoine Dominic         Director     March 16, 2001
 ...................
    Antoine Dominic


/s/ Steven Georgiev         Director     March 16, 2001
 ...................
    Steven Georgiev


/s/ Howard S. Breslow       Director     March 16, 2001
 .....................
    Howard S. Breslow


/s/ Joseph J. Ortego        Director     March 16, 2001
 ....................
    Joseph J. Ortego


                            INDEX TO EXHIBITS


  Exhibit
  Number                         Document
 .........                   .................


  2  (a)      Asset Purchase Agreement, dated as of August 14, 1998, by
              and among, Excel Purchasing Company, Peter Laakman, et al.
              Incorporated by reference to the Company's Report on Form
              8-K dated August 27, 1998.

  3  (a)      Restated Certificate of Incorporation dated November 13,
              1990, as amended. Incorporated by reference to the Company's Registration Statement on Form S-1,
              File No. 33-39375.

     (b) By-Laws, as amended. Incorporated by reference to the Company's Registration Statement on Form S-4, File
              No. 33-47440.

  4  (a)      Specimen Certificate for Company's Common Stock.
              Incorporated by reference to the Company's Registration
              Statement on Form S-1, File No. 33-39375.

 10  (a)      1990 Stock Option Plan, as amended.  Incorporated by
              reference to the Company's Registration Statement on Form
              S-1, File No. 33-52612.

     (b) Employment Agreement, dated as of October 10, 2000, between the Company and J. Donald Hill.

     (c) Employment Agreement, dated as of October 10, 2000, between the Company and Antoine Dominic.

     (d) 1998 Stock Option Plan. Incorporated by reference as Exhibit A to the Company's Definitive Proxy Statement, dated April 27, 1998 for the Annual Meeting of
              Stockholders held on June 24, 1998.

     (e) Loan Agreement, dated as of July 20, 1998, by and among the Company and The Bank of New York. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

 21           List of subsidiaries

 23.1         Consent of KPMG LLP

 23.2         Consent of Ernst & Young LLP


                                EXHIBITS
                                ........

Exhibit 10 (b)
 ..............

                          EMPLOYMENT AGREEMENT

     AGREEMENT, dated as of the 10th day of October, 2000, by and between EXCEL TECHNOLOGY, INC., a Delaware corporation with its principal corporate offices located at 780 Third Avenue, New York, New York 10017 (the "Company"), and J. DONALD HILL residing at 2 Bridgeworth Lane, Sherman, CT 06784 (the "Employee").

                           W I T N E S S E T H:
                           ....................

     WHEREAS, the Company is engaged in the business of designing, developing, manufacturing and marketing lasers and laser systems; and

     WHEREAS, the Employee is the Chairman of the Board of Directors of the Company; and

     WHEREAS, the Company and Employee desire to set forth in this Agreement the terms and conditions of Employee's employment;

     NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereto agree as follows:

     1.  EMPLOYMENT
         ..........

         The Company hereby employs and engages Employee to serve as the Chairman of the Board of Directors of the Company, and Employee hereby accepts employment with the Company, on the terms and conditions herein set forth.

     2.  COMMENCEMENT; TERM OF AGREEMENT
         ...............................

         2.01 The term of employment hereunder shall commence on October 10, 2000 (the "Commencement Date"), and shall continue through October 9, 2005 (the "Employment Period") unless terminated sooner pursuant to the express provisions hereof.

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

     3.  DUTIES
         ......

         3.01 During the Employment Period, Employee shall be employed in an executive capacity as the Chairman of the Board of Directors of the Company and shall focus his attention on mergers and acquisitions, growth strategies, relations with the financial community, and such other functions as the Board of Directors of the Company shall from time to time reasonably determine. Employee shall devote his full business time exclusively to performing the aforestated duties and advancing the best interests of the Company, and will faithfully adhere to and fulfill such business policies and procedures as may be established from time to time by the Board of Directors of the Company.

         3.02 Employee shall report and be responsible to the Board of Directors of the Company.

     4.  COMPENSATION
         ............

         4.01 During the Employment Period, Employee's base salary shall be at the rate of THREE HUNDRED THOUSAND DOLLARS ($300,000) per annum ("Base Salary"), payable in accordance with the Company's normal payroll procedures for executive employees and subject to annual review and adjustment by the Company.

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

         4.06 The Employee shall be entitled, during the Employment Period, to (a) a non-accountable automobile allowance of nine hundred dollars ($900.00) per month, and (b) a non-accountable incidental expense allowance of five hundred dollars ($500.00) per month.

         4.07 The Employee shall be entitled, during the Employment Period, to comprehensive liability insurance coverage, the premiums for which shall not exceed $5,000 per annum.

     5.  TERMINATION
         ...........

         5.01 The Employee's employment hereunder shall terminate automatically and without notice upon the death of the Employee.

         5.02 The Company may terminate the Employee's employment hereunder, upon written notice to the Employee, in the event of the Employee's Incapacity. For the purpose of this Agreement, Incapacity shall be deemed to refer to and include (i) the suffering of any mental or physical illness, disability or incapacity to the extent that the Employee shall be unable to perform his duties pursuant to this Agreement and such illness, disability or incapacity shall be deemed by a licensed physician chosen by the Company to be of a permanent nature, or (ii) the Employee shall not have performed his duties hereunder on a full-time basis for a continuous period of 60 days or for a period of 90 days in any six (6) consecutive month period.

         5.03 The Company may terminate the Employee's employment hereunder, upon written notice to the Employee, for Cause. For purposes of this Agreement, "Cause" shall mean the following:

               (a) the Employee's conviction in a court of law of any crime or offense involving money or other property or of a felony;

               (b) the Employee's failure or refusal to substantially perform his duties hereunder (other than any such failure or refusal resulting from his Incapacity or the failure to meet specific growth and profit targets), or the Employee's failure or refusal to carry out the reasonable business directives of the Board of Directors, or the willful taking of any action by the Employee which results in damage to the Company, or the material default or breach by Employee of any obligation, representation, warranty, covenant or agreement made by Employee herein; provided, however, that the Company shall have given Employee written notice of any such Cause for termination and Employee shall have failed to cure such Cause within fifteen (15) days after the date of such notice.
If the Cause for termination is cured within the fifteen (15) day period, it shall be deemed for all purposes that Cause for termination has not occurred (except that if the same or a similar event to the one resulting in notice pursuant to this subsection (b) recurs after a cure, the right to cure the second cause of termination, after notice with respect to the second event shall have been given, shall expire 24 hours after the time the notice is given); or

               (c) the Employee's breach of any of the provisions of Sections 6 or 7 hereof.

         5.04 If Employee's employment is terminated by reason of the death or Incapacity of the Employee or for Cause not directly related to his actions towards the Company during the Employment Period, the Employee shall be entitled to the Base Salary provided to be paid pursuant to
Section 4.01 hereof up to the date of termination and the bonus compensation which had been earned pursuant to Section 4.02 hereof at the date of termination. If the Employee's employment is terminated for Cause directly related to his actions concerning the Company, Employee shall be entitled to only the Base Salary provided to be paid pursuant to Section
4.01 hereof up to the date of termination. If the Company terminates Employee's employment without Cause, the Employee shall be entitled to the Base Salary pursuant to Section 4.01 hereof for a period of two years after the date of termination. If the Employee voluntarily leaves the employ of the Company at any time during the Employment Period for any reason, the Employee shall give the Company 45 days advance written notice thereof and shall be entitled to the Base Salary pursuant to Section 4.01 hereof for such 45 day period if Employee remains in the employ of the Company for such period of time.

     6.  NON-COMPETITION; NON-SOLICITATION
         .................................

         6.01 In view of the unique and valuable services it is expected Employee will render to the Company, Employee's knowledge of the business of the Company and proprietary information relating to the business of the Company and similar knowledge regarding the Company it is expected Employee will obtain during the course of his employment with the Company and in consideration of this Agreement and the compensation to be received by Employee hereunder, Employee agrees that for so long as he is employed by the Company and for a period of one year thereafter (the "Covenant Period"), he will not compete with the Company (or any of its subsidiaries now owned or hereafter acquired), or, directly or indirectly, own, manage, operate, control, loan money to, or participate in the ownership, management, operation or control of, or be connected with as a director, officer, employee, partner, consultant, agent, independent contractor or otherwise, or acquiesce in the use of his name in, any other business or organization which competes with the Company (or any of its subsidiaries now owned or hereafter acquired) in any geographical area in which the Company or its subsidiaries is then conducting business or any geographical area in which, to the knowledge of the Employee, the Company or its subsidiaries plans to conduct business within a six (6) month period; provided, however, that Employee shall be permitted to own less than a 5% interest as a shareholder in any company which is listed on any national securities exchange even though it may be in competition with the Company or its subsidiaries.

         6.02 Employee will not, during the Covenant Period, directly or indirectly, either individually or on behalf of any other person or entity, solicit or interfere with, or endeavor to entice away any employees (full-time or part-time) or customers of the Company (or any of its subsidiaries now owned or hereafter acquired).

         6.03 Since a breach of the provisions of this Section 6 could not adequately be compensated by money damages and will cause irreparable injury to the Company, the Company shall be entitled, in addition to any other right or remedy available to it, to an injunction or restraining order enjoining such breach or a threatened breach, and no bond or other security shall be required in connection therewith. Employee agrees that the provisions of this Section 6 are reasonable and necessary to protect the Company and its business. It is the desire and intent of the parties that the provisions of this Section 6 shall be enforced to the fullest extent permitted under the public policies and laws applied in each jurisdiction in which enforcement is sought. If any restriction contained in this Section 6 shall be deemed to be invalid, illegal or unenforceable by reason of the extent, duration or geographical scope thereof, or otherwise, then the court making such determination shall have the right to reduce such extent, duration, geographical scope or other provision hereof and in its reduced form such restriction shall then be enforceable in the manner contemplated hereby.

     7.  CONFIDENTIAL INFORMATION
         ........................

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

     8.  SURVIVAL
         ........

         The covenants and agreements contained in or made pursuant to this Agreement shall survive Employee's termination of employment, irrespective of any investigation made by or on behalf of any party.

     9.  ENTIRE AGREEMENT; MODIFICATION
         ..............................

         This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof, supersedes all existing agreements between them concerning such subject matter, and may be modified, supplemented or discharged only by a written instrument duly executed by each party.

    10.  NOTICES
         .......

         Any notices or other communication required or permitted to be given hereunder shall be in writing and shall be mailed by certified or registered mail, return receipt requested, or personally delivered against receipt to the party to whom it is to be given at the address of such party set forth in the preamble to this Agreement (or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 10). Any notice or other communication given by certified mail shall be deemed given at the time of certification thereof, except for a notice changing a party's address which shall be deemed given at the time of receipt thereof.

    11.  WAIVER
         ......

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

    12.  BINDING EFFECT
         ..............

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

    13.  HEADINGS
         ........

         The headings in this Agreement are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.

    14.  COUNTERPARTS; GOVERNING LAW
         ...........................

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


                                         /s/ J. Donald Hill
                                        ........................
                                             J. DONALD HILL




                                        EXCEL TECHNOLOGY, INC.


                                   By:  /s/ Antoine Dominic
                                        ..........................
                                            Antoine Dominic, President

Exhibit 10 (c)
 ..............

                          EMPLOYMENT AGREEMENT

     AGREEMENT, dated as of the 10th day of October, 2000, by and between EXCEL TECHNOLOGY, INC., a Delaware corporation with its principal corporate offices located at 780 Third Avenue, New York, New York 10017 (the "Company"), and ANTOINE DOMINIC currently residing at 15 Hill and Tree Court, Melville NY 11747 (the "Employee").

                           W I T N E S S E T H:
                           ....................

     WHEREAS, the Company is engaged in the business of designing, developing, manufacturing and marketing lasers and laser systems; and

     WHEREAS, the Employee is the Chairman of the Board of Directors of the Company; and

     WHEREAS, the Company and Employee desire to set forth in this Agreement the terms and conditions of Employee's employment;

     NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereto agree as follows:

     1.  EMPLOYMENT
         ..........

         The Company hereby employs and engages Employee to serve as the Chairman of the Board of Directors of the Company, and Employee hereby accepts employment with the Company, on the terms and conditions herein set forth.


     2.  COMMENCEMENT; TERM OF AGREEMENT
         ...............................

         2.01 The term of employment hereunder shall commence on October 10, 2000 (the "Commencement Date"), and shall continue through October 9, 2005 (the "Employment Period") unless terminated sooner pursuant to the express provisions hereof.

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

     3.  DUTIES
         ......

         3.01 During the Employment Period, Employee shall be employed in an executive capacity as the Chairman of the Board of Directors of the Company and shall focus his attention on mergers and acquisitions, growth strategies, relations with the financial community, and such other functions as the Board of Directors of the Company shall from time to time reasonably determine. Employee shall devote his full business time exclusively to performing the aforestated duties and advancing the best interests of the Company, and will faithfully adhere to and fulfill such business policies and procedures as may be established from time to time by the Board of Directors of the Company.

         3.02 Employee shall report and be responsible to the Board of Directors of the Company.

     4.  COMPENSATION
         ............

         4.01 During the Employment Period, Employee's base salary shall be at the rate of THREE HUNDRED THOUSAND DOLLARS ($300,000) per annum ("Base Salary"), payable in accordance with the Company's normal payroll procedures for executive employees and subject to annual review and adjustment by the Company.

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

         4.06 The Employee shall be entitled, during the Employment Period, to (a) a non-accountable automobile allowance of nine hundred dollars ($900.00) per month, and (b) a non-accountable incidental expense allowance of five hundred dollars ($500.00) per month.

         4.07 The Employee shall be entitled, during the Employment Period, to comprehensive liability insurance coverage, the premiums for which shall not exceed $5,000 per annum.

     5.  TERMINATION
         ...........

         5.01 The Employee's employment hereunder shall terminate automatically and without notice upon the death of the Employee.

         5.02 The Company may terminate the Employee's employment hereunder, upon written notice to the Employee, in the event of the Employee's Incapacity. For the purpose of this Agreement, Incapacity shall be deemed to refer to and include (i) the suffering of any mental or physical illness, disability or incapacity to the extent that the Employee shall be unable to perform his duties pursuant to this Agreement and such illness, disability or incapacity shall be deemed by a licensed physician chosen by the Company to be of a permanent nature, or (ii) the Employee shall not have performed his duties hereunder on a full-time basis for a continuous period of 60 days or for a period of 90 days in any six (6) consecutive month period.

         5.03 The Company may terminate the Employee's employment hereunder, upon written notice to the Employee, for Cause. For purposes of this Agreement, "Cause" shall mean the following:

               (a) the Employee's conviction in a court of law of any crime or offense involving money or other property or of a felony;

               (b) the Employee's failure or refusal to substantially perform his duties hereunder (other than any such failure or refusal resulting from his Incapacity or the failure to meet specific growth and profit targets), or the Employee's failure or refusal to carry out the reasonable business directives of the Board of Directors, or the willful taking of any action by the Employee which results in damage to the Company, or the material default or breach by Employee of any obligation, representation, warranty, covenant or agreement made by Employee herein; provided, however, that the Company shall have given Employee written notice of any such Cause for termination and Employee shall have failed to cure such Cause within fifteen (15) days after the date of such notice.
If the Cause for termination is cured within the fifteen (15) day period, it shall be deemed for all purposes that Cause for termination has not occurred (except that if the same or a similar event to the one resulting in notice pursuant to this subsection (b) recurs after a cure, the right to cure the second cause of termination, after notice with respect to the second event shall have been given, shall expire 24 hours after the time the notice is given); or

               (c) the Employee's breach of any of the provisions of Sections 6 or 7 hereof.

         5.04 If Employee's employment is terminated by reason of the death or Incapacity of the Employee or for Cause not directly related to his actions towards the Company during the Employment Period, the Employee shall be entitled to the Base Salary provided to be paid pursuant to
Section 4.01 hereof up to the date of termination and the bonus compensation which had been earned pursuant to Section 4.02 hereof at the date of termination. If the Employee's employment is terminated for Cause directly related to his actions concerning the Company, Employee shall be entitled to only the Base Salary provided to be paid pursuant to Section
4.01 hereof up to the date of termination. If the Company terminates Employee's employment without Cause, the Employee shall be entitled to the Base Salary pursuant to Section 4.01 hereof for a period of two years after the date of termination. If the Employee voluntarily leaves the employ of the Company at any time during the Employment Period for any reason, the Employee shall give the Company 45 days advance written notice thereof and shall be entitled to the Base Salary pursuant to Section 4.01 hereof for such 45 day period if Employee remains in the employ of the Company for such period of time.

     6.  NON-COMPETITION; NON-SOLICITATION
         .................................

         6.01 In view of the unique and valuable services it is expected Employee will render to the Company, Employee's knowledge of the business of the Company and proprietary information relating to the business of the Company and similar knowledge regarding the Company it is expected Employee will obtain during the course of his employment with the Company and in consideration of this Agreement and the compensation to be received by Employee hereunder, Employee agrees that for so long as he is employed by the Company and for a period of one year thereafter (the "Covenant Period"), he will not compete with the Company (or any of its subsidiaries now owned or hereafter acquired), or, directly or indirectly, own, manage, operate, control, loan money to, or participate in the ownership, management, operation or control of, or be connected with as a director, officer, employee, partner, consultant, agent, independent contractor or otherwise, or acquiesce in the use of his name in, any other business or organization which competes with the Company (or any of its subsidiaries now owned or hereafter acquired) in any geographical area in which the Company or its subsidiaries is then conducting business or any geographical area in which, to the knowledge of the Employee, the Company or its subsidiaries plans to conduct business within a six (6) month period; provided, however, that Employee shall be permitted to own less than a 5% interest as a shareholder in any company which is listed on any national securities exchange even though it may be in competition with the Company or its subsidiaries.

         6.02 Employee will not, during the Covenant Period, directly or indirectly, either individually or on behalf of any other person or entity, solicit or interfere with, or endeavor to entice away any employees (full-time or part-time) or customers of the Company (or any of its subsidiaries now owned or hereafter acquired).

         6.03 Since a breach of the provisions of this Section 6 could not adequately be compensated by money damages and will cause irreparable injury to the Company, the Company shall be entitled, in addition to any other right or remedy available to it, to an injunction or restraining order enjoining such breach or a threatened breach, and no bond or other security shall be required in connection therewith. Employee agrees that the provisions of this Section 6 are reasonable and necessary to protect the Company and its business. It is the desire and intent of the parties that the provisions of this Section 6 shall be enforced to the fullest extent permitted under the public policies and laws applied in each jurisdiction in which enforcement is sought. If any restriction contained in this Section 6 shall be deemed to be invalid, illegal or unenforceable by reason of the extent, duration or geographical scope thereof, or otherwise, then the court making such determination shall have the right to reduce such extent, duration, geographical scope or other provision hereof and in its reduced form such restriction shall then be enforceable in the manner contemplated hereby.

     7.  CONFIDENTIAL INFORMATION
         ........................

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

     8.  SURVIVAL
         ........

         The covenants and agreements contained in or made pursuant to this Agreement shall survive Employee's termination of employment, irrespective of any investigation made by or on behalf of any party.

     9.  ENTIRE AGREEMENT; MODIFICATION
         ..............................

         This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof, supersedes all existing agreements between them concerning such subject matter, and may be modified, supplemented or discharged only by a written instrument duly executed by each party.

    10.  NOTICES
         .......

         Any notices or other communication required or permitted to be given hereunder shall be in writing and shall be mailed by certified or registered mail, return receipt requested, or personally delivered against receipt to the party to whom it is to be given at the address of such party set forth in the preamble to this Agreement (or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 10). Any notice or other communication given by certified mail shall be deemed given at the time of certification thereof, except for a notice changing a party's address which shall be deemed given at the time of receipt thereof.

    11.  WAIVER
         ......

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

    12.  BINDING EFFECT
         ..............

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

    13.  HEADINGS
         ........

         The headings in this Agreement are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.

    14.  COUNTERPARTS; GOVERNING LAW
         ...........................

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


                                        /s/ Antoine Dominic
                                        ............................
                                        ANTOINE DOMINIC


                                        EXCEL TECHNOLOGY, INC.


                                   By:  /s/ J. Donald Hill
                                        ............................
                                        J. Donald Hill, Chairman


Exhibit 21
 ..........

                                    State of
   Name of Subsidiary            Incorporation
   ..................            .............
Cambridge Technology, Inc.        Massachusetts
Control Laser Corporation         Florida
Control Systemation, Inc.         Delaware
Quantronix Corporation            Delaware
Quantronix International Corp.    Barbados
Photo Research, Inc.               Delaware
Synrad, Inc.                       Washington
The Optical Corporation            California
Excel Technology Europe GmbH       Germany
   Baublys GmbH (1)                Germany
Excel Technology Asia Sdn. Bhd.    Malaysia

(1) A wholly-owned subsidiary of Excel Technology Europe GmbH



Exhibit 23.1
 ............

                     Consent of Independent Auditors


The Board of Directors
Excel Technology, Inc.:


We consent to incorporation by reference in the registration statements on Form S-8 (No. 33-71122) and Form S-3 (No. 33-34523) of Excel Technology, Inc. of our report dated January 21, 2000, relating to the consolidated balance sheet of Excel Technology, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows and the related schedule for the two years ended December 31, 1999, which report appears in the December 31, 2000 annual report on Form 10-K of Excel Technology, Inc.


                                       KPMG LLP


Melville, New York
March 13, 2001




Exhibit 23.2
 ............

                     Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-71122) pertaining to the Excel Technology, Inc. 1990 Stock Option Plan and the Registration Statement (Form S-3 No. 33-34523) of Excel Technology, Inc. and Subsidiaries of our report dated January 21, 2001, with respect to the consolidated financial statements and schedule of Excel Technology, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2000.

/s/ Ernst & Young LLP

Melville, New York
March 16, 2001