Form 10-Q
period 2001-03-31
EXCEL TECHNOLOGY INC
filed 2001-05-08
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                   ..................................

                                FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                   ..................................

                         EXCEL TECHNOLOGY, INC.
                   ..................................
        (Exact name of Registrant as specified in its Charter)


  For the quarter ended March 31, 2001    Commission File Number 0-19306

               Delaware                            11-2780242
 .......................................   ...............................
     (State or other jurisdiction of            (I.R.S. Employer
      Incorporation or Organization)           Identification No.)

           41 Research Way                       (631) 784-6100
        E. Setauket, NY  11733            ...............................
 ........................................  (Registrant's Telephone Number)
(Address of Principal Executive Offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]  No [ ]


The number of shares of the Registrant's common stock outstanding as of May 7, 2001 was 11,761,325.










                                CONTENTS

                     PART I.  FINANCIAL INFORMATION

                                                                    Page

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of March 31, 2001
           and December 31, 2000                                      3

         Consolidated Statements of Earnings for the Three Months
           Ended March 31, 2001 and 2000                              4

         Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2001 and 2000                              5

         Notes to Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                  8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   9

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                           11

Item 2.  Changes in Securities and Use of Proceeds                   11

Item 3.  Defaults upon Senior Securities                             11

Item 4.  Submission of Matters to a Vote of Security Holders         11

Item 5.  Other Information                                           11

Item 6.  Exhibits and Reports on Form 8-K                            11



PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         ..................................

                      CONSOLIDATED BALANCE SHEETS

                                         March 31, 2001     Dec. 31, 2000
                                         ..............     .............
                                           (Unaudited)          (Note A)
Assets
Current assets:
  Cash and cash equivalents              $   19,452,767     $  19,006,192
  Accounts receivable, less allowance
    for doubtful accounts of $604,000
    and $559,000.                            19,813,345        19,689,837
  Inventories                                21,345,315        19,855,508
  Deferred income taxes, net                  1,602,698         1,483,000
  Other current assets                        1,024,622         1,093,025
                                         ..............     .............
              Total current assets           63,238,747        61,127,562
                                         ..............     .............
Property, plant and equipment -
  at cost, net                               14,760,026        12,990,033
Other assets                                    213,475           241,319
Deferred income taxes, net                      933,200         1,048,000
Goodwill, net of accumulated amortization
  of $5,492,794 and $5,128,134.              23,214,095        23,578,755
                                         ..............     .............
              Total assets               $  102,359,543     $  98,985,669
                                         ..............     .............
                                         ..............     .............

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                          $       10,877     $      15,364
  Accounts payable                            4,561,517         4,251,577
  Accrued expenses and other current
    liabilities                               8,998,969         8,276,967
                                         ..............     .............
              Total current liabilities      13,571,363        12,543,908
                                         ..............     .............
Stockholders' equity:
  Preferred stock, par value $.001 per
    share: 2,000,000 shares authorized,
    none issued                                       0                 0
  Common stock, par value $.001 per share:
    20,000,000 shares authorized,
    11,759,925 and 11,759,325 shares
    issued in 2001 and 2000, respectively        11,760            11,759
  Additional paid-in capital                 44,830,997        44,826,800
  Retained earnings                          44,809,383        41,844,578
  Accumulated other comprehensive loss        (863,960)         (241,376)
                                         ..............     .............

              Total stockholders' equity     88,788,180        86,441,761
                                         ..............     .............

              Total liabilities and
                stockholders' equity     $  102,359,543     $  98,985,669
                                         ..............     .............
                                         ..............     .............

See accompanying financial notes.


                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)
                                                Three Months Ended
                                                     March 31,
                                         ................................

                                              2001               2000
                                         ..............     .............

Net sales and services                   $   24,794,814     $  26,500,655

Cost of sales and services                   12,880,099        13,072,675
                                         ..............     .............

Gross profit                                 11,914,715        13,427,980

Operating expenses:
  Selling and marketing                       2,984,902         3,269,266
  General and administrative                  1,874,962         1,967,642
  Research and development                    2,360,175         2,356,379
  Amortization of goodwill                      364,660           306,712
                                         ..............     .............

Earnings from operations                      4,330,016         5,527,981

Non-operating expenses (income):
  Interest expense                               12,192             1,252
  Interest income                             (265,695)         (183,641)
  Other (income) expense, net                  (13,078)            13,979
                                         ..............     .............

Earnings before provision for income taxes    4,596,567         5,696,391

Provision for income taxes                    1,631,792         1,936,773

Net earnings                             $    2,964,805     $   3,759,618
                                         ..............     .............
                                         ..............     .............

Earnings per share:

Basic earnings per common share                   $0.25             $0.33
                                                  .....             .....
                                                  .....             .....

Weighted average common
  shares outstanding                         11,759,718        11,332,667
                                         ..............     .............
                                         ..............     .............

Diluted earnings per common share                 $0.25             $0.32
                                                  .....             .....
                                                  .....             .....
Weighted average common shares and
  common share equivalents                   11,990,587        11,914,328
                                         ..............     .............
                                         ..............     .............

See accompanying financial notes.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                         ................................
                                              2001               2000
                                         ..............     .............
Operating activities:
  Net earnings                           $    2,964,805     $   3,759,618
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization             990,160           820,649
      Provision for bad debts                    42,502            10,674
      Deferred income taxes                     (4,898)                 0
      Changes in operating assets and
        liabilities, net of effects from
          acquisitions:
        Increase in accounts receivable       (166,010)       (3,508,044)
        Increase in inventories             (1,489,807)         (141,704)
        Decrease in other current assets         68,403            19,594
        Decrease in other assets                 27,844             5,034
        Increase in accounts payable            309,940           741,141
        Increase in accrued expenses and
        other current liabilities               722,002         2,079,022
                                         ..............     .............
              Net cash provided by
                operating activities          3,464,941         3,785,984
                                         ..............     .............
Investing activities:
  Purchases of property, plant
    and equipment                           (2,395,493)         (421,802)
                                         ..............     .............
              Net cash used in
                investing activities        (2,395,493)         (421,802)
                                         ..............     .............

Financing activities:
  Proceeds from exercise of common
    stock options and warrants                    4,198           366,713
  Payments of notes payable                     (4,487)           (7,696)
                                         ..............     .............


              Net cash (used in) provided
                by financing activities           (289)           359,017
                                         ..............     .............

Effect of exchange rate changes on assets
  and liabilities including cash and cash
  equivalents                                 (622,584)            77,216
                                         ..............     .............
Net increase in cash and cash equivalents       446,575         3,800,415

Cash and cash equivalents,
  beginning of period                        19,006,192        13,481,251
                                         ..............     .............

Cash and cash equivalents, end of period $   19,452,767    $   17,281,666
                                         ..............     .............
                                         ..............     .............

Supplemental disclosure of cash flow information:
 .................................................

Cash paid for:
  Interest                               $       12,192     $       1,252
  Income taxes                           $      376,662     $   1,114,821

See accompanying financial notes.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS:
     ..................................

     The consolidated balance sheet as of March 31, 2001, and the consolidated statements of earnings and cash flows for the three months ended March 31, 2001 and March 31, 2000 are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the year ended December 31, 2001.

B.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:

                                      March 31, 2001   December 31, 2000
                                      ..............   .................

     Raw Materials                    $   13,492,166   $      12,027,510
     Work in Process                       5,523,728           5,326,625
     Finished Goods                        2,013,807           2,157,951
     Consigned Inventory                     315,614             343,422
                                      ..............   .................
                                      $   21,345,315   $      19,855,508
                                      ..............   .................
                                      ..............   .................

C.   LONG-TERM DEBT
     ..............

     The Company has a $15 million revolving line of credit with The Bank of New York (the "Bank") which matures on July 22, 2003 and is available for acquisitions or working capital requirements. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends, and requires payment of interest on a quarterly basis. As of March 31, 2001, the Company had no borrowings outstanding and had all of its $15 million available on its revolving line of credit.


D.   ACQUISITIONS
     ............

     On July 1, 2000, Excel Europe, a subsidiary of the Company, acquired substantially all of the assets and certain liabilities of Baublys GmbH ("Baublys"), a company engaged in the manufacturing and sale of customized laser systems and engraving machines. The purchase price, including additional costs directly related to the acquisition amounted to $4.5 million and was internally funded using the Company's own cash. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Baublys have been included in the Company's consolidated results of operations since the date of acquisition. The goodwill, approximating $3.5 million, is being amortized on a straight-line basis over 15 years.


E.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $2,342,221 and $3,836,834 for the three months ended March 31, 2001 and 2000, respectively.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ...............................................................
           Results of Operations
           .....................

Results of Operations
 .....................

     Net sales and services for the quarter ended March 31, 2001 decreased $1.7 million or 6.4% to $24.8 million from $26.5 million for the comparable period in the prior year. The decrease is attributable to decreases in sales and services across all of the Company's product lines.

     Gross margins decreased to 48.1% for the period ended March 31, 2001 from 50.7% in the same period ended March 31, 2000 primarily due to the product mix and decreased sales volume.

     Selling and marketing expenses decreased to $3.0 million in the quarter ended March 31, 2001 from $3.3 million in the quarter ended March 31, 2000. The decrease of $284 thousand or 8.7% is primarily attributable to the decreased variable costs associated with the decreased sales volume. Selling and marketing expenses as a percentage of sales decreased to 12.0% for the quarter ended March 31, 2001 from 12.3% for the comparable period in the prior year. The decrease is essentially attributable to lower commission expenses.

     General and administrative expenses decreased $93 thousand or 4.7% from $2.0 million in the quarter ended March 31, 2000 to $1.9 million in the current period. The decrease is primarily attributable to lower bonus expenses due to decreased profitability.

     Research and development costs were $2.4 million for the quarters ended March 31, 2001 and 2000. The increase of $4 thousand or 0.2% is primarily attributable to increased research and development activities for all product groups.

     Interest expense was $12 thousand versus $1 thousand for the quarters ended March 31, 2001 and 2000, respectively. The increase is due to borrowings by the Company's European operations.

     The increase in interest income to $266 thousand in the quarter ended March 31, 2001 from $184 thousand in the same period of 2000, an increase of $82 thousand, is primarily due to increased average investable cash balances.

     Other income/expense resulted in income of $13 thousand for the quarter ended March 31, 2001 as compared to expense of $14 thousand for the quarter ended March 31, 2000. This is primarily due to lower foreign exchange losses realized by the Company's German subsidiary.

     The provision for income taxes decreased $305 thousand or 15.7% from $1.9 million in the quarter ended March 31, 2000 to $1.6 million for the current quarter ended March 31, 2001. The decrease is primarily attributable to lower taxable earnings in the current quarter ended as compared to the same period in the prior year.

Liquidity and Capital Resources
 ...............................

     Working capital at March 31, 2001 was $49.7 million compared to $48.6 million at December 31, 2000. The increase is primarily derived from the net cash provided by operating activities of approximately $3.5 million offset partially by capital expenditures of $2.4 million.

    The Company anticipates spending approximately $19.0 million for capital expenditures in 2001, which includes construction of buildings for Synrad and Control Laser and expansion of the Quantronix facilities. Approximately $2.4 milllion was spent during the quarter ended March 31, 2001. The Company had capital expenditures of approximately $3.9 million for the year ended December 31, 2000.

     The Company had no outstanding long-term debt and $15 million available on its revolving line of credit as of March 31, 2001, as described in note C to the consolidated financial statements.

     The Company estimates that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.

Inflation
 .........

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Forward-Looking Statements
 ..........................

     The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10K for the year ended December 31, 2000. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk
 ...........

     The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments and foreign exchange rates, which generate translation and transaction gains and losses.

Interest Rates
 ..............

     The Company's short-term investments, which approximated $19.5 million at March 31, 2001, are made up entirely of cash and cash equivalents. Assuming investment levels remained the same, a one-point change in interest rates would not have a material impact on the Company's interest income.

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



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         .................

         For information concerning Legal Proceedings, reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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




                               SIGNATURES
                               ..........


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


DATED:  May 8, 2001

EXCEL TECHNOLOGY, INC.

By:  /s/  J. Donald Hill
     .....................................
     J. Donald Hill, Chairman of the Board

By:  /s/ Antoine Dominic
     .....................................
     Antoine Dominic, President,
     Chief Executive Officer,
     Chief Operating Officer,
     and Principal Accounting Officer


                                                               EXHIBIT 11


                 COMPUTATION OF NET EARNINGS PER SHARE
                              (Unaudited)

                                    BASIC                 DILUTED
                             Three Months Ended      Three Months Ended
                                  March 31,              March 31,
                              2001        2000       2001        2000
                           ..........  ..........  ..........  ..........
Net earnings               $2,964,805  $3,759,618  $2,964,805  $3,759,618
                           ..........  ..........  ..........  ..........
                           ..........  ..........  ..........  ..........

Weighted average common
     shares outstanding    11,759,718  11,332,667  11,759,718  11,332,667

Weighted average common
  share equivalents:
    Options and warrants            0           0     230,869     581,661
                           ..........  ..........  ..........  ..........
Weighted average common
  shares and common shares
  equivalent outstanding   11,759,718  11,332,667  11,990,587  11,914,328
                           ..........  ..........  ..........  ..........
                           ..........  ..........  ..........  ..........

Net earnings per share         $ 0.25      $ 0.33       $0.25       $0.32
                               ......      ......       ......      .....
                               ......      ......       ......      .....