Form 10-Q
period 2001-06-30
EXCEL TECHNOLOGY INC
filed 2001-08-08
CIK 873603

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.
          (Exact name of Registrant as specified in its Charter)


For the quarter ended June 30, 2001     Commission File Number 0-19306

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

                             Yes [X]  No [ ]


The number of shares of the Registrant's common stock outstanding as of August 7, 2001 was 11,763,469.



                                CONTENTS

                    PART I.  FINANCIAL INFORMATION


                                                                    Page

Item 1.  Consolidated Financial Statements:
         ..................................

         Balance Sheets as of June 30, 2001 (unaudited) and
         December 31, 2000                                             3

         Statements of Earnings (unaudited) for the Three Months Ended
         June 30, 2001 and 2000                                        4

         Statements of Earnings (unaudited) for the Six Months Ended
         June 30, 2001 and 2000                                        5

         Statements of Cash Flows (unaudited) for the Six Months
         Ended June 30, 2001 and 2000                                  6

         Notes to Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
         Condition and Results of Operations                           8
         ...................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   10
         ..........................................................


                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            12
         .................

Item 2.  Changes in Securities and Use of Proceeds                    12
         .........................................

Item 3.  Defaults upon Senior Securities                              12
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders          12
         ...................................................

Item 5.  Other Information                                            12
         .................

Item 6.  Exhibits and Reports on Form 8-K                             12
         ................................

         (a) Exhibits - (11) Computation of net earnings per share    14

         (b) Reports on Form 8-K



PART I.  FINANCIAL INFORMATION


Item 1.    Consolidated Financial Statements:
           ..................................


                      CONSOLIDATED BALANCE SHEETS

                                             June 30, 2001  Dec. 31, 2000
                                             .............  .............
                                              (Unaudited)

Assets
 .......

Current assets:
  Cash and cash equivalents                  $  18,411,749  $  19,006,192
  Accounts receivable, less allowance for
    doubtful accounts of $638,000 and
    $559,000 in 2001 and 2000, respectively     17,507,665     19,689,837
  Inventories                                   21,804,500     19,855,508
  Deferred income taxes, net                     1,602,698      1,483,000
  Other current assets                             981,375      1,093,025
                                             .............  .............
          Total current assets                  60,307,987     61,127,562
                                             .............  .............

Property, plant and equipment - at cost, net    17,210,529     12,990,033
Other assets                                       183,130        241,319
Deferred income taxes, net                         933,200      1,048,000
Goodwill, net of accumulated amortization
  of $5,855,258 and $5,128,134 in 2001 and
  2000, respectively                            22,851,631     23,578,755
                                             .............  .............

         Total assets                        $ 101,486,477  $  98,985,669
                                             .............  .............
                                             .............  .............

Liabilities and Stockholders' Equity
 ....................................
Current liabilities:
 ....................

  Notes payable                              $       6,268  $      15,364
  Accounts payable                               3,544,175      4,251,577
  Accrued expenses and other current
    liabilities                                  7,094,829      8,276,967
                                             .............  .............
         Total current liabilities              10,645,272     12,543,908
                                             .............  .............

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000,000 shares authorized, none issued             0              0

  Common stock, par value $.001 per share:
    20,000,000 shares authorized, 11,761,405
    and 11,759,325 shares issued in 2001 and
    2000, respectively                              11,761         11,759
  Additional paid-in capital                    44,841,357     44,826,800
  Retained earnings                             47,183,547     41,844,578
  Accumulated other comprehensive loss         (1,195,460)      (241,376)
                                             .............  .............

         Total stockholders' equity             90,841,205     86,441,761
                                             .............  .............

         Total liabilities and
           stockholders' equity              $ 101,486,477  $  98,985,669
                                             .............  .............
                                             .............  .............

See accompanying notes.

                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                                                   Three Months Ended
                                                        June 30,
                                             ............................
                                                  2001           2000
                                             .............  .............

Net sales and services                       $  23,949,529  $  26,358,440

Cost of sales and services                      12,656,314     12,621,536
                                             .............  .............

Gross profit                                    11,293,215     13,736,904

Operating expenses:
  Selling and marketing                          3,353,487      3,049,164
  General and administrative                     1,833,294      2,030,598
  Research and development                       2,227,789      2,340,692
  Amortization of goodwill                         362,464        306,712
                                             .............  .............

Earnings from operations                         3,516,181      6,009,738

Non-operating expenses (income):
  Interest expense                                     328          1,694
  Interest income                                (184,115)      (262,193)
  Other, net                                        30,472         20,386
                                             .............  .............

Earnings before provision for income taxes       3,669,496      6,249,851

Provision for income taxes                       1,295,332      2,124,949
                                             .............  .............

Net earnings                                  $  2,374,164   $  4,124,902
                                             .............  .............
                                             .............  .............

Earnings per share:
Basic earnings per common share                      $0.20          $0.36
                                                     .....          .....
                                                     .....          .....

Weighted average common shares outstanding      11,761,173     11,552,298
                                             .............  .............
                                             .............  .............

Diluted earnings per common share                    $0.20          $0.34
                                                     .....          .....
                                                     .....          .....

Weighted average common shares and
  common share equivalents                      11,992,596     12,101,721
                                             .............  .............
                                             .............  .............

See accompanying notes.

                   CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                             ............................
                                                  2001           2000
                                             .............  .............

Net sales and services                       $  48,744,343  $  52,859,095

Cost of sales and services                      25,536,413     25,694,211
                                             .............  .............

Gross profit                                    23,207,930     27,164,884

Operating expenses:
  Selling and marketing                          6,338,391      6,318,430
  General and administrative                     3,708,256      3,998,240
  Research and development                       4,587,963      4,697,071
  Amortization of goodwill                         727,124        613,424
                                             .............  .............

Earnings from operations                         7,846,196     11,537,719

Non-operating expenses (income):
  Interest expense                                  12,521          2,946
  Interest income                                (449,812)      (445,834)
  Other, net                                        17,394         34,365
                                             .............  .............

Earnings before provision for income taxes       8,266,093     11,946,242

Provision for income taxes                       2,927,124      4,061,722
                                             .............  .............

Net earnings                                  $  5,338,969  $   7,884,520
                                             .............  .............
                                             .............  .............

Earnings per share:
Basic earnings per common share                      $0.45          $0.69
                                                     .....          .....
                                                     .....          .....

Weighted average common shares outstanding      11,760,450     11,442,482
                                             .............  .............
                                             .............  .............

Diluted earnings per common share                    $0.45          $0.66
                                                     .....          .....
                                                     .....          .....

Weighted average common shares and
  common share equivalents                      11,990,897     12,023,021
                                             .............  .............
                                             .............  .............

See accompanying notes.


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                             ............................
                                                  2001           2000
                                             .............  .............

Operating activities:

Net earnings                                 $   5,338,969  $   7,884,520

  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Depreciation and amortization              1,983,174      1,615,022
      Provision for bad debts                       34,756         89,749
      Changes in operating assets
        and liabilities:
          Decrease (increase) in accounts
            receivable                           2,147,416    (3,436,282)
          Increase in inventories              (1,948,992)    (2,107,268)
          Decrease (increase) in other
            current assets                         111,650      (136,467)
          Decrease in other assets                  53,291         28,743
          (Decrease) increase in accounts
            payable                               (707,402)       836,800
          Decrease in accrued expenses and
            other current liabilities           (1,182,138)      (36,561)
                                             .............  .............
            Net cash provided by
              operating activities               5,830,724      4,738,256
                                             .............  .............
Investing activities:
  Purchases of property, plant and equipment   (5,476,546)      (900,082)
                                             .............  .............
            Net cash used in investing
              activities                       (5,476,546)      (900,082)
                                             .............  .............
Financing activities:
  Proceeds from exercise of common stock
  options and warrants                              14,559      1,345,490

Payments of notes payable                           (9,096)      (11,788)
                                             .............  .............

  Net cash provided by financing activities          5,463      1,333,702
                                             .............  .............

Effect of exchange rate changes on assets
  and liabilities including cash and
  cash equivalents                               (954,084)        102,823
                                             .............  .............
Net (decrease) increase in cash and
  cash equivalents                               (594,443)      5,274,699

Cash and cash equivalents,
  beginning of period                           19,006,192     13,481,251
                                             .............  .............

Cash and cash equivalents, end of period     $  18,411,749  $  18,755,950
                                             .............  .............
                                             .............  .............
Supplemental disclosure of cash
 ...............................
  flow information:
  ................
Cash paid for:
  Interest                                   $      17,394  $       2,946
  Income taxes                               $   3,382,396  $   5,026,193

See accompanying notes.


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS:
     ..................................

     The consolidated balance sheet as of June 30, 2001 and the consolidated statements of earnings for the three months and six months ended June 30, 2001 and June 30, 2000 and the consolidated statement of cash flows for the six months ended June 30, 2001 and June 30, 2000 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

B.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis.

Inventories consist of the following:

                                         June 30, 2001  December 31, 2000
                                         .............  .................

              Raw Materials              $  14,673,294      $  12,027,510
              Work in Process                6,109,983          5,326,625
              Finished Goods                   357,501          2,157,951
              Consigned Inventory              663,722            343,422
                                         .............       ............
                                         $  21,804,500       $ 19,855,508
                                         .............       ............
                                         .............       ............
C.   LINE-OF-CREDIT
     ..............

     The Company has a $15 million revolving line of credit with The Bank of New York (the "Bank") which matures on July 22, 2003 and is available for acquisitions or working capital requirements. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends, and requires payment of interest on a quarterly basis. As of June 30, 2001, the Company had no borrowings and had all of its $15 million available on its line of credit.

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


E.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in aggregate to $2,042,664 and $4,150,509 for the three months and $4,384,885 and $7,987,343 for the six months ended June 30, 2001 and 2000, respectively.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ...............................................................
         Results of Operations
         .....................

Results of Operations
 .....................

     Net sales and services for the quarter ended June 30, 2001 decreased $2.4 million or 9.1% to $23.9 million from $26.4 million for the comparable period in the prior year. For the six months ended June 30, 2001, net sales and services were $48.7 million, a decrease of $4.1 million or 7.8% from $52.9 million in the six months ended June 30, 2000. The decrease is attributable to decreases in sales across all of the Company's product lines.

     Gross margins as a percentage of sales decreased to 47.2% for the quarter ended June 30, 2001 as compared to 52.1% in the same period in the prior year. For the six months ended June 30, 2001, gross margins as a percentage of sales decreased to 47.6% from 51.4% in the same six months ended June 30, 2000. The increases in cost as a percentage of sales are primarily due to the decreased sales volume and the product mix.

     Selling and marketing expenses increased to $3.4 million in the quarter ended June 30, 2001 from $3.0 million in the quarter ended June 30, 2000. Selling and marketing expenses as a percentage of sales increased to 14.0% for the quarter ended June 30, 2001 from 11.6% for the comparable period in the prior year. The increase of $304 thousand or 10.0% in selling and marketing expenses for the current quarter is primarily attributable to expenses associated with a major trade show during the quarter, and an increase in fixed costs associated with our direct sales approach versus independent commissioned sales representatives, at our subsidiary in Orlando. For the six months ended June 30, 2001, selling and marketing expenses were unchanged from $6.3 million as compared with the same period in 2000. Selling and marketing expenses as a percentage of sales increased to 13.0% for the six months ended June 30, 2001 from 12.0% for the comparable period in the prior year. The increase in selling expenses, as a percentage of sales is essentially attributable to the absorption of higher fixed costs over a lower sales volume.

     General and administrative expenses decreased $197 thousand or 9.7% from $2.0 million in the quarter ended June 30, 2000 to $1.8 million in the current period. For the six months ended June 30, 2001, general and administrative expenses decreased $290 thousand to $3.7 million from $4.0 million in 2000. The decreases are primarily attributable to reduced bonus expense during the 2001 periods.

     Research and development costs for the quarter ended June 30, 2001 decreased $113 thousand or 4.8% to $2.2 million from $2.3 million in the quarter ended June 30, 2000. For the six months ended June 30, 2001, research and development costs decreased $109 thousand or 2.3% to $4.6 million from $4.7 million in 2000. The decreases are primarily attributable to reduced research and development material costs during the quarter.

     Interest income decreased to $184 thousand for the quarter ended June 30, 2001 from $262 thousand in the same period of 2000, a decrease of $78 thousand. For the six months ended June 30, 2001 and June 30, 2000, interest income was $450 thousand and $446 thousand, respectively. The decrease is primarily due to the reduced effective interest rates during the quarter.

     Other income/expense resulted in a net expense of $30 thousand for the quarter ended June 30, 2001 as compared to a net expense of $20 thousand for the quarter ended June 30, 2000. Other income/expense resulted in a net expense of $17 thousand for the six months ended June 30, 2001 as compared to $34 thousand for the six months ended June 30, 2000. The changes are primarily due to foreign exchange gains and losses realized by the Company's European subsidiary.

     The provision for income taxes decreased $830 thousand or 39.0% from $2.1 million in the quarter ended June 30, 2000 to $1.3 million for the current quarter ended June 30, 2001. For the six months ended June 30, 2001, the provision for income taxes decreased $1.1 million or 27.9% from $4.1 million in the six months ended June 30, 2000 to $2.9 million in the comparable period in 2001. The decreases are primarily attributable to lower taxable earnings in both 2001 periods as compared to the same periods in the prior year.


Liquidity and Capital Resources
 ...............................

     Working capital at June 30, 2001 was $49.7 million compared to $48.6 million at December 31, 2000. The increase is primarily derived from the net cash provided by operating activities of $5.8 million offset partially by capital expenditures of $5.5 million.

     The Company anticipates spending approximately $19.0 million for capital expenditures in 2001, which includes the construction of buildings for Synrad and Control Laser, and the expansion of Quantronix's facilities. Approximately $5.5 million was spent during the six months ended June 30, 2001. The Company had capital expenditures of approximately $3.9 million for the year ended December 31, 2000.

     The Company had no outstanding long-term debt and $15 million available on its line of credit as of June 30, 2001, as described in Note C to the consolidated financial statements.

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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           ..........................................................

Market Risk
 ...........

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on short-term investments, and foreign exchange rates which generate translation and transaction gains and losses.

Interest Rates
 ..............

     The Company's short-term investments, which approximated $18.4 million at June 30, 2001, are made up entirely of cash and cash equivalents. Assuming investment levels remained the same, a one-point change in interest rates would not have a material impact on the Company's interest income.

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

         None.

Item 3.  Defaults upon Senior Securities
         ...............................

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders
         ...................................................

         The Company's Annual Meeting of Stockholders was held on
         May 23, 2001.  At the Meeting:

         (i) The following persons were elected as directors of the Company, to serve until the next Annual Meeting and until their successors are duly elected and qualified, each receiving the number of votes set forth opposite their names:

                                  FOR            WITHHELD        AGAINST
                              ..........        ..........     ..........
         J. Donald Hill       10,134,719             0            208,046
         Antoine Dominic      10,137,709             0            205,056
         Steven Georgiev      10,256,101             0             86,664
         Howard S. Breslow    10,258,101             0             84,664
         Joseph J. Ortego     10,258,380             0             84,385

         (ii) The Executive Officer Bonus Plan was approved, with 9,403,722 shares voting for the Plan, 501,841 shares voting against and 437,202 abstaining from voting.

         (iii) The appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2001 was ratified, with 10,281,853 shares voting in favor of the appointment, 13,642 shares voting against, and 47,720 shares abstaining from voting.

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


DATED:  August 8, 2001

  EXCEL TECHNOLOGY, INC.


    By:  /s/ J. Donald Hill
         ................................
         J. Donald Hill, Chairman of the Board


    By:  /s/ Antoine Dominic
         ..........................
         Antoine Dominic, President
         Chief Executive Officer
         Chief Operating Officer
         and Principal Accounting Officer


EXHIBIT 11

COMPUTATION OF NET EARNINGS PER SHARE (Unaudited)

                                 BASIC                    DILUTED
                           Three Months Ended        Three Months Ended
                                June 30,                  June 30,
                       ........................  ........................
                           2001         2000         2001         2000
                       ...........  ...........  ...........  ...........

Net earnings           $ 2,374,164  $ 4,124,902  $ 2,374,164  $ 4,124,902
                       ...........  ...........  ...........  ...........
                       ...........  ...........  ...........  ...........

Weighted average common
  shares outstanding    11,761,173   11,552,298   11,761,173   11,552,298


Weighted average common
  share equivalents:
    Options and warrants         0            0      231,423      549,423
                       ...........  ...........  ...........  ...........

Weighted average common
  shares and common
  shares equivalent
  outstanding           11,761,173   11,552,298   11,992,596   12,101,721
                       ...........  ...........  ...........  ...........
                       ...........  ...........  ...........  ...........

Net earnings per share      $ 0.20       $ 0.36       $ 0.20       $ 0.34
                            ......       ......       ......       ......
                            ......       ......       ......       ......

                           Six Months Ended          Six Months Ended
                               June 30,                  June 30,
                       ........................  ........................
                           2001          2000        2001         2000
                       ...........  ...........  ...........  ...........
Net earnings           $ 5,338,969  $ 7,884,520  $ 5,338,969  $ 7,884,520
                       ...........  ...........  ...........  ...........
                       ...........  ...........  ...........  ...........

Weighted average common
  shares outstanding    11,760,450   11,442,482   11,760,450   11,442,482

Weighted average common
  share equivalents:
    Options and warrants         0            0      230,447      580,539
                       ...........  ...........  ...........  ...........

Weighted average common
  shares and common
  shares equivalent
  outstanding           11,760,450   11,442,482   11,990,897   12,023,021
                       ...........  ...........  ...........  ...........
                       ...........  ...........  ...........  ...........

Net earnings per share      $ 0.45       $ 0.69       $ 0.45       $ 0.66
                            ......       ......       ......       ......
                            ......       ......       ......       ......