Form 10-Q
period 2001-09-30
EXCEL TECHNOLOGY INC
filed 2001-11-06
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                   ..................................


                              FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.
        (Exact name of Registrant as specified in its Charter)
                   ..................................

For the quarter ended September 30, 2001  Commission File Number 0-19306

             Delaware                                11-2780242
(State or other jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)

         41 Research Way                            (631) 784-6175
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

                            Yes [X]  No [ ]


The number of shares of the Registrant's common stock outstanding as of November 6, 2001 was: 11,763,569.

                                CONTENTS

                     PART I.  FINANCIAL INFORMATION

                                                                    Page
                                                                    ....
Item 1.   Consolidated Financial Statements:
          ..................................

          Balance Sheets as of September 30, 2001 (unaudited) and
          December 31, 2000                                           3

          Statements of Earnings (unaudited) for the Three Months
          Ended September 30, 2001 and 2000                           4


          Statements of Earnings (unaudited) for the Nine Months
          Ended September 30, 2001 and 2000                           5

          Statements of Cash Flows (unaudited) for the Nine Months
          Ended September 30, 2001 and 2000                           6

          Notes to Financial Statements                               7

Item 2.   Management's Discussion and Analysis of Financial
          .................................................
             Condition and Results of Operations                      8
             ...................................

Item 3.   Quantitative and Qualitative Disclosures
          ........................................
             about Market Risk                                       10
             .................

                       PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                          12
          .................

Item 2.   Changes in Securities and Use of Proceeds                  12
          .........................................

Item 3.   Defaults upon Senior Securities                            12
          ...............................

Item 4.   Submission of Matters to a Vote of Security-Holders        12
          ...................................................

Item 5.   Other Information                                          12
          .................

Item 6.   Exhibits and Reports on Form 8-K                           12
          ................................

          (a) Exhibits - (11) Computation of net earnings per share  14

          (b) Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         .................................

                      CONSOLIDATED BALANCE SHEETS


                                          Sept. 30, 2001   Dec. 31, 2000
                                          ..............   .............
                                            (Unaudited)


Assets
 ......

Current assets:
  Cash and cash equivalents                $  16,131,973   $ 19,006,192
  Accounts receivable, less allowance for
    doubtful accounts of $691,000 and
    $559,000 in 2001 and 2000, respectively   19,795,008     19,689,837
  Inventories                                 22,038,318     19,855,508
  Deferred income taxes, net                   1,602,700      1,483,000
  Other current assets                         1,127,827      1,093,025
                                           .............   ............

         Total current assets                 60,695,826     61,127,562
                                           .............   ............

Property, plant and equipment -
  at cost, net                                19,658,104     12,990,033
Other assets                                      89,957        241,319
Deferred income taxes, net                       933,200      1,048,000
Goodwill, net of accumulated amortization
  of $6,222,113 and $5,128,134 in 2001 and
  2000, respectively                          22,484,776     23,578,755
                                           .............   ............

         Total assets                      $ 103,861,863   $ 98,985,669
                                           .............   ............
                                           .............   ............
Liabilities and Stockholders' Equity
 ....................................
Current liabilities:
  Notes payable                            $       3,127   $     15,364
  Accounts payable                             3,406,030      4,251,577
  Accrued expenses and other
    current liabilities                        7,637,932      8,276,967
                                           .............   ............
         Total current liabilities            11,047,089     12,543,908
                                           .............   ............

Stockholders' equity:
  Preferred stock, par value $.001 per
    share: 2,000,000 shares authorized,
    none issued                                        0              0

  Common stock, par value $.001 per share:
    20,000,000 shares authorized,
    11,763,469 and 11,759,325 shares issued
    in 2001 and 2000, respectively                11,763         11,759

  Additional paid-in capital                  44,855,802     44,826,800
  Retained earnings                           48,567,048     41,844,578
  Accumulated other comprehensive loss         (619,839)      (241,376)
                                           .............   ............
         Total stockholders' equity           92,814,774     86,441,761
                                           .............   ............


         Total liabilities and
           stockholders' equity            $ 103,861,863   $ 98,985,669
                                           .............   ............
                                           .............   ............

See accompanying notes.

                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                                                 Three Months Ended
                                                    September 30,
                                           ............................
                                                2001           2000
                                           .............   ............

Net sales and services                     $  21,563,646   $ 29,343,749

Cost of sales and services                    12,488,506     14,613,647
                                           .............   ............

Gross profit                                   9,075,140     14,730,102

Operating expenses:
  Selling and marketing                        2,835,621      3,436,050
  General and administrative                   1,563,194      2,039,587
  Research and development                     2,328,613      2,542,734
  Amortization of goodwill                       362,434        362,273
                                           .............   ............

Earnings from operations                       1,985,278      6,349,458

Non-operating expenses (income):
  Interest expense                                 1,898          6,848
  Interest income                              (139,280)      (272,580)
  Other, net                                      21,672         99,311
                                           .............   ............

Earnings before provision for income taxes     2,100,988      6,515,879

Provision for income taxes                       717,487      2,301,734
                                           .............   ............

Net earnings                               $   1,383,501   $  4,214,145
                                           .............   ............
                                           .............   ............

Earnings per share:
Basic earnings per common share                    $0.12          $0.36
                                                   .....          .....
                                                   .....          .....

Weighted average common shares outstanding    11,763,149     11,744,224
                                           .............   ............
                                           .............   ............
Diluted earnings per common share                  $0.12          $0.35
                                                   .....          .....
                                                   .....          .....

Weighted average common shares and
  common share equivalents                    11,977,783     12,179,542
                                           .............   ............
                                           .............   ............

See accompanying notes.


                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                                                 Nine Months Ended
                                                    September 30,
                                           ............................
                                                2001           2000
                                           .............   ............

Net sales and services                     $  70,307,989   $ 82,202,844

Cost of sales and services                    38,024,919     40,307,858
                                           .............   ............

Gross profit                                  32,283,070     41,894,986

Operating expenses:
  Selling and marketing                        9,174,012      9,754,480
  General and administrative                   5,271,450      6,037,827
  Research and development                     6,916,576      7,239,805
  Amortization of goodwill                     1,089,558        975,697
                                           .............   ............

Earnings from operations                       9,831,474     17,887,177

Non-operating expenses (income):
  Interest expense                                14,419          9,794
  Interest income                              (589,092)      (718,414)
  Other, net                                      39,066        133,676
                                           .............   ............

Earnings before provision for income taxes    10,367,081     18,462,121

Provision for income taxes                     3,644,611      6,363,456
                                           .............   ............

Net earnings                               $   6,722,470   $ 12,098,665
                                           .............   ............
                                           .............   ............

Earnings per share:
Basic earnings per common share                    $0.57          $1.05
                                                   .....          .....
                                                   .....          .....


Weighted average common shares outstanding    11,761,359     11,543,797
                                           .............   ............
                                           .............   ............

Diluted earnings per common share                  $0.56          $1.00
                                                   .....          .....
                                                   .....          .....

Weighted average common shares and
  common share equivalents                    11,986,769     12,072,707
                                           .............   ............
                                           .............   ............

See accompanying notes.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 Nine Months Ended
                                                    September 30,
                                           ............................
                                                2001           2000
                                           .............   ............

Operating activities:
Net earnings                               $   6,722,470   $ 12,098,665
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization            2,913,702      2,548,241
      Provision for bad debts                     70,704        112,702
      Changes in operating assets and
        liabilities, net of effects of
        acquisition in 2000:
          Increase in accounts receivable      (175,875)    (4,335,250)
          Increase in inventories            (2,182,810)    (2,387,406)
          Increase in other current assets     (154,502)      (290,199)
          Decrease in other assets               266,162         60,670
          (Decrease) increase in accounts
            payable                            (845,547)        796,341
          Decrease in accrued expenses and
            other current liabilities          (639,035)        (1,753)
                                           .............   ............
            Net cash provided by
              operating activities             5,975,269      8,602,011
                                           .............   ............

Investing activities:
  Purchases of property, plant
    and equipment                            (8,487,794)    (3,207,597)
  Cash paid for acquisition, net of cash
    acquired                                           0    (4,267,916)
                                           .............   ............
            Net cash used in
              investing activities           (8,487,794)    (7,475,513)
                                           .............   ............
Financing activities:
  Proceeds from exercise of common stock
    options and warrants                          29,006      1,387,159
  Payments of notes payable                     (12,237)       (16,203)
                                           .............   ............
             Net cash provided by
               financing activities               16,769      1,370,956
                                           .............   ............

Effect of exchange rate changes on cash
  and cash equivalents                         (378,463)      (312,917)
                                           .............   ............
Net (decrease) increase in cash and
  cash equivalents                           (2,874,219)      2,184,537
Cash and cash equivalents,
   beginning of period                        19,006,192     13,481,251
                                           .............   ............
Cash and cash equivalents, end of period   $  16,131,973   $ 15,665,788
                                           .............   ............
                                           .............   ............

Supplemental disclosure of cash flow information:

Cash paid for:
  Interest                                 $      14,419   $      9,795
  Income taxes                             $   3,583,545   $  6,832,714

See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS:
     .................................

     The consolidated balance sheet as of September 30, 2001, the consolidated statements of earnings for the three months and nine months ended September 30, 2001 and September 30, 2000 and the consolidated statement of cash flows for the nine months ended September 30, 2001 and September 30, 2000 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2001 and for all periods presented.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

B.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:

                                    September 30, 2001  December 31, 2000
                                    ..................  .................

Raw Materials                       $       12,855,164  $      12,027,510
Work in Process                              6,489,378          5,326,625
Finished Goods                               1,835,128          2,157,951
Consigned Inventory                            858,648            343,422
                                    ..................  .................
                                    $       22,038,318  $      19,855,508
                                    ..................  .................
                                    ..................  .................

C.   LINE-OF-CREDIT
     ..............

     The Company has a $15 million revolving line of credit with The Bank of New York (the "Bank") which matures on July 22, 2003 and is available for acquisitions or working capital requirements. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends, and requires payment of interest on a quarterly basis. As of September 30, 2001, the Company had no borrowings and had all of its $15 million available on its line of credit.

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


E.   COMPREHENSIVE INCOME
     ....................
     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $1,959,122 and $3,798,405 for the three months and $6,344,007 and $11,785,748 for the nine months ended September 30, 2001 and 2000, respectively.

F.   RECENT ACCOUNTING PRONOUNCEMENTS
     ................................

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets.
Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives, subject to an annual review for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The provisions of the statement will be adopted by the Company on January 1, 2002. The Company is currently in the process of assessing the impact of adopting Statement No. 142, based upon its current level of goodwill and qualifying intangible assets.



Item 2.  Management's Discussion and Analysis of Financial Condition and
         ...............................................................
         Results of Operations
         .....................

Results of Operations
 .....................
     Net sales and services for the quarter ended September 30, 2001 decreased $7.8 million or 26.5% to $21.6 million from $29.3 million for the comparable period in the prior year. For the nine months ended September 30, 2001, net sales and services were $70.3 million, a decrease of $11.9 million or 14.5% from $82.2 million in the nine months ended September 30, 2000. The decrease is attributable to decreases in sales of marking systems, scanners, DRS systems and CO2 lasers.

     Gross margins decreased to 42.1% for the quarter ended September 30, 2001 as compared to 50.2% in the same period in the prior year. For the nine months ended September 30, 2001, gross margins decreased to 45.9% from 51.0% in the same nine months ended September 30, 2000. The decreases in gross margins are primarily due to the decreased sales volume.

     Selling and marketing expenses decreased to $2.8 million in the quarter ended September 30, 2001 from $3.4 million in the quarter ended September 30, 2000. Selling and marketing expenses as a percentage of sales increased to 13.2% for the quarter ended September 30, 2001 from 11.7% for the comparable period in the prior year. The decrease of $600 thousand or 17.5% in selling and marketing expenses for the current quarter is primarily attributable to the lower variable costs associated with the lower sales volume. For the nine months ended September 30, 2001, selling and marketing expenses decreased to $9.2 million as compared with $9.8 million in the same period in 2000. Selling and marketing expenses as a percentage of sales increased to 13.0% for the nine months ended September 30, 2001 from 11.9% for the comparable period in the prior year. The increase in selling expenses, as a percentage of sales is essentially attributable to the absorption of higher fixed costs over a lower sales volume.

     General and administrative expenses decreased $476 thousand or 23.4% from $2.0 million in the quarter ended September 30, 2000 to $1.6 million in the current period. For the nine months ended September 30, 2001, general and administrative expenses decreased $766 thousand to $5.3 million from $6.0 million in 2000. The decreases are primarily attributable to reduced bonus expense during the 2001 periods.

     Research and development costs for the quarter ended September 30, 2001 decreased $214 thousand or 8.4% to $2.3 million from $2.5 million in the quarter ended September 30, 2000. For the nine months ended
September 30, 2001, research and development costs decreased $323 thousand or 4.5% to $6.9 million from $7.2 million in 2000. The decreases are primarily attributable to reduced research and development material costs during the quarter.

     Interest income decreased to $139 thousand for the quarter ended September 30, 2001 from $273 thousand in the same period of 2000, a decrease of $133 thousand. For the nine months ended September 30, 2001 and September 30, 2000, interest income was $589 thousand and $718 thousand, respectively. The decreases are primarily due to the reduced effective interest rates during the quarter and decreased average investable cash balances.

     Other income/expense resulted in a net expense of $22 thousand for the quarter ended September 30, 2001 as compared to a net expense of $99 thousand for the quarter ended September 30, 2000. Other income/expense resulted in a net expense of $39 thousand for the nine months ended September 30, 2001 as compared to $134 thousand for the nine months ended September 30, 2000. The changes are primarily due to foreign exchange gains and losses realized by the Company's European subsidiary.

     The provision for income taxes decreased $1.6 million or 68.8% from $2.3 million in the quarter ended September 30, 2000 to $717 thousand for the current quarter ended September 30, 2001. For the nine months ended September 30, 2001, the provision for income taxes decreased $2.7 million or 42.7% from $6.4 million in the nine months ended September 30, 2000 to $3.6 million in the comparable period in 2001. The decreases are primarily attributable to lower taxable earnings in both 2001 periods as compared to the same periods in the prior year.

Liquidity and Capital Resources
 ...............................

     Working capital at September 30, 2001 was $49.6 million compared to $48.6 million at December 31, 2000. Cash and cash equivalents were $16.1 million at September 30, 2001 and $19.0 million at December 31, 2000.

     The Company anticipates spending approximately $18.0 million for capital expenditures in 2001, which includes the construction of buildings for Synrad and Control Laser, and the expansion of Quantronix's facilities. Approximately $8.5 million was spent during the nine months ended September 30, 2001. The Company had capital expenditures of approximately $3.9 million for the year ended December 31, 2000.

     The Company had no outstanding long-term debt and $15 million available on its line of credit as of September 30, 2001, as described in Note C to the consolidated financial statements.

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

Interest Rates
 ..............

     The Company's short-term investments, which approximated $16.1 million at September 30, 2001, are made up entirely of cash and cash equivalents. Assuming investment levels remained the same, a one-point change in interest rates would not have a material impact on the Company's interest income.

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

          None.

Item 5.   Other Information
          .................

           None.

Item 6.   Exhibits and Reports on Form 8-K
          ................................

            a) Exhibits - (11) Computation of net earnings per share

            b) Reports on Form 8-K - None

                               SIGNATURES
                               ..........


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:  November 6, 2001

        EXCEL TECHNOLOGY, INC.




        By:  /s/ J. Donald Hill
             .....................................
             J. Donald Hill, Chairman of the Board


        By:  /s/ Antoine Dominic
             .....................................
             Antoine Dominic, President,
             Chief Executive Officer,
             Chief Operating Officer
             and Principal Accounting Officer



EXHIBIT 11

COMPUTATION OF NET EARNINGS PER SHARE (Unaudited)

                                 BASIC                    DILUTED
                           Three Months Ended        Three Months Ended
                             September 30,              September 30,
                       ........................  ........................
                           2001         2000         2001         2000
                       ...........  ...........  ...........  ...........

Net earnings           $ 1,383,501  $ 4,214,145  $ 1,383,501  $ 4,214,145
                       ...........  ...........  ...........  ...........
                       ...........  ...........  ...........  ...........

Weighted average common
  shares outstanding    11,763,149   11,744,224,  11,763,149   11,744,224


Weighted average common
  share equivalents:
    Options and warrants         0            0      214,634      435,318
                       ...........  ...........  ...........  ...........

Weighted average common
  shares and common
  shares equivalent
  outstanding           11,763,149   11,744,224   11,977,783,  12,179,542
                       ...........  ...........  ...........  ...........
                       ...........  ...........  ...........  ...........

Net earnings per share      $ 0.12       $ 0.36       $ 0.12       $ 0.35
                            ......       ......       ......       ......
                            ......       ......       ......       ......


                           Nine Months Ended          Nine Months Ended
                             September 30,              September 30,
                       ........................  ........................
                           2001          2000        2001         2000
                       ...........  ...........  ...........  ...........

Net earnings           $ 6,722,470  $12,098,665  $ 6,722,470  $12,098,665
                       ...........  ...........  ...........  ...........
                       ...........  ...........  ...........  ...........

Weighted average common
  shares outstanding    11,761,359   11,543,797   11,761,359   11,543,797

Weighted average common
  share equivalents:
    Options and warrants         0            0      225,410      528,910
                       ...........  ...........  ...........  ...........

Weighted average common
  shares and common
  shares equivalent
  outstanding           11,761,359   11,543,797   11,986,769   12,072,707
                       ...........  ...........  ...........  ...........
                       ...........  ...........  ...........  ...........

Net earnings per share      $ 0.57       $ 1.05       $ 0.56       $ 1.00
                            ......       ......       ......       ......
                            ......       ......       ......       ......