Form 10-K
period 2001-12-31
EXCEL TECHNOLOGY INC
filed 2002-03-22
CIK 873603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         .......................

                                FORM 10-K

(Mark One)
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 2001
                             .................

                                   OR
 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from .......... to ...........

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

                            Yes [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $254,503,132 based on the average bid and ask price as reported by NASDAQ on March 21, 2002. Shares held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of March 21, 2002 was: 11,773,869.

                  DOCUMENTS INCORPORATED BY REFERENCE:
     Definitive Proxy Statement to be filed in connection with the
           Registrant's 2002 Annual Meeting of Stockholders
              (incorporated by reference under Part III.)

                                 PART I
                                 ......

ITEM 1.     BUSINESS

General
........

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

     In July 2000, Excel Europe, a subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Baublys GmbH ("Baublys"), a company located in Ludwigsburg, Germany and engaged in the manufacturing and sale of customized laser systems and engraving machines.

     In January 2001, the Company formed Control Systemation, Inc. ("CSI") which focuses on turn-key laser based micro-machining systems and part handling workstations for factory automation. CSI operates as an independent, wholly-owned subsidiary of the Company and is headquartered in new facilities in Orlando, Florida.

     In January 2002, the Company consolidated the product lines and development efforts of Baublys and Control Laser to eliminate duplicative products and efforts, to increase efficiencies, and to create a unified market presence for the Company's marking operations. While the subsidiaries remain legally separate entities, with separate profit and loss responsibility, assembly, operations and selling and marketing efforts, they will operate under one name, "Baublys-Control Laser," as though they were one entity with fully staffed operations in Florida and Germany.

Current Products and Applications
..................................

Marking and Engraving Systems - Baublys-Control Laser
..............................

     Baublys-Control Laser designs, manufactures and markets a wide range of industrial computer controlled laser marking systems, mechanical marking, 3D engraving and integrated marking systems with automation.

     Baublys-Control Laser is a leading source of mechanical marking and engraving systems and industrial beam-steered laser marking systems used for coding, marking, engraving and deep engraving. Baublys-Control Laser's marking systems produce a high quality, permanent, high speed mark on most materials. These systems are used for marking part numbers, serial numbers, lot numbers, date codes, graphics, logos, OCR codes, barcodes, 2D Matrix codes, schematics and other identification marks. Baublys-Control Laser serves the aerospace; automotive; coining; jewelry; consumer/commercial; electronic/semiconductor; medical; mold and die; packaging; tools and tooling; and trophy and award industries. Baublys-Control Laser is one of the only suppliers that manufacture its own electronics, mechanical parts, subassemblies, lasers, laser markers, software and integrated automation solutions. Integrated automation solutions include a wide variety of fully automatic, semi-automatic and manual parts handling systems for most part configurations or materials. The fully integrated and stand-alone marking systems offer a comprehensive variety of user-friendly software allowing for seamless integration into nearly any production process.

     The coding, marking, engraving and deep engraving product lines include multiple versions of the mechanical engraving systems with the U3232, the U5032 and the BE Marking and Inscriptor Unit. The laser marking systems include a full product range of CO2 and infrared, frequency doubled, tripled and quadrupled Nd:YAG and Nd:YLF laser systems including the Concorde, Icon, Insignia, Aurora, Q-Mark, BL65 and BL150 deep engraving systems. In 2001, Baublys-Control Laser introduced new higher speed versions of its marking systems, new multiple galvo head configurations for simultaneous marking, new versions of the "InstaMark Graphics Plus" marking software and a wide variety of industry specific automation and parts handling solutions.

Carbon Dioxide Lasers - Synrad
......................

     Synrad, the Company's subsidiary based in Mukilteo, Washington, manufactures a range of sealed CO2 lasers for cutting, marking, drilling and other machining applications for a variety of materials. The CO2 lasers range in power from 10W to 240W. Shipments of Synrad's new "Firestar" series of sealed CO2 lasers started in September 2001. This series offers users the choice of higher performance and smaller size, with output powers from 20W to 100W. In 2002, further developments of the "Firestar" technology should produce higher power lasers with output from 200W to 400W+.

     Synrad sells primarily to OEMs and system integrators who incorporate the lasers with suitable motion systems and optical assemblies and then sell the complete system. Applications include desktop engraving systems found in many trophy and award shops throughout the world; large area flatbed systems for cutting dieboard or airbag material; and 3D prototyping using paper, sintered metals and other materials to create 3D models and molds directly from CAD packages. Synrad's lower power lasers are the lasers of choice for the majority of the CO2 marking and coding systems in use throughout the world. Higher power lasers also are finding uses in manufacturing plants for trimming of flashing from injection-molded parts in the automobile industry, cutting textiles and woven fabrics on continuous production lines and slitting and sealing of plastic packaging.

     Synrad also manufactures FH-series and Tracker-series marking-heads which when configured with a Synrad laser, provide a fast and effective method of permanently marking parts with lot codes, serial number/date information and bar codes. The FH-series "Index" is ideal for stationary marking applications while "Tracker" features the capability
to mark both moving and stationary parts.   Synrad's WinMark software
has been developed specifically for the FH-series marking heads, and is available in multiple language versions, to run on Windows 95, 98, 2000 and Windows NT. Launched in December 2001, Synrad's FH-series Smart marking head allows users to build marking systems that can be operated without a PC.


Scanners - Cambridge
.........

     Cambridge, the Company's subsidiary based in Cambridge, Massachusetts, is a market leader in galvanometer based optical scanners. This technology is critical to a broad and growing community of laser based system applications. The breadth of laser applications served by Cambridge's systems include: industrial through consumer product laser marking; laser machining; heat treating; welding and cutting; high density via hole PCB drilling for the cell phone industry; scanning microscopy for genomic DNA research and drug discovery; high resolution printing and diagnostics for the growing base of laser based biomedical systems, which include digital radiography and ophthalmology; semiconductor wafer inspection and processing; laser entertainment; and corporate advertising.

     Cambridge is a recognized technology leader in laser scanning systems that require the highest accuracy and highest speed beam steering and positioning for industrial, medical, scientific, military and academic applications and environments. Its product line of galvanometer based optical scanners includes Moving Magnetic Optical Scanners with patented optical and capacitive position detectors, which are primarily designed for scanning speed and offer superior peak acceleration. Another principal product line is the patented Moving Coil Optical Scanner with capacitive position detectors, whose design was pioneered by Cambridge for the highest scanning accuracy and repeatability. In addition Cambridge provides complete scanning subassemblies with servo electronics, optics and mounts.

Photomask Repair Systems - Quantronix
.........................

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

     In recognition of the demand for smaller, denser features on next generation integrated circuits, Quantronix offers the newest generation of machines (DRS II Model 855) that support circuit production through the 0.35 microns, 0.25 microns and 0.18 microns design generations, promoting product viability in the future.

Scientific and Industrial Solid-State Lasers - Quantronix
.............................................

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

     Quantronix's current line of scientific products includes the "Integra RGA", "Integra MPPA", "Titan" and "Odin" Series of Ultrafast Amplifiers and the Series 527 High Power Green lasers. Quantronix's Ultrafast Amplifiers incorporate a material called Titanium Sapphire ("Ti:Sapphire"), which has created opportunities for a greater volume of research than previous materials. Ultrafast Amplifiers deliver high-energy short pulses on the femtosecond or picosecond time scale. (A femtosecond is one quadrillionth of a second; a picosecond is one trillionth of a second.) These short pulses enable the investigation of a wide range of physical, chemical and biological phenomena.

     The scientific systems utilize Nd:YLF lasers to produce high-energy pulses at a rate of 1kHz (1000 pulses per second). These pulses drive the Ti:Sapphire Amplifier that can then pump other optical systems such as optical parametric amplifiers, (also marketed by Quantronix), which deliver tunable light from ultraviolet to infrared regions of the spectrum. The material properties to be studied vary over this range.

     Quantronix's industrial and OEM solid state lasers offer a variety of high power lamp and diode pumped Nd:YAG and Nd:YLF lasers, available in infrared, Green, UV and Deep UV wavelengths, ideal for marking and micro-machining applications. Quantronix's series of scientific Ultrafast amplifiers are being utilized for ultra-fine micro-machining applications. In addition, Quantronix launched a series of high-powered multi-wavelength diode and lamp-pumped marking systems.



Optical Products - TOC
.................

     TOC, a subsidiary of the Company based in Oxnard, California, specializes in the manufacturing of custom precision optical components. TOC is an industry leader in the manufacturing of flying height test disks used in the disk drive industry. For more than 20 years, TOC has provided precision fabrication and coating services to meet demanding applications.

     TOC offers custom optics services which incorporate polishing optics to extreme flatness (better than 1/20 wave) with low surface roughness and difficult aspect ratios. TOC provides a complete range of thin film coatings in the UV-Visible-Near IR. This includes Edge Filters, Bandpass Filters, Hot Mirrors, Cold Mirrors, Beamsplitters, Neutral Density Filters, Enhanced Metallics, Polarizers, Broadband AntiReflection Coatings, V Coats, High Reflectors, Dielectric and Metallic Mirrors and Scanning Mirrors. The substrates and coated components are used in various systems such as optical scanners, laser systems, professional motion picture cameras and a myriad of other industrial and scientific applications, as well as interferometry and research and development.

Light and Color Measurement - Photo Research
............................

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


     Photo Research has three main product lines. The "Spectra" product line offers systems to a wide variety of industries for research, quality control and on-line testing. This line includes the only truly portable battery operated Spectroradiometer; the PR-650 fast scanning SpectraColorimeter. The PR-705/715 SpectraScan complements this line with an industry first automated aperture wheel with up to six apertures.

     The "Pritchard" line originated with the industry workhorse the PR-1980 series. The Pritchard is the most widely used photometer in the world. The newer addition to this series is the PR-880. This is the only fully automated filter photometer available today. The PR-880 is ideal for today's automated factory and ATE/OEM environments.

     Photo Research developed the first commercially available video photometer over 15 years ago. In 2001, the newest and most advanced video photometer, the PR-920 digital video photometer, was introduced to this product line. Video instrumentation provides high-resolution inspection of CRT and flat panel displays and instrument panels.

     The Photo Research Optical Metrology Laboratory (PROML) is a supplier of and service provider to optical radiation standards, calibration and measurement for major manufacturers of instruments, displays, devices and materials. All Photo Research instruments are calibrated to NIST-traceable standards.

     Photo Research developed many industry standards, such as "Spectra" Pritchard Optics, utilized in astronomical and star-simulation measurements. Photo Research is also instrumental in supporting standards for organizations including VESA, ISO and SAE.

Marketing and Sales
....................

     The Company markets its products and services through several media sources in addition to the presentation of its product lines at domestic and international trade shows. The marketing and sales staff's efforts are enhanced by means of presentations and training at conferences, professional meetings, and through in-person and telephone sales and support calls. The Company also engages independent manufacturers' representatives for the sale of its products. Foreign sales of its products are made primarily through foreign equipment distribution organizations, by representatives at Excel Europe, its German subsidiary, and Excel Asia, its Malaysian subsidiary. Excel Europe has operations near Munich, Germany; Frankfurt, Germany; Ludwigsburg, Germany and Milan, Italy. Excel Asia has operations in Penang, Malaysia. These subsidiaries engage in the business of marketing, distributing, integrating and servicing laser systems (for industrial, semiconductor, scientific, electronic and medical products) manufactured at the Company's facilities in East Setauket, New York; Orlando, Florida; and Mukilteo, Washington. The sales territory covered by Excel Europe is primarily Europe and the sales territory for Excel Asia is primarily Southeast Asia. At Excel Europe, the staff of 112 includes 36 engineers who install and service all products including complex semiconductor, scientific, and other industrial systems. In addition, Excel Europe provides spare parts for its installed base. Excel Asia currently has a staff of 9, which includes 4 engineers. Excel Asia offers sales and support services to semiconductor and electronics manufacturers, automation houses, universities, research and development facilities and local consumer manufacturers.

     The following table represents a breakdown between the Company's domestic and foreign revenues for the years ended December 31, 2001, 2000 and 1999 (in thousands of dollars):


                         2001               2000              1999
                   ................   ................  ................
                   Dollars  Percent    Dollars Percent  Dollars  Percent
                   .......  .......   ........ .......  ....... ........

DOMESTIC           $37,225      42%   $ 51,611     48%  $47,987      54%
FOREIGN             51,267      58%     56,109     52%   40,956      46%
                   .......  .......   ........ .......  ....... ........
TOTAL              $88,492     100%   $107,720    100%  $88,943     100%
                   .......  .......   ........ .......  ....... ........
                   .......  .......   ........ .......  ....... ........


Manufacturing
..............

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

Warranty and Customer Services
...............................

     The Company's warranty for all of its new products varies between three months and twelve months. The Company also provides field support services on an individual call basis and through service maintenance contracts, and provides customer support services by telephone to customers with operational and service problems.

Research and Development
.........................

     Due to the intense competition and rapid technological change in the laser and optical industries, the Company believes that it must continue to improve and refine its existing products and systems and develop new applications for its technology. Research and development expenses for the years ended December 31, 2001, 2000, and 1999 were $9.3 million, $9.5 million, and $7.3 million, respectively.




Competition
............

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


     The Company's marking/engraving systems compete primarily with those manufactured by Rofin-Baasel, Electrox, Alltec, Foba and Trumpf. These products have generally been subject to intense price competition in recent years.

     In the semiconductor photomask repair market, the Company primarily competes with NEC, Seiko and Micrion. The market for semiconductor products recently has been over-saturated and has experienced rapid advances in miniaturization of integrated circuits and computers. These factors are behind the Company's commitment to continue developing its next generation mask repair products.

     Competition for sealed carbon dioxide lasers comes from Coherent, Inc., DEOS, Inc., Spectron and Universal Laser Systems. In 2001, Coherent purchased the assets of DEOS, and created Coherent-DEOS. Rofin-Sinar, a large European manufacturer of industrial lasers, also has competitive products in the 100 - 300W range.

     In light and color measurement, the major competitor to the Company's Spectra product is Minolta. Topcon is the prime competitor to the Pritchard line. In video-based products, the company's video photometer is utilized to characterize new display technologies, with Microvision as its key competitor.

     In the optical scanner market, GSI-Lumonics, is a significant competitor of the Company.

Backlog
........

     As of December 31, 2001, the Company had a backlog of firm orders of approximately $23.6 million as compared to a backlog of $28.5 million as of December 31, 2000. The Company believes that the current backlog will be filled during the present fiscal year. Historically, backlog is shipped within 90 days from the order date.

Patents and Licenses
.....................

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

Government Regulation
......................

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


Employees
..........

     As of December 31, 2001, the Company had 510 full-time employees consisting of: 2 executive officers; 15 subsidiary executive officers; 177 scientists, engineering and technical personnel; and 314 manufacturing, administrative and sales support personnel. The Company believes that its relations with its employees are satisfactory. A union represents none of the Company's employees.

Financial Information About Foreign and
........................................
Domestic Operations and Export Sales
.....................................

     Net sales and services to customers in the domestic U.S. amounted to approximately $37.2 million, $51.6 million and $48.0 million for the years ended December 31, 2001, 2000, and 1999, respectively.

     For the years ended December 31, 2001, 2000, and 1999, the Company had net sales and services to customers in foreign countries amounting to approximately $51.3 million, $56.1 million, and $41.0 million, respectively (approximately 58%, 52%, and 46% of total net sales and services, respectively). These sales included sales by Excel Europe and Excel Asia, the Company's foreign subsidiaries. Excel Europe buys laser systems, spare parts and related consumable materials from Quantronix, Baublys-Control Laser and Synrad for resale to European and other foreign customers, and also furnishes field repair services. Excel Asia primarily engages in the business of marketing, selling, distributing, integrating and servicing Quantronix and Baublys-Control Laser products in Southeast Asia. See Note 14 of the "Notes to Consolidated Financial Statements."

     Long-lived assets held by Excel Europe at December 31, 2001, 2000 and 1999 include property, plant and equipment whose carrying amounts were approximately $596 thousand, $580 thousand and $322 thousand, respectively. Long-lived assets held by Excel Asia at December 31, 2001 and 2000 include property, plant and equipment whose carrying amounts were approximately $241 thousand and $202 thousand, respectively.


Safe Harbor For Forward-Looking Statements Under the
.....................................................
Securities Litigation Reform Act of 1995; Risk Factors
.......................................................

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





ITEM 2.     PROPERTIES

United States
..............

East Setauket, New York
........................
     In August 2001, a 32,000 square foot expansion was completed. The building is now approximately 65,000 square feet. The facility is for manufacturing operations, administrative offices, research and development, engineering and laser applications. CSI will partially operate from this expanded facility. In February 2001, the Company terminated its lease in New York City and relocated its corporate offices to this facility, where it occupies approximately 7,000 square feet.

Orlando, Florida
.................
     Baubyls-Control Laser completed the building of its own 78,000 square foot facility and relocated to the new building in December 2001. The new facility will be utilized for administrative offices and laser manufacturing operations. CSI is headquartered at and operates from this facility. Prior to the completion of the new building, Baubyls-Control Laser leased a 50,000 square foot building in Orlando, Florida from an unaffiliated landlord. Annual rent was approximately $263 thousand. The lease expired in December 2001.

Oxnard, California
...................
     Optical leases a 14,000 square foot building in Oxnard, California from an unaffiliated landlord for manufacturing purposes, at an annual rent of approximately $88 thousand. The lease term expires in August 2009.

Cambridge, Massachusetts
.........................
     Cambridge leases a 17,000 square foot building in Cambridge, Massachusetts from an unaffiliated landlord for manufacturing operations and administrative offices. The lease is for a ten-year period ending in October 2006, at an annual rent of approximately $155 thousand through October 2003 and $175 thousand from November 2003 through October 2006.

Chatsworth, California
.......................
     Photo Research purchased its own building in July 1998. The building is approximately 22,000 square feet and is located in Chatsworth, California. The building is used for manufacturing operations and administrative offices.

Mukilteo, Washington
.....................
     Synrad occupied a 50,000 square foot facility, in Mukilteo, Washington, under a five-year lease agreement with an unaffiliated landlord, which terminated in May 2001. The lease was extended until December 2001 in order to allow time for the completion of its own 63,000 square foot facility, also located in Mukilteo, Washington. Rent paid in 2001 was approximately $1.2 million, which included a large premium increase due to the extension of the lease. In December 2001, the building was completed and Synrad relocated its administrative offices and manufacturing operations to the new facility.

Europe
.......

Darmstadt, Germany
...................
     The main office of Excel Europe and its division Quantronix Europe is located in Darmstadt, Germany and is approximately 6,300 square feet of office space, used for sales, marketing and services. The facility is leased from an unaffiliated landlord at an average annual rent of approximately $103 thousand. The lease expires in May 2005.

Munich, Germany
................
     This Excel Europe satellite office located near Munich in Fuerstenfeldbruck, Germany serves as Synrad Europe's sales, marketing and service operation. The office occupies approximately 3,150 square feet of space. The facility is leased from an unaffiliated landlord, at an average annual rent of approximately $33 thousand. The lease expires in February 2005.

Ludwigsburg, Germany
.....................
     Baublys-Control Laser operates out of a 22,500 square foot facility located in Ludwigsburg, Germany, which houses its sales and marketing, research and development, manufacturing and services facility and executive offices. The facility is leased from an unaffiliated landlord at an average annual rent of approximately $131 thousand. The lease expires in June 2007.

Milan, Italy
.............
     Excel Europe also maintains a sales and service office in Monza, Italy, located outside of Milan. The lease provides approximately 1,000 square feet of office space from an unaffiliated landlord at an approximate annual rent of $10 thousand.

Asia
.....

Penang, Malaysia
.................
     Excel Asia leases a 7,500 square foot facility in Penang Free Industrial Zone, Penang, Malaysia, from an unaffiliated landlord. The building is utilized as a regional operations hub which houses the administrative offices, the light repair and integration services, technical and support offices, as well as applications laboratories for regional support. The annual rent is approximately $34 thousand. The lease expires in December 2002.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                PART II
                                .......


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     The Company's Common Stock trades on the NASDAQ National Market System under the symbol "XLTC." The following table sets forth the high and low closing sales prices reported on the NASDAQ for the Common Stock for the periods indicated.


                   Year ended:            High       Low
                   ..........            ......     .....

                   December 31, 2001
                     First Quarter       $27.50     $16.25
                     Second Quarter      $25.54     $17.31
                     Third Quarter       $22.89     $14.05
                     Fourth Quarter      $19.00     $15.18

                   December 31, 2000
                     First Quarter       $36.38     $16.13
                     Second Quarter      $50.31     $25.25
                     Third Quarter       $49.38     $30.56
                     Fourth Quarter      $31.13     $18.13


     As of March 20, 2002, there were approximately 784 holders of record of the Common Stock.

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


ITEM 6.     SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999, and the consolidated balance sheet data as of December 31, 2001 and 2000, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 1998 and 1997, and the selected consolidated balance sheet data as of December 31, 1999, 1998 and 1997, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

     The following tables summarize (in thousands, except per share data) the Company's consolidated statement of operations and balance sheet data. You should read this information together with the discussion in "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data

                                  Year Ended December 31,
                  ......................................................
                     2001       2000       1999       1998       1997
                  .......... .......... .......... .......... ..........
Net sales and
 services            $88,492   $107,720   $ 88,943   $ 67,092   $ 65,948

Net earnings         $ 5,938   $ 15,651   $ 11,552   $  8,881   $  8,235

Net earnings
 per share
  Basic                $0.50      $1.35      $1.04      $0.79      $0.77

  Diluted              $0.50      $1.30      $1.00      $0.78      $0.73

Weighted average
 common and common
 equivalent shares
 outstanding
  Basic           11,761,911 11,597,102 11,118,782 11,190,197 10,686,763
  Diluted         11,977,848 12,054,176 11,608,266 11,395,186 11,327,086


Balance Sheet Data

                                     As of December 31,
                  ......................................................
                     2001       2000       1999       1998       1997
                  .......... .......... .......... .......... ..........
Total assets      $  102,505 $   98,986 $   79,651 $   71,293 $   59,220
Total liabilities $   10,907 $   12,544 $   10,649 $   14,141 $    8,317
Working capital   $   42,695 $   48,584 $   35,199 $   25,577 $   37,167
Stockholders'
 equity           $   91,598 $   86,442 $   69,001 $   57,152 $   50,903
Long-term
 liabilities      $        0 $        0 $        0 $    3,500 $        0

     Refer to Item 1 "Business" and Item 8 "Financial Statements and Supplementary Data" for additional information affecting the comparability of amounts above.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

General
........

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto set forth in Item 8.

Critical Accounting Policies and Estimates
...........................................

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     The Company is required to estimate the collectibility of its trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The collectibility of accounts receivable is evaluated based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due, to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, we have created approximately a 4.4% general reserve for bad debt based upon the total accounts receivable balance. We believe that is a reasonably conservative reserve, as write offs were less than 3% for each of the proceeding three years. In addition, we deem the 4.4% general reserve may be necessary due to the change in economic conditions. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

     On a quarterly basis, the Company compares the amount of the inventory on hand and under commitment with its latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. Although the writedowns for excess or obsolete inventory reflected in the Company's consolidated balance sheet at December 31, 2001 and 2000 are considered adequate by the Company's management, there can be no assurance that these writedowns will prove to be adequate over time to cover ultimate losses in connection with the Company's inventory. At December 31, 2001, the Company had only one product, the photomask repair system, with a carrying value making up more than 5.0% of the total inventory. In December 2001, the Company had an inventory write down of approximately $1 million, which was largely related to a specific vendor part where reliability was an issue. In addition the marking operations of Baublys GmbH and Control Laser Corporation were merged, which also resulted in inventory write offs of approximately $350 thousand.

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. As of December 31, 2001, the Company has approximately $1.7 million of net deferred tax assets related principally to domestic and foreign loss carryforwards and inventory reserves. Should the pretax book income and taxable income be considerably lower than projected, an increase to the valuation allowance may be required.

      The following table presents consolidated financial data for the years ended December 31, 2001, 2000 and 1999 (in thousands of dollars and as a percentage of total net sales and services).


Results of Operations
......................

                       2001              2000                1999
                  ...............    ................   ...............

                  Dollars Percent    Dollars  Percent   Dollars Percent
                  ....... .......    ........ .......   ....... .......
Net Sales and
 Services         $88,492   100.0%   $107,720   100.0%  $88,943   100.0%
Cost of Sales      50,518    57.1%     53,065    49.3%   44,682    50.2%
                  .......  .......   ........  .......  .......  .......
Gross Profit/
 Margin            37,974    42.9%     54,655    50.7%   44,261    49.8%

Operating Expenses:
 Selling and
  Marketing        11,553    13.1%     12,689    11.8%   11,936    13.4%
 General and
  Administrative    7,066     8.0%      7,930     7.3%    6,645     7.5%
 Research and
  Development       9,293    10.5%      9,547     8.9%    7,294     8.2%
 Amortization of
  Goodwill          1,459     1.6%      1,337     1.2%    1,219     1.4%
                  .......  .......   ........  .......  .......  .......

Earnings from
 Operations         8,603     9.7%     23,152    21.5%   17,167    19.3%
Non-Operating
 Expense (Income)   (573)   (0.7%)      (803)    (0.7%)    (73)   (0.1%)
                  .......  .......   ........  .......  .......  .......
Earnings before
 Provision for
 Income Taxes       9,176    10.4%     23,955    22.2%   17,240    19.4%

Provision for
 Income Taxes       3,238     3.7%      8,304     7.7%    5,688     6.4%
                  .......  .......   ........  .......  .......  .......

Net Earnings      $ 5,938     6.7%   $ 15,651    14.5%  $11,552    13.0%
                  .......  .......   ........  .......  .......  .......
                  .......  .......   ........  .......  .......  .......


Net Sales and Services
........................

     Net sales and services for the year ended December 31, 2001 decreased to $88.5 million from $107.7 million in 2000 and $88.9 million in 1999. The decrease from 2000 to 2001 of $19.2 or 17.9% was primarily attributable to decreases in sales of marking systems, scanners, DRS systems and CO2 lasers. A large percentage of the reduction in sales was due to a global economic recession, which has reduced demand for most technological and capital equipment products. The increase from 1999 to 2000 of $18.8 million or 21.1% was primarily attributable to Excel Europe's acquisition of Baublys and increases in sales and services across most of the Company's product lines.

Gross Margins and Cost of Sales
................................

     Gross margins as a percentage of sales were 42.9% compared to 50.7% in 2000 and 49.8% in 1999. Cost of sales and services decreased to $50.5 million from $53.1 million in 2000, which was an increase from $44.7 million in 1999. The decrease in gross margins as a percentage of sales from 2000 to 2001 was due to an inventory write down of approximately $1 million, which was largely related to a specific vendor part where reliability was an issue. In addition, the marking operations of Baublys-Control Laser were merged, which also resulted in inventory write offs of approximately $350 thousand. The increase in gross margins as a percentage of sales from 1999 to 2000 was attributable to the product mix and the increased sales volume during the periods in comparison. Product margins vary from direct sales to distributor sales and also vary from product to product. The Company offers more than 250 product configurations.

Operating Expenses
...................

Selling and Marketing

     Selling and marketing expenses were $11.6 million in 2001 compared to $12.7 million in 2000 and $11.9 million in 1999. The decrease of $1.1 million or 9.0% from 2000 to 2001 was primarily attributable to lower variable costs such as commissions associated with the lower sales volume. The increase of $753 thousand or 6.3% from 1999 to 2000 was primarily attributable to the increased sales due to the acquisition of Baublys. Selling and marketing expenses as a percentage of sales were 13.1% in 2001, 11.8% in 2000 and 13.4% in 1999. The changes in selling and marketing expenses as a percentage of sales are primarily attributable to fixed costs being absorbed by varying sales volumes.

General and Administrative

     General and administrative expenses were $7.1 million in 2001 as compared to $7.9 million in 2000 and $6.6 million in 1999. The decrease of $863 thousand or 10.9% from 2000 to 2001 was primarily due to decreased bonus expense associated with lower operating income in 2001. The increase of $1.3 million or 19.3% from 1999 to 2000 was primarily due to additional administrative costs associated with the acquisition of Baublys and higher bonus expenses, which are tied to increased profitability. General and administrative expenses as a percentage of sales increased to 8.0% as compared to 7.3% in 2000 and 7.5% in 1999.

Research and Development

     Research and development costs for the year ended December 31, 2001 were $9.3 million as compared to $9.5 million and $7.3 million for the years ended December 31, 2000 and 1999, respectively. The decrease of $255 thousand or 2.7% from 2000 to 2001 was primarily attributable to reduced research and development material costs during 2001. The increase of $2.3 million or 30.9% from 1999 to 2000 was primarily due to research and development expenses incurred on product development at Baublys and increased investments in research and development for all product groups.

Amortization of Goodwill

     The amortization of goodwill of $1.5 million, $1.3 million, and $1.2 million for the years ended December 31, 2001, 2000, and 1999, respectively, was a result of the acquisitions of Quantronix in October 1992, Cambridge in February 1995, Photo Research in October 1995, Synrad in August 1999 and Baublys in July 2000. The increase of $122 thousand or 9.1% from 2000 to 2001 was primarily due to a full year of amortization of goodwill recorded in connection with the acquisition of Baublys. The increase of $118 thousand or 9.7% from 1999 to 2000 was primarily due to amortization of goodwill recorded in connection with the acquisition of Baublys.

Other Income/Expense

     Interest expense was $30 thousand, $18 thousand and $47 thousand for the years ended December 31, 2001, 2000 and 1999, respectively. Interest expense increased by $12 thousand in 2001 due to short-term borrowing by the European subsidiary during the year, all of which was paid by December 31, 2001. Interest expense decreased $29 thousand in 2000 as a result of the prepayment of the loan associated with the acquisition of Synrad.

     The decrease in interest income from $998 thousand in 2000 to $679 thousand in 2001 was due to reduced effective interest rates during the year and decreased average investable cash balances. Balances were lower due to the funding for new buildings of approximately $12.4 million during the year ended December 31, 2001. The increase in interest income from $335 thousand in 1999 to $998 thousand in 2000 was due to increased average cash balances.

     Other income/expense for the year ended December 31, 2001 was $75 thousand of expense compared to $178 thousand of expense in 2000 and $214 thousand of expense in 1999. The expense in 2001 was primarily for miscellaneous non-operating expenses. The expenses in 2000 and 1999 were due primarily to foreign exchange losses.


Provision for Income Taxes

     The provision for income taxes decreased $5.1 million or 61.0% from $8.3 million in the year ended December 31, 2000 to $3.2 million for the year ended December 31, 2001. The decrease is primarily attributable to lower taxable earnings in the year ended December 31, 2001. Higher taxable earnings are the primary reason for the increase in the provision for income taxes of $2.6 million or 46.0% to $8.3 million for the year ended December 31, 2000 from $5.7 million for the year ended December 31, 1999.

Liquidity and Capital Resources
................................

     At December 31, 2001, the Company had working capital of $42.7 million, including cash and equivalents of $16.2 million, compared to working capital of $48.6 million, including cash and equivalents of $19.0 million, at December 31, 2000. The decrease in working capital resulted primarily from the funding of operations and capital expenditures.

     Net cash provided by operating activities of $12.7 million for the year ended December 31, 2001 was primarily attributable to net income, non-cash charges of depreciation and amortization and working capital changes comprised primarily of decreases in accounts receivable, accrued expenses and other current liabilities.

     Net cash used in investing activities of $15.5 million for the year ended December 31, 2001 was due to capital expenditures, which included payment for the construction of the building for Synrad, Baublys-Control Laser and expansion of the Quantronix facilities. The Company had capital expenditures of approximately $3.9 million for the year ended December 31, 2000, which included the purchase of land for Synrad's new building. The Company anticipates spending approximately $5.0 million for capital expenditures in 2002, which includes payment of the remaining balances for construction and expansion of facilities.

     Net cash provided by financing activities was $14,345 for the year ended December 31, 2001, resulting primarily from the net proceeds received upon the exercise of employee stock options.

     The Company has a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. As of December 31, 2001, the Company had no borrowings.

     The Company intends to continue to invest in support of its growth strategy. These investments include retain and acquire new customers, expand its current product offerings and further develop operating infrastructure. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projection of future cash needs and
cash flows are subject to substantial uncertainty.   In addition, the
Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements.

Selected Quarterly Financial Data
..................................

     Unaudited quarterly financial data (in thousands, except per share amounts) for 2001 and 2000 is summarized as follows:




                                              FISCAL 2001                                          FISCAL 2000
                          .................................................    ....................................................
                              Q1         Q2         Q3       Q4      YEAR         Q1         Q2         Q3          Q4       YEAR
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........
Net sales and services    $ 24,795   $ 23,949   $ 21,564  $ 18,184  $88,492    $ 26,501   $ 26,358   $ 29,344   $ 25,517   $107,720

Cost of sales and services  12,880     12,656     12,489    12,493   50,518      13,073     12,621     14,614     12,757     53,065
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........

Gross profit                11,915     11,293      9,075     5,691   37,974      13,428     13,737     14,730     12,760     54,655
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........

Operating expenses:
  Selling and marketing      2,985      3,353      2,836     2,379   11,553       3,269      3,049      3,436      2,935     12,689
  General and
    administrative           1,875      1,833      1,563     1,795    7,066       1,968      2,030      2,040      1,892      7,930
  Research and development   2,360      2,228      2,329     2,376    9,293       2,356      2,341      2,543      2,307      9,547
  Amortization of goodwill     365        363        362       369    1,459         307        307        362        361      1,337
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........
                             7,585      7,777      7,090     6,919   29,371       7,900      7,727      8,381      7,495     31,503
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........
Earnings (loss) from
  operations                 4,330      3,516      1,985   (1,228)    8,603       5,528      6,010      6,349      5,265     23,152
Non-operating expenses
  (income):
  Interest expense              12          0          2        16       30           1          2          7          8         18
  Interest income            (266)      (184)      (139)      (90)    (679)       (184)      (262)      (273)      (280)      (999)
  Other expense
    (income),net              (13)         31         21        37       76          14         20         99         45        178
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........

Earnings (loss) before
  provision for
  income taxes               4,597      3,669      2,101   (1,191)    9,176       5,697      6,250      6,516      5,492     23,955
Provision (benefit)
  for income taxes           1,632      1,295        718     (407)    3,238       1,937      2,125      2,302      1,940      8,304
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........
Net earnings (loss)       $  2,965   $  2,374   $  1,383  $  (784)  $ 5,938    $  3,760   $  4,125   $  4,214   $  3,552   $ 15,651
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........
Basic earnings (loss) per
  common share           $    0.25   $   0.20   $   0.12  $ (0.07)  $  0.50    $   0.33   $   0.36   $   0.36   $   0.30   $   1.35
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........
Weighted average common
  shares outstanding        11,760     11,761     11,763    11,764   11,762      11,333     11,552     11,744     11,756     11,597
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........
Diluted earnings (loss)
  per common share       $    0.25    $  0.20   $   0.12  $ (0.07)  $  0.50    $   0.32   $   0.34   $   0.35   $   0.30   $   1.30
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........
Weighted average common
  and common equivalent
  shares outstanding        11,991     11,993     11,978    11,764   11,978      11,914     12,102    12,180      11,997     12,054
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........



Euro Conversion
................

     The January 1, 1999 adoption of the Euro created a single-currency market as of January 1, 2002 in much of Europe. The Company does not anticipate that its operations will be materially adversely affected by the conversion to the Euro. The Company has analyzed the impact of conversion to the Euro on its existing systems and operations and implemented modifications to its systems to enable the Company to handle Euro or DEM invoicing for transactions commencing in 1999 and Euro invoicing for transactions commencing in 2002. The Company anticipates that the cost of such modifications should not have a material adverse effect on its results of operations or liquidity.

Inflation
..........

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

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash and equivalents, with carrying amounts approximating market value. Assuming year-end 2001 variable cash and investment levels, a one-point change in interest rates would not have a material impact on interest income.

Foreign Exchange Rates
.......................

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

     The Company's net sales and services to foreign customers represented approximately 58% of total net sales and services in 2001, 52% in 2000 and 46% in 1999. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company's net sales and services denominated in foreign currencies represented approximately 24% of its total net sales and services in 2001, 15% in 2000 and 8% in 1999. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains and (losses) included in determining consolidated results of operations were $(7) thousand, $(177) thousand and $(227) thousand in 2001, 2000 and 1999, respectively.

     The change in the Euro has the largest impact on the Company's operating profits. The Company estimates that a 10% change in foreign exchange rates would not materially impact reported operating profits.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements and supplementary data follow on pages 21 to 39.



                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
             Index to Consolidated Financial Statements and
           Financial Statement Schedule filed with the Annual
                   Report of the Company on Form 10-K
                  For the Year ended December 31, 2001.


                                                                    Page
                                                                    ....

Report of Independent Auditors                                        22

Independent Auditors' Report                                          23

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2001 and 2000     24

     Consolidated Statements of Income for the years
       ended December 31, 2001, 2000 and 1999                         25

     Consolidated Statements of Stockholders' Equity for the years
       ended December 31, 2001, 2000 and 1999                         26

     Consolidated Statements of Cash Flows for the years
       ended December 31, 2001, 2000 and 1999                         27

     Notes to Consolidated Financial Statements                       28


Consolidated Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts                  39

............................

Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements or notes thereto.


                     Report of Independent Auditors
                     ..............................


To the Board of Directors and Stockholders
Excel Technology, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Excel Technology, Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. Our audits also included the activity for the years ended December 31, 2001 and 2000 in the financial statement schedule listed at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excel Technology, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2001 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all materials respects the information set forth therein.



                                                 /s/ Ernst & Young LLP


Melville, New York
January 18, 2002


                      Independent Auditors' Report
                      ............................


Board of Directors and Stockholders
Excel Technology, Inc. and Subsidiaries:


     We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Excel Technology, Inc. and subsidiaries for the year ended December 31, 1999. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Excel Technology, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1999.




                                                 /s/ KPMG LLP


Melville, New York
January 21, 2000




                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                        December 31, 2001 and 2000


Assets                                            2001          2000
                                              ............ .............
Current assets:
  Cash and equivalents                        $ 16,211,865  $ 19,006,192
  Accounts receivable, less allowance
   for doubtful accounts of $717,000 and
   $559,000 in 2001 and 2000, respectively      15,688,733    19,689,837
  Inventories                                   19,219,695    19,855,508
  Deferred income taxes                          1,112,000     1,483,000
  Other current assets                           1,369,903     1,093,025
                                              ...........  .............
         Total current assets                   53,602,196    61,127,562
                                              ...........  .............
Property, plant and equipment - at cost, net    26,125,347    12,990,033
Other assets                                        64,362       241,319
Deferred income taxes                              593,000     1,048,000
Goodwill, net of accumulated amortization
  of $6,586,773 and $5,128,134 in 2001
  and 2000, respectively                        22,120,116    23,578,755
                                              ............ .............
Total Assets                                  $102,505,021 $  98,985,669
                                              ............ .............
                                              ............ .............


Liabilities and Stockholders' Equity
.....................................

Current liabilities:
  Notes payable                               $          0 $      15,364
  Accounts payable                               3,786,154     4,251,577
  Accrued expenses and other
    current liabilities                          7,121,293     8,276,967
                                              ............ .............
         Total current liabilities              10,907,447    12,543,908
                                              ............ .............


Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000,000 shares authorized, none issued             0             0
  Common stock, par value $.001 per share:
    20,000,000 shares authorized, 11,763,569
    and 11,759,325 shares issued and
    outstanding in 2001 and 2000,
    respectively                                    11,764        11,759
  Additional paid-in capital                    44,856,504    44,826,800
  Retained earnings                             47,783,066    41,844,578
  Accumulated other comprehensive loss         (1,053,760)     (241,376)
                                              ............ .............

         Total stockholders' equity             91,597,574    86,441,761
                                              ............ .............
Total Liabilities and Stockholders' Equity    $102,505,021 $  98,985,669
                                              ............ .............
                                              ............ .............


See Notes to Consolidated Financial Statements.


                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                    Consolidated Statements of Income
              Years ended December 31, 2001, 2000 and 1999

                                       2001         2000        1999
                                  ............ ............ ............

Net sales and services            $ 88,492,288 $107,720,400 $ 88,943,148

Cost of sales and services          50,517,834   53,065,356   44,682,521
                                  ............ ............ ............
Gross profit                        37,974,454   54,655,044   44,260,627

Operating expenses:
  Selling and marketing             11,553,303   12,689,260   11,936,078
  General and administrative         7,066,440    7,929,652    6,644,820
  Research and development           9,292,777    9,547,342    7,294,314
  Amortization of goodwill           1,458,639    1,336,575    1,218,922
                                  ............ ............ ............
                                    29,371,159   31,502,829   27,094,134
                                  ............ ............ ............

Income from operations               8,603,295   23,152,215   17,166,493

Non-operating expenses (income):
  Interest expense                      29,905       18,130       47,330
  Interest income                    (678,515)    (998,445)    (335,104)
  Other expense, net                    75,381      177,849      213,907
                                  ............ ............ ............
Income before provision for
  income taxes                       9,176,524   23,954,681   17,240,360
Provision for income taxes           3,238,036    8,303,703    5,688,594
                                  ............ ............ ............

Net income                        $  5,938,488 $ 15,650,978 $ 11,551,766
                                  ............ ............ ............
                                  ............ ............ ............



Basic earnings per common share          $0.50        $1.35        $1.04
                                  ............ ............ ............
                                  ............ ............ ............
Weighted average common
  shares outstanding                11,761,911   11,597,102   11,118,782
                                  ............ ............ ............
                                  ............ ............ ............

Diluted earnings per common share        $0.50        $1.30        $1.00
                                  ............ ............ ............
                                  ............ ............ ............
Weighted average common and
  common equivalent
  shares outstanding                11,977,848   12,054,176   11,608,266
                                  ............ ............ ............
                                  ............ ............ ............


See Notes to Consolidated Financial Statements.




                                               Excel Technology, Inc. and Subsidiaries
                                          Consolidated Statements of Stockholders' Equity
                                           Years Ended December 31, 2001, 2000 and 1999
                                                                                             Accumulated
                                                                     Additional               Other Com-                Compre-
                    Preferred Stock    Common Stock     Treasury     Paid-In     Retained     prehensive                hensive
                     Shares Amounts  Shares   Amounts     Stock      Capital     Earnings       Loss         Total      Income
                    ....... ....... .......... ....... ............ ...........  ...........  ..........   ........... ...........
Balances at
  December 31, 1998      0  $ 0    11,810,349 $11,810 $(6,565,794) $49,116,700  $14,641,834  $   (52,595) $57,151,955

Exercise of common
 stock options and
 warrants                0    0       280,055     280            0   1,235,016            0             0   1,235,296

Acquisition of
 treasury stock          0    0             0       0    (348,009)           0            0             0   (348,009)

Retirement of
 treasury stock          0    0     (789,463)   (789)    6,913,803 (6,913,014)            0             0           0

Net earnings
 for the year            0    0             0       0            0           0   11,551,766             0  11,551,766  $11,551,766

Foreign currency
 translation adjustment  0    0             0       0            0           0            0     (589,795)   (589,795)    (589,795)
                                                                                                                       ...........

Comprehensive income     0    0             0       0            0           0            0             0           0  $10,961,971
                        ... ...... .......... ....... ............ ........... ............  ............ ...........  ...........
                                                                                                                       ...........

Balances at
 December 31, 1999       0    0    11,300,941  11,301            0  43,438,702   26,193,600     (642,390)  69,001,213

Exercise of common
 stock options
 and warrants            0    0       458,384     458            0   1,388,098            0             0   1,388,556

Net earnings
 for the year            0    0             0       0            0           0   15,650,978             0  15,650,978  $15,650,978

Foreign currency
 translation adjustment  0    0             0       0            0           0            0       401,014     401,014      401,014
                                                                                                                       ...........

Comprehensive income     0    0             0       0            0           0            0             0           0  $16,051,992
                        ... ...... .......... ....... ............ ........... ............  ............ ...........  ...........
                                                                                                                       ...........

Balances at
 December 31, 2000       0    0    11,759,325  11,759            0  44,826,800   41,844,578     (241,376)  86,441,761

Exercise of common
 stock options           0    0         4,244       5            0      29,704            0             0      29,709

Net earnings
 for the year            0    0             0       0            0           0    5,938,488             0   5,938,488  $ 5,938,488

Foreign currency
 translation adjustment  0    0             0       0            0           0            0     (812,384)   (812,384)    (812,384)
                                                                                                                       ...........

Comprehensive income     0    0             0       0            0           0            0             0           0  $ 5,126,104
                        ... ...... .......... ....... ............ ........... ............  ............ ...........  ...........
                                                                                                                       ...........

Balances at
 December 31, 2001       0  $ 0    11,763,569 $11,764 $          0 $44,856,504 $47,783,066   $(1,053,760) $91,597,574
                        ... ...... .......... ....... ............ ........... ............  ............ ...........
                        ... ...... .......... ....... ............ ........... ............  ............ ...........




See Notes to Consolidated Financial Statements.


                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
              Years ended December 31, 2001, 2000 and 1999

                                       2001         2000        1999
                                  ............ ............ ............

Operating activities:
  Net earnings                    $  5,938,488 $ 15,650,978 $ 11,551,766
    Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
       Depreciation and
        amortization                 3,836,241    3,504,416    3,010,231
       Provision for bad debts         336,365      191,410       70,697
       Deferred income taxes           826,000      (4,900)    (282,000)
       Changes in operating assets
        and liabilities, net of
        effects from acquisitions:
          Accounts receivable        3,337,401  (3,240,231)  (2,794,011)
          Inventories                   89,934  (4,463,317)    1,288,633
          Other current assets       (297,835)    (490,766)     (62,602)
          Other assets                 173,413      100,097      156,248
          Accounts payable           (427,961)    1,074,109    (638,102)
          Accrued expenses and
           other current
           liabilities             (1,075,736)    (281,791)      715,598
                                  ............ ............ ............
       Net cash provided by
         operating activities       12,736,310   12,040,005   13,016,458
                                  ............ ............ ............
Investing activities:
  Cash paid for acquisitions,
   net of cash acquired                      0  (4,409,916)            0
  Purchases of property,
   plant and equipment            (15,512,916)  (3,874,144)  (2,102,671)
                                  ............ ............ ............
       Net cash used in
        investing activities      (15,512,916)  (8,284,060)  (2,102,671)
                                  ............ ............ ............
Financing activities:
  Proceeds from exercise of
   common stock options
   and warrants                         29,709    1,388,556    1,235,296
  Purchase of treasury stock                 0            0    (348,009)
  Payments of notes payable           (15,364)     (20,573)     (69,367)
  Payments of borrowings on
   long-term debt and revolving
   credit line, net                          0            0  (3,500,000)
                                  ............ ............ ............

       Net cash provided by
        (used in) financing
        activities                      14,345    1,367,983  (2,682,080)
                                  ............ ............ ............
Effect of exchange rate changes
  on cash and cash equivalents        (32,066)      401,013    (589,795)
                                  ............ ............ ............
Net (decrease) increase in cash
  and equivalents                  (2,794,327)    5,524,941    7,641,912
Cash and equivalents -
  beginning of year                 19,006,192   13,481,251    5,839,339
                                  ............ ............ ............
Cash and equivalents -
  end of year                     $ 16,211,865 $ 19,006,192 $ 13,481,251
                                  ............ ............ ............
                                  ............ ............ ............

Supplemental Cash Flow Information
...................................

Cash paid for:
  Interest                        $     33,066 $     18,130 $     48,220
                                  ............ ............ ............
                                  ............ ............ ............
  Income taxes                    $  3,239,876 $  8,901,062 $  5,477,543
                                  ............ ............ ............
                                  ............ ............ ............


See Notes to Consolidated Financial Statements.



               Notes to Consolidated Financial Statements
                       December 31, 2001 and 2000

(1)  Summary of Significant Accounting Policies
     ..........................................

Excel Technology, Inc. and Subsidiaries (the "Company") designs, develops, manufactures and markets laser systems and electro-optical components, primarily for the electronic, semiconductor, scientific and other industrial markets. The significant accounting policies used in the preparation of the consolidated financial statements of the Company are as follows:

     Basis of Presentation
     .....................

     The consolidated financial statements include the accounts of Excel
       Technology, Inc. (Excel) and its wholly-owned subsidiaries:
       Synrad, Inc. (Synrad); Photo Research, Inc. (Photo Research); Excel Europe (previously named Quantronix GmbH); Cambridge Technology, Inc. (Cambridge); Quantronix Corporation (Quantronix); Control Laser Corporation (Control Laser); The Optical Corporation; Quantronix International Corporation (a Foreign Sales Corporation); and Excel Asia. All material intercompany transactions and balances have been eliminated in consolidation.

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

     Cash and Equivalents
     ....................

     Cash and equivalents of $16.2 million and $19.0 million at December
       31, 2001 and 2000, respectively, consist of demand deposits with banks and highly liquid money market funds. The Company considers investments with maturities of three months or less when purchased to be cash equivalents.

     Inventories
     ...........

     Inventories consist of material, labor and overhead and are stated at the lower of weighted average cost or market. Weighted average cost approximates actual cost on a first-in, first-out basis. On a quarterly basis, the Company compares the amount of the inventory on hand and under commitment with its latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. Although the writedowns for excess or obsolete inventory reflected in the Company's consolidated balance sheet at December 31, 2001 and 2000 are considered adequate by the Company's management, there can be no assurance that these writedowns will prove to be adequate over time to cover ultimate losses in connection with the Company's inventory.

     Accounts Receivables
     ....................

     The Company is required to estimate the collectibility of its trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     Long-Lived Assets
     .................

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

     Foreign Currency Translation
     ............................

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Financial Accounting Standards Board ("FASB") Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The resulting cumulative translation adjustment of approximately $1.1 million and $241 thousand at December 31, 2001 and 2000, respectively, is reflected as accumulated other comprehensive loss, a component of stockholders' equity. In addition, there were transaction gains and losses and inter-company balances not deemed long-term in nature at the balance sheet date that resulted in net transaction losses of $7 thousand, $177 thousand and $227 thousand for the years ended December 31, 2001, 2000 and 1999, respectively, which is reflected in other expense in the consolidated statements of earnings.


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

     Concentration of Credit Risk
     ............................

     Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of its holdings of cash and equivalents and accounts receivable. Cash and equivalents are deposited with high credit quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

     Accounting for Stock-Based Compensation
     .......................................

     The Company records compensation expense for employee and directors' stock options only if the market price of the underlying stock exceeds the exercise price on the date of the grant. The Company has elected not to implement the fair value based accounting method for employee and directors' stock options and warrants of Statement of Financial Accounting Standards No. 123, (SFAS123), "Accounting for Stock-Based Compensation," but has elected to disclose the pro-forma net earnings and pro-forma earnings per share to account for employee and directors' stock option grants beginning in 1995 as if such method had been used to account for such stock-based compensation cost.

     Accumulated Other Comprehensive Loss
     ....................................

     Accumulated other comprehensive loss ("comprehensive loss") refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's comprehensive loss is composed of unrealized losses on foreign currency translation adjustments.

     New Accounting Pronouncements
     .............................

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS 142 for goodwill is expected to result in an increase in earnings from operations of approximately $1.5 million in 2002. Changes in the estimated useful lives of intangible assets are not expected to result in a material effect on net income in 2002. At December 31, 2001, the Company had goodwill of approximately $22 million. Pursuant to SFAS 142, the Company will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operations and financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the
       Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

     Reclassification
     ................

     Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform with the 2001 presentation.

(2)  Acquisitions
     ............

     On July 1, 2000, Excel Europe, a subsidiary of the Company, acquired substantially all of the assets and certain liabilities of Baublys GmbH ("Baublys"), a company engaged in the manufacturing and sale of customized laser systems and engraving machines. The purchase price, including additional costs directly related to the acquisition amounted to $4.5 million and was internally funded using the Company's own cash. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Baublys have been included in the Company's consolidated results of operations since the date of acquisition. The goodwill, approximating $3.5 million, is being amortized on a straight-line basis over 15 years.
       Pro forma results are not presented for the Baublys acquisition due to immateriality.



(3)  Inventories
     ...........

     Inventories consist of the following:


                                             December 31,
                                             ............
                                          2001         2000
                                       ...........  ...........
          Raw materials                $10,028,445  $12,027,510
          Work-in-process                5,590,729    5,326,625
          Finished goods                 3,001,963    2,157,951
          Consigned inventory              598,558      343,422
                                       ...........  ...........
                                       $19,219,695  $19,855,508
                                       ...........  ...........
                                       ...........  ...........
(4)  Property, Plant and Equipment
     .............................

     Property, plant and equipment at cost consists of the following:
                                                    December 31,
                                              ......................
                                  Useful life     2001        2000
                                  ........... ........... ...........
          Land                        --      $ 4,236,056   2,279,363
          Buildings                30 years    17,363,772   5,005,477
          Leasehold improvements Lease term 1,368,053 1,366,867 Fixtures and computer
            equipment              3-8 years    4,381,915   3,813,555
          Machinery and equipment  4-8 years    7,492,334   7,262,329
          Laboratory equipment     4-8 years    3,222,932   2,824,555
                                              ........... ...........
                                               38,065,062  22,552,146
          Less accumulated
           depreciation and amortization       11,939,715   9,562,113
                                              ........... ...........

                                              $26,125,347 $12,990,033
                                              ............ ..........
                                              ............ ..........

     Synrad acquired land during 2000 for the construction of its new building. The new Synrad facilities, new Control Laser facilities and the expansion of Quantronix's facilities were constructed and occupied during 2001.

     Depreciation and amortization expense aggregated approximately $2.4 million, $2.2 million and $2.0 million for the years ended
      December 31, 2001, 2000 and 1999, respectively.


(5)  Income Taxes
     ............

     Pre-tax income for the years ended December 31, 2001, 2000 and 1999 was comprised of domestic income of $10,414,121, $24,006,442 and $17,888,074, respectively, and foreign losses of $1,237,597, $51,761 and $647,714, respectively.

     The provision for income taxes consists of:

                                           Year ended December 31,
                                   .....................................
                                       2001        2000         1999
                                   ...........  ...........  ...........
         Current:
           Federal                 $ 1,763,497  $ 7,467,742  $ 5,022,224
           State and local             648,539      840,861      948,370
                                   ...........  ...........  ...........
                                     2,412,036    8,308,603    5,970,594
                                   ...........  ...........  ...........
         Deferred:
           Federal                     826,000      (4,900)    (282,000)
                                   ...........  ...........  ...........
                                   $ 3,238,036  $ 8,303,703  $ 5,688,594
                                   ...........  ...........  ...........
                                   ...........  ...........  ...........

     The current provision for income taxes includes a tax benefit of $394 thousand for 2001, $196 thousand for 2000 and $281 thousand for 1999 for utilizing Federal net operating loss carry forwards.

     The effective income tax rate differed from the statutory Federal income tax rate due to the following items:

                                           Year ended December 31,
                                   .....................................
                                       2001        2000         1999
                                   ...........  ...........  ...........
     Taxes at statutory Federal
      income tax rate              $ 3,120,018  $ 8,402,255  $ 5,861,700
     Non deductable amortization
      of goodwill                       96,400       96,400       96,400
     Foreign Sales Corporation
      benefit                        (582,024)    (893,485)    (688,400)
     Change in valuation allowance     357,000       53,100      201,000
     State income taxes, net
      of Federal benefit               428,036      546,560      632,300
     Other                           (181,394)       98,873    (414,406)
                                   ...........  ...........  ...........
                                   $ 3,238,036  $ 8,303,703  $ 5,688,594
                                   ...........  ...........  ...........
                                   ...........  ...........  ...........

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:
                                                       December 31,
                                                ........................
                                                   2001         2000
                                                ...........  ...........
     Deferred tax assets:
       Excess of tax over financial statement
        basis of inventory                      $   610,000  $   733,000
       Allowance for doubtful accounts              155,000       63,000
       Accrued warranty costs                       103,000       22,000
       Other accrued expenses                       244,000      665,000
       Benefits of U.S. net operating
        loss carryforwards                          974,000    1,612,000
       Benefits of foreign net operating
        loss carryforwards                        1,046,000      455,000
       Plant and equipment depreciation             186,000      226,000
                                                ...........  ...........
       Total deferred tax assets                  3,318,000    3,776,000
       Less valuation allowance                 (1,346,000)    (989,000)
                                                ...........  ...........
                                                  1,972,000    2,787,000
                                                ...........  ...........
     Deferred tax liabilities:
       Capitalized software development costs             0     (95,000)
       Goodwill amortization                      (267,000)    (161,000)
                                                ...........  ...........
       Total deferred tax liabilities             (267,000)    (256,000)
                                                ...........  ...........
     Net deferred tax assets                    $ 1,705,000  $ 2,531,000
                                                ...........  ...........
                                                ...........  ...........

     At December 31, 2001, Excel has available net operating loss carryforwards ("NOL's"), expiring in 2005 through 2007, of approximately $1.3 million for income tax purposes. The utilization of NOL's by Excel for income tax purposes is subject to annual limitations imposed by Internal Revenue Code
       Section 382 due to various equity transactions from 1991 to 1993 and alternative minimum tax limitations. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the following year.

     At December 31, 2001, Quantronix and its subsidiaries have available for tax purposes utilizable NOL's of approximately $1.6 million expiring in 2005 through 2007. Such NOL's can only be utilized to offset Quantronix's future taxable income and are limited, in a similar fashion to Excel's NOL's, in each year to approximately $1.1 million as a result of the change in ownership from the merger with Excel.

     While management believes that the Company's deferred tax assets will be realized based on its generation of taxable income in recent years and its future projected taxable income, the substantial restrictions on and time periods required to realize certain of the Company's NOL's make it appropriate to record a valuation allowance against a portion of those NOL's. In addition, a valuation allowance has been provided against all of the Company's foreign net operating loss carryforwards. Accordingly, Excel has provided a total valuation allowance of $1.3 million, as of December 31, 2001. There can be no assurance that the Company will generate sufficient taxable earnings in future years to fully realize recorded tax benefits.


(6)  Accrued Expenses and Other Current Liabilities
     ..............................................

     Accrued expenses and other current liabilities consist of the following:

                                                      December 31,
                                                ........................
                                                   2001         2000
                                                ...........  ...........
     Salaries, wages, commissions
       and bonuses                              $ 1,395,650  $ 2,701,286
     Accrued vacation/holiday/sick pay              672,354      645,168
     Accrued accounts payable                       756,363      417,205
     Customer deposits                              612,781      647,006
     Accrued royalties payable                      101,530      200,183
     Warranty reserve                               400,619      339,812
     Unearned service contract revenue              146,845      159,844
     Professional fees payable                      276,412      210,171
     Income taxes payable                           760,615    1,588,453
     Other                                        1,998,124    1,367,839
                                                ...........  ...........
                                                $ 7,121,293  $ 8,276,967
                                                ...........  ...........
                                                ...........  ...........

(7)  Line of Credit
     ...............

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated, at the Company's election, utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends, and requires payment of interest on a quarterly basis. As of December 31, 2001, the Company had no borrowings outstanding.

(8)  Stockholders' Equity
     ....................

     Stock Option Plans
     ..................

     In 1990, Excel adopted a stock option plan (the "Plan") which provided for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of Excel, to purchase an aggregate of 2,000,000 shares of common stock, as amended, at prices and terms determined by the Board of Directors. Options granted under the Plan, which terminated on July 30, 2000, may be exercisable for a period of up to ten years. Through December 31, 2001, all options granted to employees under the Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years and expire either five or ten years from date of grant.

     The Plan was amended in August 1993 to provide for the automatic grant to each member of the Board of Directors, on the date of each annual meeting of stockholders, non-incentive options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on such date.

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the fair market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the fair market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the fair market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through December 31, 2001, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant.

     A summary of activity related to the Company's stock option plans is as follows:

                                         Number     Weighted average
                                       of shares     exercise price
                                       .........    ................

     Outstanding at December 31, 1998  1,119,520      $     6.88

     Granted                             115,000           13.06
     Exercised                         (261,509)            6.70
     Canceled                           (78,319)            7.00
                                       .........
     Outstanding at December 31, 1999    894,692            7.70

     Granted                             407,000           25.16
     Exercised                         (433,764)            7.48
     Canceled                           (87,752)            7.12
                                       .........
     Outstanding at December 31, 2000    780,176           17.00

     Granted                              55,000           19.71
     Exercised                           (4,244)            7.00
     Canceled                           (10,620)           10.63
                                       .........
     Outstanding at December 31, 2001    820,312      $    17.31
                                       .........
                                       .........

     At December 31, 2001, 2000 and 1999 a total of 410,342, 200,809 and
       571,582 options were exercisable at a weighted average exercise price of $14.81, $13.26 and $7.52 and options for the purchase of 452,050, 543,452, and 862,700, respectively, common shares were available for future grants under the 1998 plan.

     The options outstanding as of December 31, 2001 are summarized in ranges as follows:




                                      Weighted
                       Number of      average
                        options      contractual       Options
     Exercise price   outstanding  remaining life    Excercisable
     ..............   ...........  ..............    ............

       $ 3.26              18          .08 years           18
       $ 6.50           9,334          6.8 years        9,334
       $ 7.00         284,260          5.8 years      193,450
       $13.06          66,200          7.5 years       36,440
       $19.71          55,000          9.3 years       50,000
       $24.63         355,500          8.2 years       71,100
       $29.00          50,000          8.4 years       50,000
                     ........                         .......
                      820,312                         410,342
                     ........                         .......
                     ........                         .......

     Other
     .....

     No warrants were available for exercise during 2001. In 2000 and 1999, respectively, 23,000 and 14,000 warrants were exercised.

     Shares Reserved for Issuance
     ............................

     At December 31, 2001, the Company had reserved, authorized and unissued common shares for the following purposes:

                                        Shares
                                     .........
          1987 Stock option plan            18
          1990 Stock option plan       272,344
          1998 Stock option plan     1,000,000
                                     .........
                                     1,272,362
                                     .........
                                     .........

     Stock-Based Compensation
     ........................

     The per share weighted-average fair value of stock options and warrants granted during 2001, 2000 and 1999 was $9.33, $11.99 and $5.03, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001- expected dividend yield of 0%, risk free interest rate of 4.9%, expected stock volatility of 55% and an expected option life of approximately 4.0 years; 2000- expected dividend yield of 0%, risk free interest rate of 6.3%, expected stock volatility of 53% and an expected option life of approximately 4.0 years; 1999- expected dividend yield of 0%, risk free interest rate of 5.0%, expected stock volatility of 40% and an expected option life of 4.0 years.

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

                                 2001         2000          1999
                              ..........   ..........   ............
     Net earnings:
       As reported            $5,938,488   $15,650,978   $11,551,766
       Pro-forma              $4,440,943   $14,202,464   $10,991,766

     Basic earnings per
      common share:
       As reported                 $0.50         $1.35         $1.04
       Pro-forma                   $0.38         $1.22         $0.99

     Diluted earnings per
      common share:
       As reported                 $0.50        $1.30          $1.00
       Pro-forma                   $0.37        $1.18          $0.95


(9)  Earnings Per Share
     ..................

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                    2001
                                   .....................................
                                    Earnings       Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   ...........  ............  ..........
     Basic EPS                     $ 5,938,488    11,761,911       $0.50
     Effect of Dilutive Securities:
       Options and Warrants                          215,937
                                                 ...........
     Diluted EPS                   $ 5,938,488    11,977,848       $0.50
                                   ...........  ............  ..........
                                   ...........  ............  ..........


                                                    2000
                                   .....................................
                                    Earnings       Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   ...........  ............  ..........
     Basic EPS                     $15,650,978    11,597,102     $1.35
     Effect of Dilutive Securities:
       Options and Warrants                          457,074
                                                  ..........
     Diluted EPS                   $15,650,978    12,054,176     $1.30
                                   ...........  ............  ..........
                                   ...........  ............  ..........

                                                    1999
                                   .....................................
                                    Earnings       Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   ...........  ............  ..........
     Basic EPS                     $11,551,766    11,118,782      $1.04
     Effect of Dilutive Securities:
       Options and Warrants                          489,484
                                                ............
     Diluted EPS                   $11,551,766    11,608,266      $1.00
                                   ...........  ............  ..........
                                   ...........  ............  ..........

(10)  Treasury Stock
      ..............

     The Board of Directors of the Company has authorized the purchase of up to 2 million shares of common stock in the open market at prevailing market prices. As part of this program, the Company acquired 32 thousand shares as treasury stock in 1999 for $348 thousand. In December 1999, the Company retired all of its treasury stock.

(11) Employee Benefit Plan
     .....................

     The Company has a voluntary contribution pension plan, which complies with Section 401(k) of the Internal Revenue Code, as amended. The plan permits employees to make a voluntary contribution of pretax dollars to a pension trust, with a matching contribution by the Company equal to 50% of an employee's basic contribution to the plan up to a maximum of 3% of their salaries. Company contributions to the plan were approximately $404 thousand, $423 thousand and $390 thousand in 2001, 2000 and 1999, respectively.

(12) Commitments and Contingencies
     .............................

     Operating Leases
     .................

     The Company and its subsidiaries lease certain buildings, vehicles and equipment under non-cancelable operating leases. At December 31, 2001, the future minimum lease payments under non-cancelable operating leases are as follows:

                             2002        $  744,417
                             2003           663,698
                             2004           594,583
                             2005           475,917
                             2006           416,294
                             Thereafter     407,465
                                         ..........
                                         $3,302,374
                                         ..........
                                         ..........

     Rent expense approximated $2.09 million, $1.60 million, and $1.57 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Employment and Consulting Agreements
     ....................................

     Excel has entered into employment agreements with certain key executives that provide for severance upon termination without cause, aggregating approximately $1.5 million.

(13) Foreign and Domestic Operations and Export Sales
     ................................................

     The Company operates in one business segment which designs, develops, manufactures and markets laser systems and electro-optical components. Information concerning foreign and domestic operations and export sales is as follows:

                                        As of or the year ended
                                              December 31,
                                     2001         2000         1999
                                ............  ............  ............
     Net sales and services to
      unaffiliated customers:
       United States operations $ 67,260,948  $ 91,018,082  $ 81,837,044
       European operations        20,073,323    15,809,484     7,106,104
       Asian operations            1,158,017       892,834             0
                                ............  ............  ............
                                $ 88,492,288  $107,720,400  $ 88,943,148
                                ............  ............  ............
                                ............  ............  ............
     Operating earnings (loss):
       United States operations $  9,774,458  $ 23,120,998  $ 17,454,571
       European operations       (1,242,962)      (98,690)     (288,078)
       Asian operations               71,799       129,907             0
                                ............  ............  ............
                                $  8,603,295  $ 23,152,215  $ 17,166,493
                                ............  ............  ............
                                ............  ............  ............
     Identifiable assets:
       United States operations $ 85,552,201  $ 83,448,272  $ 77,775,495
       European operations        16,175,597    14,853,942     1,875,056
       Asian operations              777,223       683,455             0
                                ............  ............  ............
                                $102,505,021  $ 98,985,669  $ 79,650,551
                                ............  ............  ............
                                ............  ............  ............

     In determining operating earnings (loss) for each geographic area, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company.

     Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

     During the years ended December 31, 2001, 2000 and 1999, the
       Company had foreign and export sales of approximately $51.3 million, $56.1 million and $41.0 million, representing 58%, 52% and 46%, respectively, of total net sales and services.

     No single customer accounted for more than ten percent of the Company's net sales and services in 2001, 2000 and 1999. One customer accounted for 5.8% of the Company's total accounts receivable at December 31, 2001. No accounts receivable from a customer exceeded five percent of the Company's total accounts receivable at December 31, 2000.

(14) Related Party Transactions
     ..........................

     Two directors of the Company also provide services to the Company as legal counsel. During 2001, 2000 and 1999, the Company paid approximately $55 thousand, $174 thousand and $81 thousand, respectively, for legal services rendered by the respective law firms that the directors represent.

Schedule II
............

                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                    Valuation and Qualifying Accounts
              Years ended December 31, 2001, 2000 and 1999

  Column A            Column B     Column C      Column D     Column E
  ........            ........     ........      ........     ........
                     Balance at   Additions    (Deductions)   Balance at
                     beginning  charged to cost additions -     end of
Description          of period   and expenses    describe       period
............          .........  ..............  ...........   ..........

Allowance for
 doubtful accounts:
 Year ended
 December 31,:

     2001            $ 559,000      $336,000   $(178,000) (1)   $717,000
     2000            $ 464,000      $191,000   $(173,000) (1)   $559,000
                                                  $77,000 (2)
     1999            $ 426,000       $70,697   $ (32,697) (1)   $464,000

  (1)  Uncollectible accounts written off, net of recoveries.
  (2)  Allowance of acquired subsidiary at date of acquisition.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 28, 2000, the Company filed a Current Report on Form 8-K reporting a change in its certifying accountants.

                               PART III
                               ........

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 with respect to the directors and executive officers of registrant is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2001.

ITEM 11.     EXECUTIVE COMPENSATION

     Information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2001.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     Information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2001.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2001.


                                  PART IV
                                  .......

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND
             REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Consolidated Financial Statements (included in Part II, Item 8):

     Reports of Independent Auditors

     Consolidated Balance Sheets as of December 31, 2001 and 2000

     Consolidated Statements of Earnings for the years ended
       December 31, 2001, 2000 and 1999.

     Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 2001, 2000 and 1999.

     Consolidated Statements of Cash Flows for the years ended
       December 31, 2001, 2000 and 1999.

     Notes to Consolidated Financial Statements

2.   Consolidated Financial Statement Schedule
       (included in Part II Item 8)*

     Schedule
     ........

     II   Valuation and Qualifying Accounts

3.   Exhibits included herein:

     See Exhibit Index below for exhibits filed as part of this Annual
       Report on Form 10-K.

(b) Reports on Form 8-K. No reports on Form 8-K were filed in the last quarter of the period covered by this report.

(c) Exhibits. The exhibits required by Item 601 of Regulation S-K are filed herewith.

(d) Financial Statement Schedule. The Financial Statement Schedule required by Regulation S-X is filed herewith.

............................

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

                                           EXCEL TECHNOLOGY, INC.

                                           By:  /s/ J. Donald  Hill
                                                ......................
                                                J. Donald Hill,
                                                Chairman of the Board

                                           By:  /s/ Antoine Dominic
                                                ......................
                                                Antoine Dominic,
                                                Chief Executive Officer
Date:   March 22, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES
INDICATED.

        Signature                 Title                       Date
        .........                 .....                       ....

/s/ J. Donald Hill    Chairman of the Board and Director  March 22, 2002
......................
J. Donald Hill


/s/ Antoine Dominic        Chief Executive Officer,       March 22, 2002
......................    President, Chief Operating
Antoine Dominic        Officer, and Director (Principal
                        Executive Officer and Principal
                       Financial and Accounting Officer)

/s/ Steven Georgiev               Director                March 22, 2002
......................
Steven Georgiev

/s/ Howard S. Breslow             Director                March 22, 2002
......................
Howard S. Breslow

/s/ Joseph J. Ortego              Director                March 22, 2002
......................
Joseph J. Ortego

                            INDEX TO EXHIBITS
 Exhibit
  Number                        Document
..........                       .........
   3.1 Restated Certificate of Incorporation dated November 13, 1990, as amended. Incorporated by reference to the Company's Registration Statement on Form S-1,
              File No. 33-39375.

   3.2 By-Laws, as amended. Incorporated by reference to the Company's Registration Statement on Form S-4,
              File No. 33-47440.

   4          Specimen Certificate for Company's Common Stock.
              Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-39375.

   10.1 1990 Stock Option Plan, as amended. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-52612.

   10.2 Employment Agreement, dated as of October 10, 2000, between the Company and J. Donald Hill. Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   10.3 Employment Agreement, dated as of October 10, 2000, between the Company and Antoine Dominic. Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   10.4 1998 Stock Option Plan. Incorporated by reference to as Exhibit A to the Company's Definitive Proxy Statement, dated April 27, 1998 for the Annual Meeting of
              Stockholders held on June 24, 1998.

   10.5 Loan Agreement, dated as of July 20, 1998, by and among the Company and The Bank of New York. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

   21 List of subsidiaries. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   23.1       Consent of KPMG LLP

   23.2       Consent of Ernst & Young LLP


                                                            Exhibit 23.1


                     Consent of Independent Auditors


The Board of Directors
Excel Technology, Inc.:


We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-71122 and 33-35934) and Form S-3 (No. 33-34523) of
Excel Technology, Inc. of our report dated January 21, 2000, relating to the consolidated statements of income, stockholders' equity, and cash flows of Excel Technology, Inc. and subsidiaries and the related financial statement schedule for the year ended December 31, 1999, which report appears in the December 31, 2001 annual report on Form 10-K of Excel Technology, Inc.

                                                          KPMG LLP


Melville, New York
March 19, 2002


                                                            Exhibit 23.2


                     Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-71122) pertaining to the Excel Technology, Inc. 1990 Stock Option Plan, the Registration Statement (Form S-3 No. 33-34523) of Excel Technology, Inc. and in the related Prospectus, and the Registration Statement (Form S-8 No. 33-35934) pertaining to the Excel Technology 1998 Stock Option Plan of our report dated January 18, 2002, with respect to the consolidated financial statements and schedule of Excel Technology, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2001.

                                                 /s/ Ernst & Young LLP


Melville, New York
March 22, 2002