Form 10-Q
period 2002-03-31
EXCEL TECHNOLOGY INC
filed 2002-05-10
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                ........................................

                                FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.

         (Exact name of Registrant as specified in its Charter)
                ........................................


  For the quarter ended March 31, 2002   Commission File Number 0-19306
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

                            Yes [X]  No [ ]


The number of shares of the Registrant's common stock outstanding as of May 9, 2002 was: 11,798,409.


                                CONTENTS

                     PART I.  FINANCIAL INFORMATION

                                                                     Page
                                                                     ....

Item 1.  Consolidated Financial Statements:
         ..................................

         Consolidated Balance Sheets as of March 31, 2002 (unaudited)
         and December 31, 2001                                          3

         Consolidated Statements of Income (unaudited) for the Three
         Months Ended March 31, 2002 and 2001                           4

         Consolidated Statements of Cash Flows (unaudited) for the
         Three Months Ended March 31, 2002 and 2001                     5

         Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
         Condition and Results of Operations                            7
         ...................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     9
         ..........................................................

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             10
         .................

Item 2.  Changes in Securities and Use of Proceeds                     10
         .........................................

Item 3.  Defaults upon Senior Securities                               10
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders           10
         ...................................................

Item 5.  Other Information                                             10
         .................

Item 6.  Exhibits and Reports on Form 8-K                              10
         ................................

         (a) Exhibits -   (11) Computation of net earnings per share   12

         (b) Reports on Form 8-K



PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements:
         .................................

                      CONSOLIDATED BALANCE SHEETS

                                           March 31, 2002   Dec. 31, 2001
                                           ..............   .............
                                             (Unaudited)
Assets
.......
Current assets:
   Cash and cash equivalents               $  15,452,183    $  16,211,865
   Accounts receivable, less allowance for
    doubtful accounts of $700,000 and
    $717,000 in 2002 and 2001, respectively   15,619,015       15,688,733
  Inventories                                 19,806,528       19,219,695
  Deferred income taxes                        1,112,000        1,112,000
  Other current assets                         1,682,974        1,369,903
                                           .............    .............
         Total current assets                 53,672,700       53,602,196
                                           .............    .............

Property, plant and equipment - at cost       26,794,427       26,125,347
Other assets                                      66,325           64,362
Deferred income taxes                            593,000          593,000
Goodwill, net of accumulated amortization
   of $6,586,773 in 2002 and 2001,
   respectively                               22,120,116       22,120,116
                                           .............    .............

          Total assets                     $ 103,246,568    $ 102,505,021
                                           .............    .............
                                           .............    .............

Liabilities and Stockholders' Equity
.....................................

Current liabilities:
   Accounts payable                        $   3,082,792    $   3,786,154
   Accrued expenses and other
     current liabilities                       6,718,037        7,121,293
                                           .............    .............
          Total current liabilities            9,800,829       10,907,447
                                           .............    .............
Stockholders' equity:
   Preferred stock, par value
      $.001 per share:  2,000,000 shares
      authorized, none issued                          0                0
   Common stock, par value
      $.001 per share:  20,000,000 shares
      authorized, 11,773,869 and 11,763,569
      shares issued in 2002 and 2001,
      respectively                                11,774           11,764
   Additional paid-in capital                 44,928,593       44,856,504
   Retained earnings                          49,650,154       47,783,066
   Accumulated other comprehensive loss      (1,144,782)      (1,053,760)
                                           .............    .............

         Total stockholders' equity           93,445,739       91,597,574
                                           .............    .............

         Total liabilities and
           stockholders' equity            $ 103,246,568    $ 102,505,021
                                           .............    .............
                                           .............    .............




See Notes to Consolidated Financial Statements.



                    CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)
                                                 Three Months Ended
                                                      March 31,
                                           ..............................
                                                2002            2001
                                           .............    .............

Net sales and services                     $  19,753,668    $  24,794,814

Cost of sales and services                    10,375,225       12,880,099
                                           .............    .............


Gross profit                                   9,378,443       11,914,715

Operating expenses:
  Selling and marketing                        2,761,558        2,984,902
  General and administrative                   1,581,451        1,874,962
  Research and development                     2,273,121        2,360,175
  Amortization of goodwill                             0          364,660
                                           .............    .............

Income from operations                         2,762,313        4,330,016

Non-operating expenses (income):
  Interest expense                                 1,930           12,192
  Interest income                               (58,680)        (265,695)
  Other expense (income), net                     32,364         (13,078)
                                           .............    .............

Income before provision for income taxes       2,786,699        4,596,567

Provision for income taxes                       919,611        1,631,792
                                           .............    .............

Net income                                 $   1,867,088    $   2,964,805
                                           .............    .............
                                           .............    .............

Basic earnings per common share                    $0.16            $0.25
                                                   .....            .....
                                                   .....            .....

Weighted average common shares outstanding    11,772,725       11,759,718
                                           .............    .............
                                           .............    .............

Diluted earnings per common share                  $0.16            $0.25
                                                   .....            .....
                                                   .....            .....

Weighted average common shares and
  common share equivalents outstanding        11,995,176       11,990,587
                                           .............    .............
                                           .............    .............


See Notes to Consolidated Financial Statements.



                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                           ..............................
                                                2002            2001
                                           .............    .............

Operating activities:
Net earnings                                $  1,867,088    $  2,964,805
  Adjustments to reconcile net
    earnings to net cash provided by
    operating activities:

      Depreciation and amortization              724,236          990,160
      Provision for bad debts                    170,592           42,502
      Deferred income taxes                        (555)          (4,898)
      Changes in operating assets
        and liabilities:
          Accounts receivable                  (237,293)        (166,010)
          Inventories                          (457,791)      (1,489,807)
          Other current assets                 (336,030)           68,403
          Other assets                           (1,963)           27,844
          Accounts payable                     (684,782)          309,940
          Accrued expenses and other
            current liabilities                (367,984)          722,002
                                           .............    .............
                   Net cash provided by
                      operating activities       675,518        3,464,941
                                           .............    .............
Investing activities:
  Purchases of property,
    plant and equipment                      (1,494,298)      (2,395,493)
                                           .............    .............
                   Net cash used in
                     investing activities    (1,494,298)      (2,395,493)
                                           .............    .............
Financing activities:
  Proceeds from exercise of common stock
    options and warrants                          72,099            4,198
  Payments of notes payable                            0          (4,487)
                                           .............    .............
                   Net cash provided by
                     (used in) financing
                     activities                   72,099            (289)
                                           .............    .............

Effect of exchange rate changes on cash and
  cash equivalents                              (13,001)        (622,584)
                                           .............    .............
Net (decrease) increase in cash and
  equivalents                                  (759,682)          446,575
Cash and equivalents, beginning of period     16,211,865       19,006,192
                                           .............    .............
Cash and equivalents, end of period        $  15,452,183    $  19,452,767
                                           .............    .............
                                           .............    .............

Supplemental cash flow information:
...................................
Cash paid for:
  Interest                                 $       1,930     $     12,192
  Income taxes                             $      43,509     $    376,662


See Notes to Consolidated Financial Statements.


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS:
     .................................

     The consolidated balance sheet as of March 31, 2002, and the consolidated statements of income and cash flows for the three months ended March 31, 2002 and March 31, 2001 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2002 and for all periods presented.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

B.   INVENTORIES
     ..........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:



                                    March 31, 2002     December 31, 2001
                                    ..............     .................

     Raw Materials                  $   10,584,617        $   10,028,445
     Work in Process                     5,522,799             5,590,729
     Finished Goods                      2,487,457             3,001,963
     Consigned Inventory                 1,211,655               598,558
                                    ..............        ..............
                                    $   19,806,528        $   19,219,695
                                    ..............        ..............
                                    ..............        ..............

C.   LINE-OF-CREDIT
     ..............

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated, at the Company's election, utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends, and requires payment of interest on a quarterly basis. As of March 31, 2002, the Company had no borrowings outstanding.


D.   COMPREHENSIVE INCOME
     .....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $1,776,066 and $2,342,221 for the three months ended March 31, 2002 and 2001, respectively.


E.   NEW ACCOUNTING PRONOUNCEMENTS
     .............................

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Had this standard been applied for the three months ended March 31, 2001, net income would have been increased to $3.3 million, basic earnings per share would have been $0.28 and diluted earnings per share would have been $0.28.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of this statement did not have an impact on the Company's results of operations or financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ...............................................................
         Results of Operations
         .....................

Results of Operations
.......................

     Net sales and services for the quarter ended March 31, 2002 decreased $5.0 million or 20.3% to $19.8 million from $24.8 million for the comparable period in the prior year. The decrease is attributable to decreases in sales of marking systems, scanners and CO2 lasers.

     Gross margins decreased to 47.5% for the period ended March 31, 2002 from 48.1% in the same period ended March 31, 2001 primarily due to the product mix and to fixed costs being absorbed by lower sales volume. Product margins vary from direct sales to distributor sales and also vary from product to product. The Company offers more than 250 product configurations.

     Selling and marketing expenses decreased to $2.8 million in the quarter ended March 31, 2002 from $3.0 million in the quarter ended March 31, 2001. The decrease of $223 thousand or 7.5% is primarily attributable to the decreased variable costs such as commissions associated with the decreased sales volume. Selling and marketing expenses as a percentage of sales increased to 14.0% for the quarter ended March 31, 2002 from 12.0% for the comparable period in the prior year. The increase is essentially attributable to fixed costs being absorbed by lower sales volume.

     General and administrative expenses decreased $294 thousand or 15.7% from $1.9 million in the quarter ended March 31, 2001 to $1.6 million in the current period. The decrease is primarily attributable to lower bonus expenses associated with lower operating income in 2002.

     Research and development costs were $2.3 million for the quarter ended March 31, 2002, a decrease of $87 thousand from the $2.4 million for the comparable period in the prior year. The decrease is primarily attributable to decreased material costs in our research and development activities.

     Interest expense was $2 thousand versus $12 thousand for the quarters ended March 31, 2002 and 2001, respectively. The decrease is due to reduced short-term borrowing by the Company's European subsidiaries.

     The decrease in interest income of $207 thousand to $59 thousand in the quarter ended March 31, 2002 from $266 thousand in the same period of 2001 is primarily due to reduced effective interest rates during the periods in comparison. In addition, decreased average investable cash balances were slightly lower during the quarter ended March 31, 2002.

     Other income/expense resulted in expense of $32 thousand for the quarter ended March 31, 2002 as compared to income of $13 thousand for the quarter ended March 31, 2001. This is primarily due to higher foreign exchange losses realized by the Company's European subsidiary.

     The provision for income taxes decreased $712 thousand or 43.6% from $1.6 million in the quarter ended March 31, 2001 to $920 thousand for the current quarter ended March 31, 2002. The decrease is primarily attributable to lower taxable earnings in the quarter ended March 31, 2002 as compared to the same period in the prior year.


Liquidity and Capital Resources
................................

     Working capital at March 31, 2002 was $43.9 million compared to $42.7 million at December 31, 2001. Cash and equivalents were $15.5 million at March 31, 2002 and $16.2 million at December 31, 2001.

     The Company anticipates spending approximately $6.0 million for capital expenditures in 2002, which includes payment of the remaining balances for construction of a building for Synrad, Baublys-Control Laser and expansion of the Quantronix facilities. Approximately $1.5 million was spent during the three months ended March 31, 2002. The Company had capital expenditures of approximately $15.5 million for the year ended December 31, 2001.

     The Company had no outstanding long-term debt and $15 million available on its line of credit as of March 31, 2002, as described in Note C to the consolidated financial statements.

     The Company believes that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.

Inflation
..........

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Forward-Looking Statements
...........................

     The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10K for the year ended December 31, 2001. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ..........................................................

Market Risk
............

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on demand deposits with banks and money market funds and exchange rates, generating translation and transaction gains and losses.

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash and equivalents, with carrying amounts approximating market value. Assuming investment levels remain the same, a one-point change in interest rates would not have a material impact on the Company's interest income.

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         .................

         For information concerning Legal Proceedings, reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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


DATED:   May 10, 2002

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



EXHIBIT 11

COMPUTATION OF NET EARNINGS PER SHARE (Unaudited)

                                   BASIC                  DILUTED

                             Three Months Ended      Three Months Ended
                                  March 31,               March 31,
                          ...............................................
                              2002        2001        2002        2001
                          ........... ........... ........... ...........

Net earnings              $ 1,867,088 $ 2,964,805 $ 1,867,088 $ 2,964,805
                          ........... ........... ........... ...........
                          ........... ........... ........... ...........

Weighted average
  common shares
  outstanding              11,772,725  11,759,718  11,772,725  11,759,718

Weighted average common
  share equivalents
  outstanding:

    Options and warrants            0           0     222,451     230,869
                          ........... ........... ........... ...........

Weighted average common
  shares and common shares
  equivalent outstanding   11,772,725  11,759,718  11,995,176  11,990,587
                          ........... ........... ........... ...........
                          ........... ........... ........... ...........

Net earnings per share         $ 0.16      $ 0.25      $ 0.16      $ 0.25
                               ......      ......      ......      ......
                               ......      ......      ......      ......