Form 10-Q
period 2002-06-30
EXCEL TECHNOLOGY INC
filed 2002-08-08
CIK 873603

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


  For the quarter ended June 30, 2002   Commission File Number 0-19306
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

                            Yes [X]  No [ ]


The number of shares of the Registrant's common stock outstanding as of August 6, 2002 was: 11,799,204.


                                CONTENTS

                     PART I.  FINANCIAL INFORMATION

                                                                     Page
                                                                     ....

Item 1.  Consolidated Financial Statements:
         ..................................

         Consolidated Balance Sheets as of June 30, 2002 (unaudited)
         and December 31, 2001                                          3

         Consolidated Statements of Income (unaudited) for the Three
         Months Ended June 30, 2002 and 2001                            4

         Consolidated Statements of Income (unaudited) for the Six
         Months Ended June 30, 2002 and 2001                            5



         Consolidated Statements of Cash Flows (unaudited) for the
         Three Months Ended June 30, 2002 and 2001                      6

         Notes to Consolidated Financial Statements                     7


Item 2.  Management's Discussion and Analysis of Financial
         .................................................
         Condition and Results of Operations                            8
         ...................................


Item 3.  Quantitative and Qualitative Disclosures about Market Risk    11
         ..........................................................


                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             12
         .................

Item 2.  Changes in Securities and Use of Proceeds                     12
         .........................................

Item 3.  Defaults upon Senior Securities                               12
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders           12
         ...................................................

Item 5.  Other Information                                             12
         .................

Item 6.  Exhibits and Reports on Form 8-K                              12
         ................................

         (a) Exhibits -   (11) Computation of net earnings per share   14

         (b) Reports on Form 8-K



PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         .................................





                      CONSOLIDATED BALANCE SHEETS

                                           June 30, 2002   Dec. 31, 2001
                                           .............   .............
                                                  (Unaudited)
Assets
.......
Current assets:
  Cash and cash equivalents                $  18,327,606   $  16,211,865
  Accounts receivable, less allowance for
    doubtful accounts of $755,000 and
    $717,000 in 2002 and 2001, respectively   16,742,439      15,688,733
  Inventories                                 21,229,397      19,219,695
  Deferred income taxes                        1,112,000       1,112,000
  Other current assets                         1,608,008       1,369,903
                                           .............   .............
          Total current assets                59,019,450      53,602,196
                                           .............   .............
Property, plant and equipment - at cost       27,245,890      26,125,347
Other assets                                      50,901          64,362
Deferred income taxes                            593,000         593,000
Goodwill, net of accumulated amortization
  of $6,586,773 in 2002 and 2001,
  respectively                                22,120,116      22,120,116
                                           .............   .............

          Total assets                     $ 109,029,357   $ 102,505,021
                                           .............   .............
                                           .............   .............
Liabilities and Stockholders' Equity
.....................................

Current liabilities:
  Accounts payable                         $   4,459,776   $   3,786,154
  Accrued expenses and other current
    liabilities                                7,524,697       7,121,293
                                           .............   .............

          Total current liabilities           11,984,473      10,907,447
                                           .............   .............
Stockholders' equity:
  Preferred stock, par value $.001
    per share:  2,000,000 shares
    authorized, none issued                            0               0
  Common stock, par value $.001 per share:
    20,000,000 shares authorized,
    11,798,984 and 11,763,569 shares issued
    in 2002 and 2001, respectively                11,799          11,764
  Additional paid-in capital                  45,313,234      44,856,504
  Retained earnings                           52,024,897      47,783,066
  Accumulated other comprehensive loss         (305,046)     (1,053,760)
                                           .............   .............
          Total stockholders' equity          97,044,884      91,597,574
                                           .............   .............
          Total liabilities and
            stockholders' equity           $ 109,029,357   $ 102,505,021
                                           .............   .............
                                           .............   .............

See Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                                                 Three Months Ended
                                                      June 30,
                                           .............................
                                               2002             2001
                                           .............   .............

Net sales and services                     $  22,061,668   $  23,949,529
Cost of sales and services                    11,728,916      12,656,314
                                           .............   .............
Gross profit                                  10,332,752      11,293,215

Operating expenses:
  Selling and marketing                        2,797,403       3,353,487
  General and administrative                   1,872,628       1,833,294
  Research and development                     2,176,088       2,227,789
  Amortization of goodwill                             0         362,464
                                           .............   .............
  Income from operations                       3,486,633       3,516,181

Non-operating expenses (income):
  Interest expense                                 1,480             328
  Interest income                               (67,512)       (184,115)
  Other, net                                       8,273          30,472
                                           .............   .............

Income before provision for income taxes       3,544,392       3,669,496

Provision for income taxes                     1,169,649       1,295,332
                                           .............   .............

Net income                                 $   2,374,743   $   2,374,164
                                           .............   .............
                                           .............   .............

Basic earnings per common share                    $0.20           $0.20
                                                   .....           .....
                                                   .....           .....

Weighted average common
  shares outstanding                          11,792,358      11,761,173
                                           .............   .............
                                           .............   .............

Diluted earnings per common share                  $0.20           $0.20
                                                   .....           .....
                                                   .....           .....

Weighted average common shares and
  common share equivalents outstanding        12,162,030      11,992,596
                                           .............   .............
                                           .............   .............

See Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                                                  Six Months Ended
                                                      June 30,
                                           .............................
                                               2002             2001
                                           .............   .............
Net sales and services                     $  41,815,336   $  48,744,343

Cost of sales and services                    22,104,141      25,536,413
                                           .............   .............

Gross profit                                  19,711,195      23,207,930

Operating expenses:
  Selling and marketing                        5,558,961       6,338,391
  General and administrative                   3,454,079       3,708,256
  Research and development                     4,449,209       4,587,963
  Amortization of goodwill                             0         727,124
                                           .............   .............
Income from operations                         6,248,946       7,846,196

Non-operating expenses (income):
  Interest expense                                 3,410          12,521
  Interest income                              (126,192)       (449,812)
  Other, net                                      40,637          17,394
                                           .............   .............

Income before provision for income taxes       6,331,091       8,266,093

Provision for income taxes                     2,089,260       2,927,124
                                           .............   .............
Net income                                 $   4,241,831   $   5,338,969
                                           .............   .............
                                           .............   .............

Basic earnings per common share                    $0.36           $0.45
                                                   .....           .....
                                                   .....           .....

Weighted average common shares outstanding    11,782,595      11,760,450
                                           .............   .............
                                           .............   .............

Diluted earnings per common share                   0.35           $0.45
                                                    ....           .....
                                                    ....           .....
Weighted average common shares and
     common share equivalents outstanding     12,063,090      11,990,897
                                           .............   .............
                                           .............   .............

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                  Six Months Ended
                                                      June 30,
                                           .............................
                                               2002             2001
                                           .............   .............
Operating activities:
Net earnings                               $   4,241,831   $   5,338,969
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Depreciation and amortization               1,469,540       1,983,174
   Provision for bad debts                       217,804          34,756
   Deferred income taxes                           2,088               0
   Changes in operating assets
    and liabilities:
     Accounts receivable                       (579,286)       2,147,416
     Inventories                             (1,761,466)     (1,948,992)
     Other current assets                      (131,796)         111,650
     Other assets                                13,461           53,291
     Accounts payable                           550,108        (707,402)
     Accrued expenses and other
      current liabilities                       229,086      (1,182,138)
                                           .............   .............
          Net cash provided by
            operating activities              4,251,370        5,830,724
                                           .............   .............
Investing activities:
 Purchases of property,
  plant and equipment                        (2,606,781)     (5,476,546)
                                           .............   .............
          Net cash used in
            investing activities             (2,606,781)     (5,476,546)
                                           .............   .............
Financing activities:
 Proceeds from exercise of common stock
  options and warrants                           456,765          14,559
 Payments of notes payable                             0         (9,096)
                                           .............   .............
          Net cash provided by
            financing activities                 456,765           5,463
                                           .............   .............
Effect of exchange rate changes on
 cash and cash equivalents                        14,387       (954,084)
                                           .............   .............
Net increase (decrease) in cash
 and cash equivalents                          2,115,741       (594,443)

Cash and cash equivalents,
  beginning of period                         16,211,865      19,006,192
                                           .............   .............
Cash and cash equivalents, end of period   $  18,327,606   $  18,411,749
                                           .............   .............
                                           .............   .............

Supplemental cash flow information:
....................................
Cash paid for:
 Interest                                 $        3,410   $      17,394
 Income taxes                             $      785,607   $   3,382,396

See Notes to Consolidated Financial Statements.


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS:
     ..................................

     The consolidated balance sheet as of June 30, 2002, the consolidated statements of income for the three months and six months ended June 30, 2002 and June 30, 2001, and the consolidated statement of cash flows for the six months ended June 30, 2002 and June 30, 2001 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

B.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:

                                   June 30, 2002   December 31, 2001
                                   .............   .................
     Raw Materials                 $  10,999,045       $  10,028,445
     Work in Process                   5,572,155           5,590,729
     Finished Goods                    3,286,067           3,001,963
     Consigned Inventory               1,372,130             598,558
                                   .............       .............
                                   $  21,229,397       $  19,219,695
                                   .............       .............
                                   .............       .............

C.   LINE-OF-CREDIT
     ..............

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated, at the Company's election, utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends, and requires payment of interest on a quarterly basis. As of June 30, 2002, the Company had no borrowings on its line of credit.


D.   NEW ACCOUNTING PRONOUNCEMENTS
     .............................

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Had this standard been applied for the three and six months ended June 30, 2001, respectively, net income would have been increased to $2.7 and $6.1 million, basic earnings per share would have been $0.23 and $0.52 and diluted earnings per share would have been $0.23 and $0.51.

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


Results of Operations
......................

     Net sales and services for the quarter ended June 30, 2002 decreased $1.9 million or 7.9% to $22.1 million from $23.9 million for the comparable period in the prior year. For the six months ended June 30, 2002, net sales and services were $41.8 million, a decrease of $6.9 million or 14.2% from $48.7 million in the six months ended June 30, 2001. The decreases are mainly attributable to a reduction in sales of scanners and marking systems.

     Gross margins decreased to 46.8% for the quarter ended June 30, 2002 as compared to 47.2% in the same period in the prior year. For the six months ended June 30, 2002, gross margins decreased to 47.1% from 47.6% in the same six months ended June 30, 2001. The increases in cost as a percentage of sales are primarily due to the product mix and to fixed costs being absorbed by the lower sales volume. Product margins vary from direct sales to distributor sales and also vary from product to product. The Company offers more than 250 product configurations.

     Selling and marketing expenses decreased to $2.8 million in the quarter ended June 30, 2002 from $3.4 million in the quarter ended June 30, 2001. Selling and marketing expenses as a percentage of sales decreased to 12.7% for the quarter ended June 30, 2002 from 14.0% for the comparable period in the prior year. The decrease of $556 thousand or 16.6% in selling and marketing expenses for the current quarter is primarily attributable to a decrease in variable costs associated with the lower sales volume. For the six months ended June 30, 2002, selling and marketing expenses were $5.6 million as compared to $6.3 million for the same period in 2001. Selling and marketing expenses as a percentage of sales increased to 13.3% for the six months ended June 30, 2002 from 13.0% for the comparable period in the prior year. The increase in selling expenses, as a percentage of sales is essentially attributable to the absorption of higher fixed costs over a lower sales volume.

     General and administrative expenses increased $39 thousand or 2.1% from $1.83 million in the quarter ended June 30, 2001 to $1.87 million in the current period. The increase is primarily attributable to slightly higher legal, accounting and bonus expenses for the quarters in comparison. For the six months ended June 30, 2002, general and administrative expenses decreased $254 thousand to $3.5 million from $3.7 million in 2001. The decrease is primarily attributable to reduced bonus expense during the 2002 period.

     Research and development costs for the quarter ended June 30, 2002 decreased $52 thousand or 2.3% to $2.18 million from $2.23 million in the quarter ended June 30, 2001. For the six months ended June 30, 2002, research and development costs decreased $139 thousand or 3.0% to $4.4 million from $4.6 million in 2001. The decreases are primarily attributable to reduced research and development material costs during the periods in comparison.

     Interest expense was $3.0 thousand versus $13.0 thousand for the six months ended June 30, 2002 and 2001, respectively. The decrease is due to reduced short-term borrowing by the Company's European subsidiaries.

     Interest income decreased to $68 thousand for the quarter ended June 30, 2002 from $184 thousand in the same period of 2001, a decrease of $117 thousand. For the six months ended June 30, 2002 and June 30, 2001, interest income was $126 thousand and $450 thousand, respectively. The decreases are primarily due to the reduced effective interest rates during the periods in comparison.

     Other income/expense resulted in expense of $8 thousand for the quarter ended June 30, 2002 as compared to $30 thousand for the quarter ended June 30, 2001. Other income/expense resulted in expense of $41 thousand for the six months ended June 30, 2002 as compared to $17 thousand for the six months ended June 30, 2001. The changes are primarily due to foreign exchange gains and losses realized by the Company's European subsidiary.

     The provision for income taxes decreased $126 thousand or 9.7% from $1.3 million in the quarter ended June 30, 2001 to $1.2 million for the current quarter ended June 30, 2002. For the six months ended June 30, 2002, the provision for income taxes decreased $838 thousand or 28.6% from $2.9 million in the six months ended June 30, 2001 to $2.1 million in the comparable period in 2002. The decreases are primarily attributable to lower taxable earnings in both 2002 periods as compared to the same periods in the prior year.

Liquidity and Capital Resources
................................

     Working capital at June 30, 2002 was $47.0 million compared to $42.7 million at December 31, 2001. Cash and equivalents were $18.3 million at June 30, 2002 and $16.2 million at December 31, 2001.

     The Company anticipates spending $4.5 million for capital expenditures in 2002, which includes approximately $1.7 million for payments of remaining balances on the construction of buildings for Synrad, Baublys-Control Laser and expansion of the Quantronix facilities. Approximately $2.6 million was spent for purchases of property, plant and equipment during the six months ended June 30, 2002. The Company had capital expenditures of approximately $15.5 million for the year ended December 31, 2001. Depreciation and amortization expense for the six months ended June 30, 2002 was approximately $1.5 million, including $300 thousand for buildings and $1.2 million for all other property, plant and equipment.

     The Company had no outstanding long-term debt and $15 million available on its line of credit as of June 30, 2002, as described in Note C to the accompanying consolidated financial statements.

     The Company believes that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.

Inflation
..........

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Forward-Looking Statements
............................

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

          None.

Item 3.   Defaults upon Senior Securities
          ...............................

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders
          ...................................................

          (i) The Company's Annual Meeting of Stockholders was held on May 28, 2002. At the Meeting: The following persons were elected as directors of the Company, to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified, each receiving the number of votes set forth opposite their names:

                                      FOR       WITHHELD   AGAINST
                                   ..........   ........   .......
                J. Donald Hill     10,738,450       0      272,166
                Antoine Dominic    10,738,420       0      272,196
                Steven Georgiev    10,922,970       0       87,646
                Howard S. Breslow  10,922,970       0       87,646
                Joseph J. Ortego   10,922,970       0       87,646

          (ii) The appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2002 was ratified, with 10,908,548 shares voting in favor of the appointment, 69,556 shares voting against, and 32,511 shares abstaining from voting.

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


DATED:  August 8, 2002

        EXCEL TECHNOLOGY, INC.


   By:  /s/  J. Donald Hill
        ...........................
        J. Donald Hill,
        Chairman of the Board


   By:  /s/ Antoine Dominic
        ...........................
        Antoine Dominic, President,
        Chief Executive Officer, and
        Chief Operating Officer
        (Principal Accounting Officer)













EXHIBIT 11

COMPUTATION OF NET EARNINGS PER SHARE (Unaudited)

                                  BASIC                  DILUTED
                            Three Months Ended       Three Months Ended
                                 June 30,                June 30,
                          .......................  .....................
                            2002        2001        2002        2001
                          ..........  ..........  ..........  ..........
Net earnings              $2,374,743  $2,374,164  $2,374,743  $2,374,164
                          ..........  ..........  ..........  ..........
                          ..........  ..........  ..........  ..........
Weighted average common
 shares outstanding       11,792,358  11,761,173  11,792,358  11,761,173

Weighted average common
 share equivalents:
  Options and warrants             0           0     369,672     231,423
                          ..........  ..........  ..........  ..........
Weighted average common
 shares and common shares
 equivalent outstanding   11,792,358  11,761,173  12,162,030  11,992,596
                          ..........  ..........  ..........  ..........
                          ..........  ..........  ..........  ..........

Net earnings per share         $0.20       $0.20       $0.20       $0.20
                               .....       .....       .....       .....
                               .....       .....       .....       .....

                             Six Months Ended       Six Months Ended
                                 June 30,                June 30,
                          ......................  ......................
                             2002        2001        2002        2001
                          ..........  ..........  ..........  ..........

Net earnings              $4,241,831  $5,338,969  $4,241,831  $5,338,969
                          ..........  ..........  ..........  ..........
                          ..........  ..........  ..........  ..........
Weighted average common
 shares outstanding       11,782,595  11,760,450  11,782,595  11,760,450

Weighted average common
 share equivalents:
  Options and warrants             0           0     280,495     230,447
                          ..........  ..........  ..........  ..........
Weighted average common
 shares and common shares
 equivalent outstanding   11,782,595  11,760,450  12,063,090  11,990,897
                          ..........  ..........  ..........  ..........
                          ..........  ..........  ..........  ..........

Net earnings per share         $0.36       $0.45       $0.35       $0.45
                               .....       .....       .....       .....
                               .....       .....       .....       .....