Form 10-Q/A
period 2002-06-30
EXCEL TECHNOLOGY INC
filed 2002-08-19
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                ........................................

                                FORM 10-Q/A
                             AMENDMENT NO. 1

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


                      PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          ................................

          a) Exhibits -

               11.  Computation of net earnings per share
               99.  Certification of Periodic Report

          b) Reports on Form 8-K - None




                               SIGNATURES
                               ..........

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:  August 19, 2002

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
                               .....       .....       .....       .....
                               .....       .....       .....       .....


                                                              EXHIBIT 99.

                    CERTIFICATION OF PERIODIC REPORT
                    ................................

      I, Antoine Dominic, Chief Executive Officer and Chief Operating Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 19, 2002

                                             /s/ Antoine Dominic
                                             ...........................
                                             Antoine Dominic, Chief
                                             Executive Officer and Chief
                                             Operating Officer