Form 10-Q
period 2002-09-30
EXCEL TECHNOLOGY INC
filed 2002-11-06
CIK 873603

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


For the quarter ended September 30, 2002   Commission File Number 0-19306

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

                            Yes [X]  No [ ]


The number of shares of the Registrant's common stock outstanding as of November 4, 2002 was: 11,804,369.





                                CONTENTS

                     PART I.  FINANCIAL INFORMATION

                                                                     Page
                                                                     ....

Item 1.  Consolidated Financial Statements:
         ..................................

         Consolidated Balance Sheets as of September 30, 2002
         (unaudited) and December 31, 2001                              3

         Consolidated Statements of Income (unaudited) for the Three
         Months Ended September 30, 2002 and 2001                       4

         Consolidated Statements of Income (unaudited) for the Nine
         Months Ended September 30, 2002 and 2001                       5

         Consolidated Statements of Cash Flows (unaudited) for the
         Nine Months Ended September 30, 2002 and 2001                  6

         Notes to Consolidated Financial Statements                     7


Item 2.  Management's Discussion and Analysis of Financial
         .................................................
           Condition and Results of Operations                          8
           ...................................


Item 3.  Quantitative and Qualitative Disclosures about Market Risk    11
         ..........................................................

Item 4.  Controls and Procedures                                       11
         .......................



                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             13
         .................

Item 2.  Changes in Securities and Use of Proceeds                     13
         .........................................

Item 3.  Defaults upon Senior Securities                               13
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders           13
         ...................................................

Item 5.  Other Information                                             13
         .................

Item 6.  Exhibits and Reports on Form 8-K                              13
         ................................

         (a) Exhibits -   (11) Computation of net earnings per share   17
                          (99) Certification of Periodic Report        18

         (b) Reports on Form 8-K






PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         .................................


                       CONSOLIDATED BALANCE SHEETS


                                            Sept. 30, 2002  Dec. 31, 2001
                                            ..............  .............
                                                      (Unaudited)
Assets
.......
Current assets:
  Cash and cash equivalents                   $ 17,973,312  $ 16,211,865
  Accounts receivable, less allowance
    for doubtful accounts of $800,000 and
    $717,000 in 2002 and 2001, respectively     18,861,206     15,688,733
  Inventories                                   22,233,671     19,219,695
  Deferred income taxes                          1,112,000      1,112,000
  Other current assets                           1,239,505      1,369,903
                                              ............   ............

        Total current assets                    61,419,694     53,602,196
                                              ............   ............

Property, plant and equipment, net of
  depreciation                                  27,462,311     26,125,347
Other assets                                       149,783         64,362
Deferred income taxes                              593,000        593,000
Goodwill, net of accumulated amortization of
  $6,586,773 in 2002 and 2001, respectively     22,120,116     22,120,116
                                              ............   ............

        Total assets                          $111,744,904   $102,505,021
                                              ............   ............
                                              ............   ............
Liabilities and Stockholders' Equity
.....................................
Current liabilities:
  Accounts payable                            $  4,533,418   $  3,786,154
  Accrued expenses and other current
    liabilities                                  8,182,913      7,121,293
                                              ............   ............
        Total current liabilities               12,716,331     10,907,447
                                              ............   ............
  Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000,000 shares authorized, none issued             0              0
  Common stock, par value $.001 per share:
    20,000,000 shares authorized,
    11,800,369 and 11,763,569 shares issued
    in 2002 and 2001, respectively                  11,800         11,764
  Additional paid-in capital                    45,322,926     44,856,504
  Retained earnings                             54,521,598     47,783,066
  Accumulated other comprehensive loss           (827,751)    (1,053,760)
                                              ............   ............

        Total stockholders' equity              99,028,573     91,597,574
                                              ............   ............

        Total liabilities and
          stockholders' equity                $111,744,904   $102,505,021
                                              ............   ............
                                              ............   ............



See Notes to Consolidated Financial Statements.




                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                                                 Three Months Ended
                                                   September 30,
                                           .............................
                                               2002             2001
                                           .............   .............

Net sales and services                     $  22,897,504   $  21,563,646

Cost of sales and services                    11,897,043      12,488,506
                                           .............   .............

Gross profit                                  11,000,461       9,075,140

Operating expenses:
  Selling and marketing                        2,999,818       2,835,621
  General and administrative                   2,145,394       1,563,194
  Research and development                     2,333,631       2,328,613
  Amortization of goodwill                             0         362,434
                                           .............   .............

Income from operations                         3,521,618       1,985,278

Non-operating expenses (income):
  Interest expense                                 2,357           1,898
  Interest income                               (72,612)       (139,280)
  Other, net                                   (134,542)          21,672
                                           .............   .............

Income before provision for income taxes       3,726,415       2,100,988

Provision for income taxes                     1,229,717         717,487
                                           .............   .............

Net income                                  $  2,496,698    $  1,383,501
                                           .............   .............
                                           .............   .............


Basic earnings per common share                    $0.21           $0.12
                                                   .....           .....
                                                   .....           .....

Weighted average common shares outstanding    11,799,700      11,763,149
                                           .............   .............
                                           .............   .............

Diluted earnings per common share                  $0.21           $0.12
                                                   .....           .....
                                                   .....           .....

Weighted average common shares and
  common share equivalents outstanding        12,113,953      11,977,783
                                           .............    ............
                                           .............    ............


See Notes to Consolidated Financial Statements.




                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                                                 Nine Months Ended
                                                    September 30,
                                           .............................
                                               2002             2001
                                           .............   .............

Net sales and services                     $  64,712,840   $  70,307,989

Cost of sales and services                    34,001,184      38,024,919
                                           .............   .............


Gross profit                                  30,711,656      32,283,070

Operating expenses:
  Selling and marketing                        8,558,779       9,174,012
  General and administrative                   5,599,473       5,271,450
  Research and development                     6,782,840       6,916,576
  Amortization of goodwill                             0       1,089,558
                                           .............   .............

Income from operations                         9,770,564       9,831,474

Non-operating expenses (income):
  Interest expense                                 5,767          14,419
  Interest income                              (198,804)       (589,092)
  Other, net                                    (93,905)          39,066
                                           .............   .............


Income before provision for income taxes      10,057,506      10,367,081

Provision for income taxes                     3,318,977       3,644,611
                                           .............   .............

Net income                                  $  6,738,529    $  6,722,470
                                           .............   .............
                                           .............   .............


Basic earnings per common share                    $0.57           $0.57
                                                   .....           .....
                                                   .....           .....


Weighted average common shares outstanding    11,788,358      11,761,359
                                           .............   .............
                                           .............   .............

Diluted earnings per common share                  $0.56           $0.56
                                                   .....           .....
                                                   .....           .....

Weighted average common shares and
  common share equivalents outstanding        12,074,214      11,986,769
                                           .............   .............
                                           .............   .............


See Notes to Consolidated Financial Statements.


                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 Nine Months Ended
                                                    September 30,
                                           .............................
                                               2002             2001
                                           .............   .............
Operating activities:
Net earnings                               $   6,738,529   $   6,722,470
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization             2,186,178       2,913,702
     Provision for bad debts                     242,323          70,704
     Deferred income taxes                         2,954               0
     Changes in operating assets
      and liabilities:
        Accounts receivable                  (2,396,295)       (175,875)
        Inventories                          (3,176,785)     (2,182,810)
        Other current assets                     156,712       (154,502)
        Other assets                            (14,247)         266,162
        Accounts payable                         391,799       (845,547)
        Accrued expenses and other
         current liabilities                     404,199       (639,035)
                                           .............   .............

              Net cash provided by
               operating activities            4,535,367       5,975,269
                                           .............   .............

Investing activities:

  Cash paid for acquisition,
   net of cash acquired                          204,868               0
  Purchases of property,
   plant and equipment                       (3,508,034)     (8,487,794)
                                           .............   .............

  Net cash used in investing activities      (3,303,166)     (8,487,794)
                                           .............   .............

Financing activities:
  Proceeds from exercise of common stock
   options and warrants                          466,458         29,006
  Payments of notes payable                            0       (12,237)
                                           .............   .............
              Net cash provided by
               financing activities              466,458         16,769
                                           .............   .............
Effect of exchange rate changes on
 cash and cash equivalents                        62,788       (378,463)
                                           .............   .............
Net increase (decrease)in cash and
 cash equivalents                              1,761,447     (2,874,219)
Cash and cash equivalents,
 beginning of period                          16,211,865      19,006,192
                                           .............   .............
Cash and cash equivalents, end of period   $  17,973,312   $  16,131,973
                                           .............   .............
                                           .............   .............
Supplemental cash flow information:

Cash paid for:
  Interest                                    $    3,410    $     14,419
  Income taxes                                $  785,607    $  3,583,545






See Notes to Consolidated Financial Statements.






                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


A.     CONSOLIDATED FINANCIAL STATEMENTS:
       ..................................

     The consolidated balance sheet as of September 30, 2002, the consolidated statements of income for the three months and nine months ended September 30, 2002 and September 30, 2001, and the consolidated statement of cash flows for the nine months ended September 30, 2002 and September 30, 2001 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 2002 and for all periods presented.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.


B.     INVENTORIES
       ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following:


                          September 30, 2002     December 31, 2001
                          ..................     .................
     Raw Materials        $       11,168,571     $      10,028,445
     Work in Process               6,130,820             5,590,729
     Finished Goods                3,704,322             3,001,963
     Consigned Inventory           1,229,958               598,558
                          ..................     .................
                          $       22,233,671     $      19,219,695
                          ..................     .................
                          ..................     .................



C.     LINE-OF-CREDIT
       ..............

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated, at the Company's election, utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends, and requires payment of interest on a quarterly basis. As of September 30, 2002, the Company had no borrowings on its line of credit.


D.     ACQUISITIONS
       ............

     On August 31, 2002, the Company, through a newly formed wholly-owned subsidiary, Excel Technology Japan Holding Co., Ltd., acquired all of the issued and outstanding shares of OptoFocus Corporation ("OptoFocus"), a distribution organization representing the Company's Quantronix product line in Japan, for approximately $400,000 in cash (including acquisition related expenses). As of September 30, 2002, the acquisition cost was not paid and was included in the accrued liabilities balance of the consolidated financial statements. In October 2002, the Company utilized its own cash to pay for the acquisition of OptoFocus. The purchase price was determined by arms length negotiations between the Company and OptoFocus. The Company has retained substantially all of the employees of OptoFocus. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of OptoFocus have been included in the Company's consolidated results of operations since the date of the acquisition.


E.     NEW ACCOUNTING PRONOUNCEMENTS
       .............................

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Had this standard been applied for the three and nine months ended September 30, 2001, respectively, net income would have been increased to $1.7 and $7.8 million, basic earnings per share would have been $0.15 and $0.66 and diluted earnings per share would have been $0.15 and $0.65.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of this statement did not have an impact on the Company's consolidated results of operations or financial position.








Item 2.  Management's Discussion and Analysis of
         ........................................
         Financial Condition and Results of Operations
         .............................................



Results of Operations
......................

     Net sales and services for the quarter ended September 30, 2002 increased $1.3 million or 6.2% to $22.9 million from $21.6 million for the comparable period in the prior year. The increase is largely attributable to increases in sales of CO2 lasers. For the nine months ended September 30, 2002, net sales and services were $64.7 million, a decrease of $5.6 million or 8.0% from $70.3 million in the nine months ended September 30, 2001. The decrease is mainly attributable to a reduction in sales of scanners and marking systems.

     Gross margins increased to 48.0% for the quarter ended September 30, 2002 as compared to 42.1% in the same period in the prior year. For the nine months ended September 30, 2002, gross margins increased to 47.5% from 45.9% in the same nine months ended September 30, 2001. The decreases in cost as a percentage of sales are primarily due to the product mix and to lower fixed costs. Product margins vary from direct sales to distributor sales and also vary from product to product. The Company offers more than 250 product configurations.

     Selling and marketing expenses increased to $3.0 million in the quarter ended September 30, 2002 from $2.8 million in the quarter ended September 30, 2001. Selling and marketing expenses as a percentage of sales decreased to 13.1% for the quarter ended September 30, 2002 from 13.2% for the comparable period in the prior year. The increase of $164 thousand or 5.8% in selling and marketing expenses for the current quarter is primarily attributable to higher expenditures associated with a major trade show. For the nine months ended September 30, 2002, selling and marketing expenses were $8.6 million as compared to $9.2 million for the same period in 2001. Selling and marketing expenses as a percentage of sales increased to 13.2% for the nine months ended September 30, 2002 from 13.0% for the comparable period in the prior year. The increase in selling expenses, as a percentage of sales is essentially attributable to the absorption of higher fixed costs over a lower sales volume.

     General and administrative expenses increased $582 thousand or 37.2% from $1.6 million in the quarter ended September 30, 2001 to $2.1 million in the current period. For the nine months ended September 30, 2002, general and administrative expenses increased $328 thousand to $5.6 million or 6.2% from $5.3 million in 2001. The increases are primarily attributable to general and administrative costs incurred in the operations of OptoFocus and higher legal and insurance expenses.

     Research and development costs for the quarters ended September 30, 2002 and September 30, 2001 remained at $2.3 million. For the nine months ended September 30, 2002, research and development costs decreased $134 thousand or 1.9% to $6.8 million from $6.9 million in 2001. The decrease is primarily attributable to reduced research and development material costs during the nine months ending September 30, 2002.

     Interest expense was $2.0 thousand for each of the quarters ended September 30, 2002 and 2001. Interest expense decreased to $6 thousand versus $14 thousand for the nine months ended September 30, 2002 and 2001, respectively, due to reduced short-term borrowing by the Company's European subsidiaries.

Interest income decreased to $73 thousand for the quarter ended September 30, 2002 from $139 thousand in the same period of 2001, a decrease of $67 thousand. For the nine months ended September 30, 2002 and September 30, 2001, interest income was $199 thousand and $589 thousand, respectively. The decreases are primarily due to reduced effective interest rates during the periods in comparison and decreased average investable cash balances.

     Other income/expense resulted in income of $135 thousand for the quarter ended September 30, 2002 as compared to expense of $22 thousand for the quarter ended September 30, 2001. Other income/expense resulted in income of $94 thousand for the nine months ended September 30, 2002 as compared to expense of $39 thousand for the nine months ended September 30, 2001. The changes are primarily due to foreign exchange gains and losses realized by the Company's European subsidiary.

     The provision for income taxes increased $512 thousand or 71.4% from $717 thousand in the quarter ended September 30, 2001 to $1.2 million for the current quarter ended September 30, 2002. For the nine months ended September 30, 2002, the provision for income taxes decreased $326 thousand or 8.9% from $3.6 million in the nine months ended September 30, 2001 to $3.3 million in the comparable period in 2002. The increase for the quarters in comparison and the decrease for the nine months in comparison are directly related to changes in taxable earnings for those periods.

Liquidity and Capital Resources
................................

     Working capital at September 30, 2002 was $48.7 million compared to $42.7 million at December 31, 2001. Cash and equivalents were $18.0 million at September 30, 2002 and $16.2 million at December 31, 2001.

     The Company anticipates spending $4.0 million for capital expenditures in 2002, which includes approximately $2.1 million for payments of remaining balances on the construction of buildings for Synrad, Baublys-Control Laser and expansion of the Quantronix facilities. Approximately $3.5 million was spent for purchases of property, plant and equipment during the nine months ended September 30, 2002. The Company had capital expenditures of approximately $15.5 million for the year ended December 31, 2001. Depreciation and amortization expense for the nine months ended September 30, 2002 was approximately $2.2 million, including $482 thousand for buildings and $1.7 million for all other property, plant and equipment.

     The Company had no outstanding long-term debt and $15 million available on its line of credit as of September 30, 2002, as described in Note C to the accompanying consolidated financial statements.

     The Company believes that its current resources and anticipated cash flow from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months.

Inflation
..........

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Subsequent Event
.................

     On October 11, 2002, the Company, through a newly formed wholly-owned subsidiary, Excel Continuum Corporation, acquired substantially all of the assets and properties ("Assets") of Hoya Photonics, Inc., d/b/a Continuum, and Hoya Photonics' wholly-owned subsidiaries, Continuum Electro-Optics GmbH, Continuum France EURL and Hoya Continuum Corporation (collectively, "Continuum"), relating to the business of developing, manufacturing and marketing pulsed lasers and related accessories for the scientific and commercial marketplaces (the "Business of the Scientific Division"), for $12,095,298 in cash (of which $1,000,000 has been held back for a contemplated downward adjustment of purchase price based upon confirmation of the September 30, 2002 balance sheet for the Business of the Scientific Division), and the assumption of trade payables, accrued expenses and other specified liabilities. The purchase price was determined by arms length negotiations between the Company and Continuum. In acquiring the Business of the Scientific Division, the Company utilized its own cash.

     The Company will continue to utilize the Assets in conducting the Business of the Scientific Division. The Company has retained substantially all of the employees of the Business of the Scientific Division.

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

Item 4.  Controls and Procedures
         .......................

     Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         .................

     On May 10, 2002, Positive Light, Inc. ("Positive Light") filed a suit in the District Court for the Northern District of California against Quantronix Corporation ("Quantronix"), a wholly owned subsidiary of the Company, for alleged infringement of U.S. Patent No. 5,790,303, false advertising and unfair competition. The allegations relate to the advertising, offer for sale and sale of diode-pumped, Q-switched, intracavity doubled lasers to pump optical amplifiers. Positive Light seeks unspecified monetary damages as well as injunctive relief. Quantronix denied the allegations, and asserted defenses and counterclaims of non-infringement, invalidity and unenforceability.

     On October 10, 2002, Quantronix filed a separate suit against Positive Light also in the Northern District of California, seeking a declaratory judgment of non-infringement, invalidity and unenforceability of Positive Light's U.S. Patent No. 6,122,097 and U.S. Patent No.
5,963,363.

     Quantronix is vigorously defending against Positive Light's allegations of infringement, false advertising and unfair competition. Both of these cases are at a preliminary stage. The Company believes that there is no merit to the claims made by Positive Light. However, if Positive Light is successful in its claims, Quantronix could be subject to a permanent injunction against making, using, offering for sale, and selling its Darwin series of laser products for use in amplifiers. Quantronix could also be subject to damages and/or attorneys' fees. To date, Quantronix has sold only one unit from its Darwin series of laser products for use in pumping optical amplifiers.

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

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders
         ...................................................
         None.

Item 5.  Other Information
         .................
         None.

Item 6.  Exhibits and Reports on Form 8-K
         ................................

         a) Exhibits - (11) Computation of net earnings per share
                       (99) Certification of periodic report

         b) Reports on Form 8-K - None


                               SIGNATURES
                               ..........



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:   November 5, 2002

         EXCEL TECHNOLOGY, INC.

         By:  /s/  J. Donald Hill
         .................................
              J. Donald Hill, Chairman of the Board


         By:  /s/ Antoine Dominic
              .....................................
              Antoine Dominic, President,
              Chief Executive Officer, and
              Chief Operating Officer
              (Principal Accounting Officer)


                             CERTIFICATION
                             .............


     I, Antoine Dominic, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Excel Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     By:  /s/ Antoine Dominic
          ...................
          Antoine Dominic, President,
          Chief Executive Officer, and
          Chief Operating Officer
          (Principal Accounting Officer)

Dated: November 5, 2002





                           INDEX TO EXHIBITS
                           .................

Exhibit No.     Description

    11          Statement re:  Computation of Earnings
                Per Share

    99          Certification Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002, 18 U.S.C.
                Section 1350

EXHIBIT 11

COMPUTATION OF NET EARNINGS PER SHARE (Unaudited)

                                   BASIC                 DILUTED
                            Three Months Ended      Three Months Ended
                               September 30,           September 30,
                           ......................  ......................

                              2002        2001        2002        2001
                           ..........  ..........  ..........  ..........

Net earnings               $2,496,698  $1,383,501  $2,496,698  $1,383,501
                           ..........  ..........  ..........  ..........
                           ..........  ..........  ..........  ..........
Weighted average common
  shares outstanding       11,799,700  11,763,149  11,799,700  11,763,149
                           ..........  ..........  ..........  ..........

Weighted average common
   share equivalents:
     Options and warrants           0           0     314,253     214,634
                           ..........  ..........  ..........  ..........

Weighted average common
  shares and common shares
  equivalent outstanding   11,799,700  11,763,149  12,113,953  11,977,783
                           ..........  ..........  ..........  ..........
                           ..........  ..........  ..........  ..........

Net earnings per share     $     0.21  $     0.12  $     0.21  $     0.12
                           ..........  ..........  ..........  ..........
                           ..........  ..........  ..........  ..........







                            Nine Months Ended        Nine Months Ended
                               September 30,            September 30,
                           ......................  ......................

                              2002        2001        2002        2001
                           ..........  ..........  ..........  ..........

Net earnings               $6,738,529  $6,722,470  $6,738,529  $6,722,470
                           ..........  ..........  ..........  ..........

Weighted average common
     shares outstanding    11,788,358  11,761,359  11,788,358  11,761,359

Weighted average common
   share equivalents:
     Options and warrants           0           0     285,856     225,410
                           ..........  ..........  ..........  ..........

Weighted average common
  shares and common shares
  equivalent outstanding   11,788,358  11,761,359  12,074,214  11,986,769
                           ..........  ..........  ..........  ..........
                           ..........  ..........  ..........  ..........

Net earnings per share     $     0.57  $     0.57  $     0.56  $     0.56
                           ..........  ..........  ..........  ..........
                           ..........  ..........  ..........  ..........


EXHIBIT 99

CERTIFICATION OF PERIODIC REPORT


     I, Antoine Dominic, Chief Executive Officer and Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 100Q of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial co0ndition and results of operations of the Company.

Dated:     November 5, 2002


                                   /s/ Antoine Dominic
                                   ..............................
                                   Antoine Dominic, President,
                                   Chief Executive Officer, and
                                   Chief Operating Officer
                                   (Principal Accounting Officer)