Form 10-K
period 2002-12-31
EXCEL TECHNOLOGY INC
filed 2003-03-19
CIK 873603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         .......................

                                FORM 10-K

(Mark One)
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2002
                             .................

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

                            Yes [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                            Yes [X]  No  [  ]



The aggregate market value of the common stock held by non-affiliates of the Registrant was $240,732,828 based on the last sale price of the common stock as reported by NASDAQ on June 28, 2002. Shares held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of March 18, 2003 was: 11,806,889.


                 DOCUMENTS INCORPORATED BY REFERENCE:
     Definitive Proxy Statement to be filed in connection with the
           Registrant's 2003 Annual Meeting of Stockholders
              (incorporated by reference under Part III.)

PART I
.......

ITEM 1.     BUSINESS

General
........

     Excel Technology, Inc. (the "Company") was organized under the laws of Delaware in 1985. The Company designs, develops, manufactures and markets laser systems and electro-optical components for industry and science. The word laser is an acronym for "Light Amplification by Stimulated Emission of Radiation." The essence of the laser is the ability of a photon (light energy) to stimulate the emission of other photons, each having the same wavelength (color) and direction of travel. The laser beam is so concentrated and powerful that it can produce power densities millions of times more intense than that found on the surface of the sun and is capable of cutting, welding and marking industrial products, yet it can be precisely controlled and directed and is capable of performing delicate surgery on humans.

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

     In January 2001, the Company formed Control Systemation, Inc. ("CSI") which focuses on turn-key laser based micro-machining systems and part handling workstations for factory automation. CSI operates as an independent, wholly owned subsidiary of the Company and is headquartered in new facilities in Orlando, Florida.

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

     On August 31, 2002, the Company, through a newly formed wholly-owned subsidiary, Excel Technology Japan Holding Co., Ltd. ("Excel Japan"), acquired all of the issued and outstanding shares of OptoFocus Corporation ("OptoFocus"), a distribution organization representing the Company's Quantronix product line in Japan.

     On October 1, 2002, the Company, through a newly formed wholly-owned subsidiary, Continuum Electro-Optics, Inc., acquired substantially all of the assets and properties ("Assets") of Hoya Photonics, Inc. d/b/a Continuum, and Hoya Photonics' wholly-owned subsidiaries, Continuum Electro-Optics GmbH, Continuum France EURL and Hoya Continuum Corporation (collectively, "Continuum"), relating to the business of developing, manufacturing and marketing pulsed lasers and related accessories for the scientific and commercial marketplaces (the "Business of the Scientific Division").

     Prior to the acquisition, the Company had not participated in the high-energy pulsed-laser market. The Company believes that the purchase of Continuum provides the Company with a foundation upon which to build. It is anticipated that the addition of this technology, coupled with its tenability will significantly increase the Company's ability to provide broad based, cost effective solutions for customers in the industrial and scientific markets. In addition, Quantronix and CSI are expected to contribute to and benefit from Continuum's technology. The acquisition also expands the Company's global presence as it has locations in the United States, Japan, Germany and France.

Current Products and Applications
..................................

Marking and Engraving Systems - Baublys-Control Laser
..............................

     Baublys-Control Laser designs, manufactures and markets industrial, computer-controlled turn-key laser marking, mechanical marking/engraving and 3D engraving systems.

     Baublys-Control Laser is a leading source of mechanical marking and engraving systems and industrial beam-steered laser marking systems used for coding, marking, engraving, deep engraving and 3D engraving, producing high quality, permanent, high speed marks on any material. These systems are used for marking part numbers, serial numbers, lot numbers, date codes, graphics, logos, OCR codes, barcodes, 2D Matrix codes, schematics, 2, 2-1/2 and 3D images and other identification marks for the aerospace, automotive, coining and jewelry, consumer/commercial, electronic/semiconductor, medical, mold and die, packaging, tools and tooling and the trophy and award industries. Baublys-Control Laser's integrated automation solutions include a wide variety of fully automatic, semi-automatic and manual parts handling systems for any part configuration or material. The fully integrated and stand-alone marking systems offer a comprehensive variety of user-friendly software allowing for seamless integration into any production process.

     The coding, marking, engraving and deep engraving product lines include multiple versions of the mechanical engraving systems with the Universal Marking & Engraving Machine, the Inclined Bed CNC Marking & Engraving Machine, the Mold Engraving Machine and the Table Top Engraving Machine.
The laser marking systems include a full product range of CO2, lamp pumped and diode pumped infrared, frequency doubled, tripled and quadrupled Nd:YAG and Nd:YLF laser systems including the "Concorde", "Icon", "Insignia", "Image", "Aurora", "Accent", "Ultra Power Mark", "Deep Power Engraver", "BL65" and "BL150" Deep engraving systems. In 2002, Baublys Control Laser introduced the new "Deep Power Engraver" series of laser engravers, new high speed upgrades of all laser marking systems, Microsoft (Trademark) NT version of the "InstaMark" Graphics Plus Software, new Table Top Series of mechanical engraving systems as well as a wide variety of industry specific integrated marking systems coupled with automation and parts handling.

Laser Micro-machining, Photomask Repair and Automation Systems - CSI
...............................................................

     CSI, the Company's subsidiary based in Orlando, Florida, designs and manufactures laser micro-machining systems, parts handling/automation, systems integration and software engineering solutions. CSI produces a variety of micro-machining systems ("TaskMaster" Series) for cutting, drilling, ablating and other micro machining applications. The "TaskMaster" series of micro-machining systems provides a versatile but affordable solution to almost any process requirement. They are modular in design allowing lasers of any wavelength such as Green, UV, DUV, Infrared, and CO2 in a variety of power levels to be integrated to the same workstation. The workstation can be taken from a basic XY system with a manually adjustable focusing beam delivery and enhanced with a variety of options such as XY with a programmable focusing beam delivery, vision system for part alignment and semi-automatic focusing adjustment, gas assist with programmable pressure regulator and part fixturing.

     CSI also designs and builds custom micro-machining systems such as active and passive resistor trimmers, glove box welders, diamond cutting systems and specialized sub-micron processing systems utilizing ultrafast lasers. The Company's DRS 855 Photomask Defect Repair System product line has recently been transferred to CSI from its sister subsidiary Quantronix.

     CSI continues to provide automation, software, vision systems and other system integration solutions to Baublys-Control Laser and also actively pursues automation, parts handling, systems integration and software engineering from non-laser marking-related customers.

     CSI also offers engineered software solutions including database, host communications, factory automation, vision adaptation and system integration development.

Carbon Dioxide Lasers - Synrad
......................

     Synrad, the Company's subsidiary based in Mukilteo, Washington, manufactures a range of sealed CO2 lasers for cutting, marking, drilling, and other machining applications for a variety of materials. The CO2 lasers range in power from 10W to 240W. Shipments of Synrad's "Firestar" series of sealed CO2 lasers started in September 2001. This series offers users the choice of higher performance and smaller size, with output powers from 20W to 100W. In 2002, further developments of the "Firestar" technology produced the f200, the world's only fully integrated 200W CO2 laser. In 2003 we plan to launch air-cooled 80W and 100W lasers, and a new 400W laser.

     Synrad sells primarily to Original Equipment Manufacturers ("OEMs") and system integrators who incorporate the lasers with suitable motion systems and optical assemblies and then sell the complete system. Applications include desktop engraving systems found in many trophy and award shops throughout the world, large area flatbed systems for cutting dieboard or airbag material, and 3D prototyping using paper, sintered metals and other materials to create 3D models and molds directly from CAD packages. Synrad's lower power lasers are the lasers of choice for the majority of the CO2 marking and coding systems in use throughout the world. Higher power lasers also are finding uses in manufacturing plants for trimming flashing from injection-molded parts in the automobile industry, cutting textiles and woven fabrics on continuous production lines and slitting and sealing of plastic packaging.

     Synrad also manufactures the FH-Series of OEM marking-heads which, when configured with a Synrad laser, provide a fast and effective method of permanently marking parts with lot codes, serial number/date information and bar codes. The FH-Series "Index" is ideal for stationary marking applications while the "Tracker" version features the capability to mark
both moving and stationary parts.   Synrad's WinMark software has been
developed specifically for the FH-Series marking heads, and is available in multiple language versions, to run on Windows (trademark) 95, 98, 2000 and Windows (trademark) NT. Launched in December 2001, Synrad's FH-Series "Smart" marking head allows users to build marking systems that can be operated without a PC.

Scanners - Cambridge
.........

     Cambridge, the Company's subsidiary based in Cambridge, Massachusetts, is a market leader in galvanometer based optical scanners. This technology is critical to a broad and growing community of laser based system applications. The breadth of laser applications served by Cambridge's systems includes: industrial through consumer product laser marking, laser machining, laser welding and cutting, high density via hole PCB drilling for the cell phone industry, scanning microscopy for Genomic DNA research and drug discovery, high resolution printing and diagnostics for the growing base of laser based biomedical systems, (which include digital radiography and ophthalmology), semiconductor wafer inspection and processing, laser entertainment and display.

     Cambridge is the recognized technology leader in laser scanning systems that require the highest accuracy and highest speed beam steering and positioning for industrial, medical, scientific, military and academic applications and environments. Its new 6200 product line of Moving Magnetic Optical Scanners with patented optical position detectors brings new levels of scanning speed and peak accelerations that have enabled application growth in the above markets. Another principal product line is the patented Moving Coil Optical Scanner with capacitive position detectors, whose design was pioneered by Cambridge for applications requiring the highest levels of scanning accuracy and repeatability. In addition, Cambridge provides a broad range of servo electronics, optics and mounts for complete customer scanning subassemblies and solutions.

High Power Solid-State Lasers and Ultrafast Lasers - Quantronix
...................................................

     Quantronix, a subsidiary of the Company located in East Setauket, New York, designs, manufactures and markets solid-state lasers for science, industry and OEM uses. On a worldwide basis, scientific lasers represent one of the most stable and long-established laser markets. Chemists, biologists, physicists and engineers use scientific lasers. In this market, end-users are generally familiar with the various product specifications, features and reliability, which are the major factors in choosing between competing products.

     Quantronix's current line of scientific products includes the "Integra RGA", "Integra MPPA", "Titan", "Mercury" and "Odin" Series of Ultrafast Amplifiers and the Series 527 High Power Green lasers. Quantronix's Ultrafast Amplifiers incorporate a material called Titanium Sapphire ("Ti:Sapphire"), which has created opportunities for a greater volume of research than previous materials. Ultrafast Amplifiers deliver high-energy short pulses on the femtosecond or picosecond time scale. (A femtosecond is one quadrillionth of a second; a picosecond is one trillionth of a second). These short pulses enable the investigation of a wide range of physical, chemical and biological phenomena.

     The scientific systems utilize Nd:YLF lasers to produce high-energy pulses at a rate of 1kHz (1,000 pulses per second). These pulses drive the Ti:Sapphire Amplifier that can then pump other optical systems such as optical parametric amplifiers, (also marketed by Quantronix), which deliver tunable light from ultraviolet to infrared regions of the spectrum. The material properties to be studied vary over this range.

     Quantronix's industrial and OEM solid state lasers offer a variety of high power lamp and diode pumped Nd:YAG and Nd:YLF lasers, available in infrared, Green, UV and Deep UV wavelengths, ideal for marking and micro-machining applications. Quantronix's series of scientific ultrafast amplifiers are being utilized for ultra-fine micro-machining applications. In addition, Quantronix launched a series of high-powered multi-wavelength diode and lamp-pumped marking systems. In 2002, Quantronix started offering a variety of laser options and accessories such as power monitoring systems, beam delivery systems, laser energy controllers, pulse shapers and motorized apertures. These options are available with software drivers and can be integrated to any laser system.

High Energy Solid State Pulsed Lasers - Continuum
......................................

     Continuum, the Company's subsidiary located in Santa Clara, California, is a leading manufacturer of high energy, solid-state laser systems. These systems produce pulsed laser energy outputs with very short duration (less than 10 billionths of a second) and very high (gigawatt) levels of peak power.

     The unique performance characteristics of these lasers allow researchers in the fields of chemistry, biology and physics to explore a wide range of chemical and physical phenomena. Applications range from remote sensing and measurement to a number of important spectroscopic techniques. Specific examples in the remote sensing area include atmospheric analysis of airborne contaminants and pollutants, Particle Image Velocimetry
(PIV) for measuring fluid dynamic properties in gases and liquids, and laser range finding techniques for precise distance measurements and terrain mapping.

     Spectroscopic applications include, Laser Induced Breakdown Spectroscopy (LIBS) for metallurgical analysis of alloys, laser absorption and laser induced fluorescence spectroscopy for chemical analysis, nonlinear spectroscopic techniques for combustion diagnostics, time of flight mass spectroscopy for isotopic analysis, and time-resolved spectroscopy for analysis of chemical reaction rates.

     Continuum sells its products, worldwide, primarily to scientific researchers in university, industrial and government laboratories. Products range in complexity from small "turn-key" low energy lasers to advanced high-energy lasers that use multiple stages of power amplification for unsurpassed energy and superior beam quality. High-energy lasers can be coupled to tunable dye lasers or devices known as Optical Parametric Oscillators (OPO's) to provide laser outputs that can be continuously tuned in wavelength from the deep ultraviolet to the far infrared region of the electromagnetic spectrum.

     Product offerings include the "Minilite" and "Surelite" product lines, a series of "single oscillator" self-contained laser systems that do not require external water cooling that offer turn-key performance in a compact package. Energy outputs range from 0.05 to 0.8 Joules per pulse with wavelength coverage of 1064nm, 532nm, 355nm and 266nm. These lasers are ideal sources for applications such as laser radar (LIDAR), laser photolysis, ablation, mass spectroscopy and PIV.

     For advanced higher energy lasers, Continuum manufactures and sells the "Powerlite" series of lasers. The Precision II 8000 and Precision II 9000 and "Powerlite" Plus operate in oscillator/amplifier configurations that provide enhanced output energies with excellent beam quality. Energy outputs range from 0.55 to 3.0 Joules per pulse with wavelength coverage of 1064nm, 523nm 355nm and 266nm. These lasers are ideal as pump sources for tunable dye and OPO product lines and as research tools for laser ablation, non-linear spectroscopy and remote imaging.

     Continuum's wavelength tunable product lines, the "Surelite" OPO, the "Panther"(Registered trademark) OPO and the ND 6000 dye laser produce laser light with wavelengths from 200nm to 4500nm, providing researchers with full wavelength coverage over the range of greatest interest for optical spectroscopy.

     In addition to standard products, Continuum offers custom laser solutions to fit precise customer needs. Continuum offers a wide range of solutions including mode-locked picosecond and long-pulse Nd:YAG lasers, chirped pulse amplification systems, Nd:Glass macropulse systems, and Ti:Sapphire pump laser systems. Modular design and time proven reliability make these lasers flexible, versatile and easy to operate or upgrade.

     In total, Continuum has sold over 20,000 lasers worldwide to universities, government laboratories, research institutions and corporations.

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

Light and Color Measurement - Photo Research
............................

     Photo Research, the Company's Chatsworth, California subsidiary, is a world leader and innovator in high precision, state-of-the-art electro-optical instrumentation and systems. Photo Research has delivered world-class light and color measurement solutions, serving the cathode ray tube ("CRT")/flat panel display ("FPD"), automotive, aerospace, lighting, motion picture, research and development and related industries for over 60 years.

     Photo Research has three main product lines. The "Spectra" (Registered trademark) product line offers systems to a wide variety of industries for research, quality control and on-line testing. This line includes the only truly portable battery operated Spectroradiometer; the PR-650 fast scanning SpectraColorimeter. The PR-705/715 SpectraScan complements this line with an industry first automated aperture wheel with up to six apertures.

     The "Pritchard" (Registered trademark) line originated with the industry workhorse the PR-1980 series. The "Pritchard" is the most widely used photometer in the world. The newer addition to this series is the PR-
880. This is the only fully automated filter photometer available today. The PR-880 is ideal for today's automated factory and ATE/OEM environments.

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

     Photo Research developed many industry standards, such as Spectra (Registered Trademark) Pritchard Optics, utilized in astronomical and star-simulation measurements. Photo Research is also instrumental in supporting standards for organizations including VESA, ISO and SAE.

Marketing and Sales
....................

     The Company markets its products and services through several media sources in addition to the presentation of its product lines at domestic and international trade shows. The marketing and sales staff's efforts are enhanced by means of presentations and training at conferences, professional meetings, and through in-person and telephone sales and support calls. The Company also engages independent manufacturers' representatives for the sale of its products. Foreign sales of products are made primarily through foreign equipment distribution organizations, by representatives at Excel Europe, its German subsidiary, Excel Japan, its Japanese subsidiary and Excel Asia, its Malaysian subsidiary. Excel Europe has operations near Munich, Germany; Frankfurt, Germany; Ludwigsburg, Germany and Milan, Italy.
Excel Japan has its operations in Tokyo, Japan.   Excel Asia has operations
in Penang, Malaysia. These subsidiaries engage in the business of marketing, distributing, integrating and servicing laser systems (for industrial, semiconductor, scientific, electronic products) manufactured at the Company's facilities in East Setauket, New York; Santa Clara, California; Orlando, Florida; and Mukilteo, Washington. The sales territory covered by Excel Europe is primarily Europe, Excel Japan covers Japan and the sales territory for Excel Asia is primarily Southeast Asia. At Excel Europe, the staff of 101 includes 39 engineers who install and service all products including complex semiconductor, scientific, and other industrial systems. In addition, Excel Europe provides spare parts for its installed base. Excel Japan has a staff of 22. Excel Asia currently has a staff of 10, which includes 3 engineers. Excel Asia offers sales and support services to semiconductor and electronics manufacturers, automation houses, universities, research and development facilities and local consumer manufacturers.

     The following table represents a breakdown between the Company's domestic and foreign net sales and services for the years ended December 31, 2002, 2001 and 2000 (in thousands of dollars):


                   2002                 2001                2000
             ................    .................    ................

             Dollars  Percent     Dollars  Percent    Dollars  Percent
             ........ .......    ........  .......    .......  .......
DOMESTIC     $ 35,343    37%     $ 37,225     42%     $ 51,611   48%
FOREIGN        59,170    63%       51,267     58%       56,109   52%
             ........ .......    ........  .......    ........ .......
TOTAL        $ 94,513   100%     $ 88,492    100%     $107,720   100%
             ........ .......    ........  .......    ........ .......
             ........ .......    ........  .......    ........ .......

     Of the foreign amounts above, net sales and services generated from customers in Germany accounted for approximately $15.5 million of total consolidated net sales and services for 2002. No other individual foreign country accounted for more than 10% of total consolidated net sales and services in 2002, 2001 or 2000.

Manufacturing
..............

       The Company assembles its products at its facilities in East Setauket, New York; Orlando, Florida; Oxnard, California; Cambridge, Massachusetts; Chatsworth, California; Santa Clara, California; Mukilteo, Washington and Ludwigsburg, Germany. The Company relies upon unaffiliated suppliers for the material components and parts used to assemble its products. Most parts and components purchased from suppliers are available from multiple sources. To date, the Company has not experienced any significant delays in obtaining parts and components for its products. The Company believes that it will be able to continue to obtain most required components and parts from a number of different suppliers, although there can be no assurance thereof. Lack of availability of certain components could require major redesign of the products and could result in production delays.

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

Research and Development
.........................

     Due to the intense competition and rapid technological change in the laser and optical industries, the Company believes that it must continue to improve and refine its existing products and systems and develop new applications for its technology. Research and development expenses for the years ended December 31, 2002, 2001, and 2000 were $9.8 million, $9.3 million, and $9.5 million, respectively.

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

     The Company's scientific and industrial solid-state laser products face a number of competing product lines from Spectra Physics, Spectron Lasers and Coherent, Inc.

     Competition for the high energy solid state laser products comes from New Wave Research, Big Sky Lasers and Quantel Lasers, Spectra Physics, Positive Light, Spectron Lasers and Eksma.

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

     Competition for sealed carbon dioxide lasers comes from Coherent-DEOS (Bloomfield, Connecticut), Rofin (Hull, United Kingdom), and ULS
(Scottsdale, Arizona).

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

Backlog
........

     As of December 31, 2002, the Company had a backlog of firm orders of approximately $34.6 million as compared to a backlog of $23.6 million as of December 31, 2001. The Company believes that the current backlog will be filled during the present fiscal year. Historically, backlog is shipped within 90 days from the order date.

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

Government Regulation
......................

     The Company is subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health of the United States Food and Drug Administration ("FDA"). Among other things, these regulations require a laser manufacturer to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. The Company believes that it is currently in compliance with these regulations.

     The FDA also imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. The FDA also may require post-market testing and surveillance programs to monitor a product's effects. There can be no assurance that the appropriate approvals from the FDA will be granted, that the process to obtain such approvals will not be excessively expensive or lengthy or that the Company will have sufficient funds to pursue such approvals at the time they are sought. The failure to receive requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such approvals would prevent the Company from commercializing its products as anticipated and would have a materially adverse effect on the business of the Company.

Employees
..........

     As of December 31, 2002, the Company had 621 full-time employees consisting of 2 executive officers; 18 subsidiary executive officers; 203 scientists, engineering and technical personnel; and 398 manufacturing, administrative and sales support personnel. The Company believes that its relations with its employees are satisfactory. None of the Company's employees is represented by a union.

Financial Information About Foreign and
........................................

     Domestic Operations and Export Sales
     ....................................

     Net sales and services to customers in the domestic U.S. amounted to approximately $35.3 million, $37.2 million and $51.6 million for the years ended December 31, 2002, 2001, and 2000, respectively (approximately 37%, 42% and 48% of total net sales and services, respectively).

     For the years ended December 31, 2002, 2001, and 2000, the Company had net sales and services to customers in foreign countries amounting to approximately $59.2 million, $51.3 million and $56.1 million, respectively (approximately 63%, 58% and 52%, of total net sales and services, respectively). These sales included sales by Excel Europe, Excel Asia and Excel Japan, the Company's foreign subsidiaries. Excel Europe buys laser systems, spare parts and related consumable materials from Quantronix, Baublys-Control Laser and Synrad for resale to European and other foreign customers, and also furnishes field repair services. Excel Asia primarily engages in the business of marketing, selling, distributing, integrating and servicing Quantronix and Baublys-Control Laser products in Southeast Asia. Excel Japan engages in the business of marketing, selling, distributing, integrating and servicing Quantronix and Continuum products in Japan. See
Note 14 of the "Notes to Consolidated Financial Statements."

     The carrying amounts of long-lived assets held by the Company's foreign subsidiaries (Excel Europe, Excel Asia and Excel Japan) at December 31, 2002, 2001 and 2000 include property, plant and equipment and goodwill whose combined carrying amounts were approximately $4.9 million, $4.1 million and $4.3 million, respectively. The carrying amounts of the aforementioned long-lived assets held by the Company's domestic subsidiaries at December 31, 2002, 2001 and 2000 were approximately $52.7 million, $44.2 million and $32.5 million, respectively.

Access to Information
......................

     The Company is required to file its annual reports on Forms 10-K and quarterly reports on Forms 10-Q, and other reports and documents as required from time to time with the United States Securities and Exchange Commission (the "SEC"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Such information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company's electronic filings with the SEC at http://www.sec.gov.

     The Company's website is located at http://www.exceltechinc.com. The Company is in the process of updating its website to enable users to access its filings with the SEC as soon as reasonably practicable. When updated, the Company will make available, free of charge through its website, its annual, quarterly, and current reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Until such time as the website is updated, electronic copies of such reports can be accessed free of charge at the aforementioned SEC website. In addition, the Company will provide electronic or paper copies of such reports free of charge upon request. Requests may be made by calling Investor Relations at (631) 784-6175 or by writing to Investor Relations at 41 Research Way, East Setauket, New York 11733.


Safe Harbor For Forward-Looking Statements Under
.................................................
     the Securities Litigation Reform Act of 1995; Risk Factors
     ..........................................................

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

     Dependence on Resellers, Distributors and OEMs. The Company sells some of its products through resellers, distributors and OEMs. Reliance upon third party distribution sources subjects the Company to risks of business failure by these individual resellers, distributors and OEMs, and credit, inventory and business concentration risks.

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

ITEM 2.  PROPERTIES

North America
..............

East Setauket, New York
........................

     The Company owns a building that is approximately 65,000 square feet. The facility is utilized for manufacturing operations, administrative offices, research and development, engineering and laser applications.

Orlando, Florida
.................

     Baublys-Control Laser owns a building that is approximately 78,000 square feet. This facility is utilized for administrative offices, manufacturing and research and development. In addition, CSI occupies approximately 50% of this building, which is utilized for all their operating activities.

Oxnard, California
...................

     TOC leases a 14,000 square foot building in Oxnard, California from an unaffiliated landlord for manufacturing purposes, at an annual rent of approximately $88 thousand. The lease term expires in August 2009.

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

Chatsworth, California
........................

     Photo Research purchased its own building in July 1998. The building is approximately 22,000 square feet and is located in Chatsworth, California. The building is used for manufacturing operations and administrative offices.

Mukilteo, Washington
........................

     Synrad owns and occupies a 63,000 square foot building for its administrative offices and manufacturing operations.

Santa Clara, California
........................

     Continuum leases a 47,000 square foot building from an unaffiliated landlord for manufacturing purposes, at an annual rent of approximately $889 thousand. The lease expired in December 2002. The Company extended the lease for an additional year for approximately $574 thousand.

Europe
.......

Darmstadt, Germany
...................

     Excel Europe and its division Quantronix Europe lease approximately 6,300 square feet of office space in Darmstadt, Germany, which it uses for sales, marketing and services. The space is leased from an unaffiliated landlord at an average annual rent of approximately $103 thousand. The lease expires in May 2005.

Munich, Germany
................

     This Excel Europe satellite office located near Munich in Fuerstenfeldbruck, Germany, serves as Synrad Europe's sales, marketing and service operation. The office occupies approximately 3,150 square feet of space. The space is leased from an unaffiliated landlord, at an average annual rent of approximately $33 thousand. The lease expires in February 2005.

Ludwigsburg, Germany
.....................
     Baublys-Control Laser operates out of a 22,500 square foot facility located in Ludwigsburg, Germany, which houses its sales and marketing, research and development, manufacturing and services operations and executive offices. The facility is leased from an unaffiliated landlord at an average annual rent of approximately $131 thousand. The lease expires in June 2007.

Milan, Italy
.............

     Excel Europe also maintains a sales and service office in Monza, Italy, located outside of Milan. The lease provides approximately 1,000 square feet of office space from an unaffiliated landlord at an approximate annual rent of $10 thousand.

Asia
.....

Penang, Malaysia
.................

     Excel Asia leases a 7,500 square foot facility in Penang Free Industrial Zone, Penang, Malaysia, from an unaffiliated landlord. The building is utilized as a regional operations hub which houses the administrative offices, the light repair and integration services, technical and support offices, as well as applications laboratories for regional support. The annual rent is approximately $34 thousand. The lease expires in December 2005.

Tokyo, Japan
.............

     Excel Technology Japan leases a 6,000 square foot facility in Tokyo, Japan, from an unaffiliated landlord. The building houses all its operations, administration and sales and marketing. The annual rent is approximately $144 thousand. The lease expires in September 2005.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company has disputes that arise in the ordinary course of its business.

     On May 10, 2002, Positive Light, Inc. ("Positive Light") filed a suit in the District Court for the Northern District of California against Quantronix for alleged infringement of U.S. Patent No. 5,790,303, false advertising and unfair competition. The allegations relate to the advertising, offer for sale and sale of diode-pumped, Q-switched, intracavity doubled lasers to pump optical amplifiers. Positive Light seeks unspecified monetary damages as well as injunctive relief. Quantronix denied the allegations, and asserted defenses and counterclaims of non-infringement, invalidity and unenforceability.

     On October 10, 2002, Quantronix filed a separate suit against Positive Light also in the Northern District of California, seeking a declaratory judgment of non-infringement, invalidity and unenforceability of Positive Light's U.S. Patent No. 6,122,097 and U.S. Patent No. 5,963,363.

     The suits have since been consolidated and are proceeding through discovery. Quantronix is vigorously defending against Positive Light's allegations of infringement, false advertising and unfair competition. The Company believes that there is no merit to the claims made by Positive Light. However, if Positive Light is successful in its claims, Quantronix could be subject to a permanent injunction against making, using, offering for sale, and selling its Darwin series of laser products for use in amplifiers. Quantronix could also be subject to damages and/or attorneys' fees. To date, Quantronix has sold only one unit from its Darwin series of laser products for use in pumping optical amplifiers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II
........

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock trades on the NASDAQ National Market System under the symbol "XLTC." The following table sets forth the high and low closing sales prices reported on the NASDAQ for the Common Stock for the periods indicated.

     Year ended:             High        Low
                            ......     .......
     December 31, 2002
          First Quarter     $23.45     $14.10
          Second Quarter    $25.92     $20.94
          Third Quarter     $22.94     $18.24
          Fourth Quarter    $20.34     $15.97
     December 31, 2001
          First Quarter     $27.50     $16.25
          Second Quarter    $25.54     $17.31
          Third Quarter     $22.89     $14.05
          Fourth Quarter    $19.00     $15.18


     As of March 17, 2003, there were approximately 816 holders of record of the Common Stock.

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

     The following table summarizes the Company's equity compensation plans as of December 31, 2002:


                  Equity Compensation Plan Information

Plan category          Number of         Weighted average     Number of
                    securities to be    exercise price of     securities
                      issued upon      outstanding options     remaining
                      exercise of                              available
                   outstanding options                        future for
                                                               issuance

Equity compensation
 plans approved by
 security holders     1,070,884               $15.65            147,050

Equity compensation
 plans not approved
 by security holders          0                    0                  0

Total                 1,070,884               $15.65            147,050


ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000, and the consolidated balance sheet data as of December 31, 2002 and 2001, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 1999 and 1998, and the selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

     The following tables summarize (in thousands, except per share data) the Company's consolidated statement of operations and balance sheet data. You should read this information together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data (in thousands, except share data)

                                  Year Ended December 31,
                  ......................................................
                     2002       2001       2000       1999       1998
                  .......... .......... .......... .......... ..........
Net sales and
 services           $ 94,513   $ 88,492   $107,720   $ 88,943   $ 67,092

Net income          $  8,512   $  5,938   $ 15,651   $ 11,552   $  8,881

Net earnings
 per share
  Basic                $0.72      $0.50      $1.35      $1.04      $0.79

  Diluted              $0.71      $0.50      $1.30      $1.00      $0.78

Weighted average
 Common and common
  equivalent shares
  outstanding
   Basic          11,792,350 11,761,911 11,597,102 11,118,782 11,190,197

   Diluted        12,071,022 11,977,848 12,054,176 11,608,266 11,395,186


Balance Sheet Data (in thousands)
                                     As of December 31,
                  ......................................................
                     2002       2001       2000       1999       1998
                  .......... .......... .......... .......... ..........
Total assets       $118,724   $ 102,505  $  98,986  $  79,651  $  71,293
Total liabilities  $ 16,467   $  10,907  $  12,544  $  10,649  $  14,141
Working capital    $ 44,765   $  42,695  $  48,584  $  35,199  $  25,577
Stockholders'
  equity           $102,257   $  91,598  $  86,442  $  69,001  $  57,152
Long-term
  liabilities      $    180   $       0  $       0  $       0  $   3,500

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

Critical Accounting Policies and Estimates
...........................................

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition
....................

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: 1) persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the fee is fixed and determinable; and 4) collectibility is reasonably assured.

     The Company's revenues are generated from the following: 1) product sales, including product upgrades and replacement part sales; 2) maintenance agreements; and 3) agreements for services to be rendered. For services rendered, customers are billed and revenues are recognized as the related services are performed. The Company's product lines principally consist of laser-based systems and electro-optical components used in a wide range of applications by different types of end-users and are often used as sub-assemblies required for end products manufactured by the customer. Revenue relating to these products is recognized upon transfer of title to the customer, which is generally the shipment date. With respect to maintenance agreements, revenue is recognized and customers are generally billed on a monthly or quarterly basis over the term of the agreement.

     The Company manufactures one product called a Photomask Defect Repair System ("DRS") which was formerly manufactured and sold by Quantronix but is now being manufactured and sold by CSI. DRS's are laser-based systems for use in semiconductor photomask repair. The DRS provides a means to repair defects on the complex photomasks used to produce integrated circuits.
These are very large, highly complex machines ranging in price from $1.5 million to $2.0 million per unit (based upon the most recent range of historical sales prices). The terms of sale with respect to these items require that the Company perform installation due to the technical expertise required. Due to the post-shipment installation obligations with respect to the DRS's, the Company defers revenue recognition on the sale of DRS's until it has substantially satisfied its post-shipment obligations

Allowances for Doubtful Accounts
.................................

     The Company is required to estimate the collectibility of its trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The collectibility of accounts receivable is evaluated based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due, to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, management estimates a reserve for bad debts based upon the total accounts receivable balance and the percentage expected to be realized through subsequent cash collections. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

Inventories
............

     On a quarterly basis, the Company compares the amount of inventory on hand and under commitment with its latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. Although the writedowns for excess or obsolete inventory reflected in the Company's consolidated balance sheet at December 31, 2002 and 2001 are considered adequate by the Company's management, there can be no assurance that these writedowns will prove to be adequate over time to cover ultimate losses in connection with the Company's inventory.

Income Taxes
.............

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. As of December 31, 2002 and 2001, the Company has approximately $888 thousand and $1.7 million of net deferred tax assets, respectively, related principally to domestic and foreign loss carryforwards and inventory reserves. Should the pretax book income and taxable income be considerably lower than projected, an increase to the valuation allowance may be required.

Recent Accounting Pronouncements
.................................

     On January 1, 2002, the Company adopted Financial Accounting Standards Board Statements No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations completed on or after July 1, 2001 and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized. Beginning January 1, 2002, the Company ceased amortizing goodwill. During 2002, the Company has completed its assessment of the assets impacted by the adoption of SFAS 142, and based upon such review no impairment to the carrying value of goodwill was identified.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated retirement costs. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has adopted both SFAS 143 and SFAS 144 as of January 1, 2002. These statements did not materially impact the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company does not expect this statement to have a material impact on its consolidated financial statements.

Results of Operations
......................

     The following table presents consolidated financial data for the years ended December 31, 2002, 2001 and 2000 (in thousands of dollars and as a percentage of total net sales and services).

                       2002                2001              2000
                  ...............    ................   ...............

                  Dollars Percent    Dollars  Percent  Dollars  Percent
                  ....... .......    .......  .......  ........ ........
Net Sales and
 Services         $94,513  100.0%    $88,492   100.0%  $107,720  100.0%

Cost of Sales      51,851   54.9%     50,518    57.1%    53,065   49.3%
                  .......  ......    .......  .......  ........ ........
Gross Profit/
 Margin            42,662   45.1%     37,974    42.9%    54,655   50.7%

Operating Expenses:
 Selling and
  Marketing        12,570   13.3%     11,553    13.1%    12,689   11.8%
 General and
  Administrative    8,062    8.5%      7,066     8.0%     7,930    7.3%
 Research and
  Development       9,838   10.4%      9,293    10.5%     9,547    8.9%
 Amortization of
  Goodwill              0    0.0%      1,459     1.6%     1,337    1.2%
                  .......  .......   .......  .......  ........ ........

Income from
 Operations        12,192   12.9%      8,603     9.7%    23,152   21.5%
Non-Operating
 Income             (513)   (0.5%)     (573)    (0.7%)    (803)   (0.7%)
                  .......  .......   .......  .......  ........  .......
Income before
 Provision for
 Income Taxes      12,705   13.4%      9,176    10.4%    23,955   22.2%

Provision for
 Income Taxes       4,193    4.4%      3,238     3.7%     8,304    7.7%
                   ....... .......   .......  .......  ........ ........

Net Income        $ 8,512    9.0%   $  5,938     6.7%  $ 15,651   14.5%
                  .......  .......  ........  .......  ........ ........
                  .......  .......  ........  .......  ........ ........


Net Sales and Services
........................

     Net sales and services for 2002 increased to $94.5 million from $88.5 million in 2001. The increase from 2001 to 2002 of $6.0 million or 6.8% was primarily attributable to the acquisition of Continuum, the direct sales from our new subsidiary in Japan and scanner sales, offset by decreases in sales of marking systems. Net sales and services for 2001 decreased to $88.5 million from $107.7 million in 2000. The decrease from 2000 to 2001 of $19.2 million or 17.9% was primarily attributable to decreases in sales of marking systems, scanners, DRS systems and CO2 lasers.

Gross Margins and Cost of Sales
................................

     Gross margins as a percentage of sales in 2002 were 45.1% compared to 42.9% in 2001. Cost of sales and services increased by $1.4 million or 2.6% to $51.9 million in 2002 from $50.5 million in 2001. The increase in gross margins as a percentage of sales and the increase in cost of sales and services from 2001 to 2002 are primarily attributable to the increased sales volume. Gross margins as a percentage of sales in 2001 were 42.9% compared to 50.7% in 2000. Cost of sales and services decreased by $2.5 million or 4.8% to $50.5 million in 2001 from $53.1 million in 2000. The decrease in gross margins as a percentage of sales from 2000 to 2001 was due primarily to an inventory write-down of approximately $1 million, which was largely related to a specific vendor part where reliability was an issue. In addition, the marking operations of Baublys-Control Laser were merged, which also resulted in inventory write-offs of approximately $350 thousand. The decrease in cost of sales and services from 2000 to 2001 was primarily attributable to the decreased sales volume offset by the aforementioned write-downs and write-offs. Product margins vary from direct sales to distributor sales and also vary from product to product. The Company offers more than 250 product configurations.

Operating Expenses
...................

Selling and Marketing

     Selling and marketing expenses were $12.6 million in 2002 compared to
11.6 million in 2001 and $12.7 million in 2000. The increase of $1.0 million or 8.8% from 2001 to 2002 was primarily attributable to increased direct sales from our subsidiary in Japan and the acquisition of Continuum. The decrease of $1.1 million or 9.0% from 2000 to 2001 was primarily attributable to lower variable costs such as commissions associated with the lower sales volume. Selling and marketing expenses as a percentage of sales were 13.3% in 2002, 13.1% in 2001, and 11.8% in 2000. The changes in selling and marketing expenses as a percentage of sales are primarily attributable to fixed costs being absorbed by varying sales volumes.

General and Administrative

     General and administrative expenses were $8.1 million in 2002, as compared with $7.1 million in 2001 and $7.9 million in 2000. The increase of $1.0 million or 14.1% from 2001 to 2002 was primarily attributable to the acquisitions of Continuum and OptoFocus. The decrease of $863 thousand or 10.9% from 2000 to 2001 was primarily due to decreased bonus expense associated with lower operating income in 2001. General and administrative expenses as a percentage of sales increased to 8.5% in 2002 as compared to 8.0% in 2001 and 7.3% in 2000.

Research and Development

     Research and development expenses for 2002 were $9.8 million as compared to $9.3 million in 2001 and $9.5 million in 2000. The increase of $545 thousand or 5.9% from 2001 to 2002 was primarily attributable to the acquisition of Continuum and modest increases in research activities from all our manufacturing subsidiaries. The decrease of $254 thousand or 2.7% from 2000 to 2001 was primarily attributable to reduced research and development material costs during 2001.

Amortization of Goodwill

     No amortization of goodwill was recorded in 2002, as compared to $1.5 million in 2001 and $1.3 million in 2000. Effective January 1, 2002, the Company ceased amortizing its goodwill pursuant to its adoption of SFAS 142. The increase in amortization of goodwill of $122 thousand or 9.1% from 2000 to 2001 was primarily due to a full year of amortization of goodwill recorded in connection with the acquisition of Baublys.

Other Income/Expense

     Interest expense for 2002 was $8 thousand, as compared to $30 thousand in 2001 and $18 thousand in 2000. Interest expense decreased by $22 thousand or 73.0% from 2001 to 2002 due to less short-term borrowings by our European subsidiaries. Interest expense increased by $12 thousand or 64.9% from 2000 to 2001 due to short-term borrowings by the European subsidiary during the year, all of which were repaid by December 31, 2001.

     Interest income for 2002 was $220 thousand, as compared to $679 thousand in 2001 and $998 thousand in 2000. The decrease in interest income of $459 thousand or $67.8% from 2001 to 2002 is primarily due to lower interest rates and a decrease in our average cash balances due to the acquisitions of Continuum, OptoFocus and the final payments on our new buildings. The decrease in interest income of $320 thousand or 32.0% from 2000 to 2001 was due to reduced effective interest rates during the year and a decrease in the average invested cash balances of the Company. Balances were lower due to the funding for new buildings of approximately $12.4 million during 2001.

     Other income/expense for 2002 was $301 thousand of income, compared to $75 thousand of expense in 2001 and $178 thousand of expense in 2000. The income in 2002 was primarily attributable to the recording of foreign exchange transaction gains at Excel Europe for the purchase of inventories from the Company's U.S. Domestic subsidiaries as a result of the decline in the value of the U.S. dollar against the Euro. The expenses recorded in 2001 and 2000 were primarily the result of foreign exchange transaction losses recorded at Excel Europe for the purchase of inventories from the Company's U.S. Domestic subsidiaries as a result of the strengthening of the value of the U.S. dollar against the German Deutchmark.

Provision for Income Taxes

     The provision for income taxes for 2002 was $4.2 million, compared to $3.2 million in 2001 and $8.3 million in 2000. The increase of $955 thousand or 29.5% from 2001 to 2002 is primarily attributable to higher taxable income. The decrease of $5.1 million or 61.0% from 2000 to 2001 was primarily attributable to the decrease in taxable earnings from 2000 to 2001. The Company's effective tax rate was 33.0% for 2002, as compared to 35.3% in 2001 and 34.7% in 2000. The decrease in the Company's effective tax rate from 2001 to 2002 is primarily attributable to increased foreign sales tax benefits as a result of increased foreign sales. The Company's effective tax rates were relatively consistent from 2000 to 2001.

Liquidity and Capital Resources
................................

     At December 31, 2002, the Company had working capital of $44.8 million, including cash and equivalents of $11.8 million, compared to working capital of $42.7 million, including cash and equivalents of $16.2 million, at December 31, 2001. The increase in working capital resulted primarily from additional accounts receivable and inventory acquired in connection with the acquisitions of Continuum and OptoFocus, offset by increases in current liabilities in connection with the aforementioned acquisitions and decreases in cash and equivalents primarily due to the funding of the purchase prices for the aforementioned acquisitions.

     Net cash provided by operating activities of $10.3 million for the year ended December 31, 2002 was primarily attributable to net income before depreciation and amortization and other non-cash charges, offset partially by net changes in working capital items.

     Net cash used in investing activities of $15.3 million for the year ended December 31, 2002 was due primarily to the acquisitions of Continuum and OptoFocus for $11.3 million, combined with capital expenditures of $4.0 million to fund the completion of buildings constructed for Synrad, Baublys-Control Laser and the completion of the expansion of Quantronix's facilities.

     Net cash provided by financing activities was $498 thousand for the year ended December 31, 2002, resulting primarily from the proceeds received upon the exercise of employee stock options.

     As of December 31, 2002, the Company's contractual obligations were as follows (in thousands of dollars):

 Contractual
  Obligations                     Payments Due by Period
..............       ...............................................
                             Less than    1 - 3   3 - 5   More than
                    Total     1 Year      Years   Years    5 Years
                    .....    .........   ......   .....   .........

Operating Leases   $3,941      $1,488    $1,470   $ 738     $ 245


     The Company has a credit facility with The Bank of New York that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. As of December 31, 2002, the Company had no borrowings outstanding.

     The Company intends to continue to invest in support of its growth strategy. These investments aid in retaining and acquiring new customers, expanding the Company's current product offerings and further developing its operating infrastructure. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and equivalents that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or increase its lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.


Selected Quarterly Financial Data
..................................

     Unaudited quarterly financial data (in thousands, except per share amounts) for 2002 and 2001 is summarized as follows:



                                                  2002                                                 2001
                          ..................................................   ....................................................
                              Q1         Q2         Q3       Q4      YEAR         Q1         Q2         Q3          Q4       YEAR
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........

Net sales and services    $ 19,753   $ 22,061   $ 22,898  $ 29,801  $ 94,513   $ 24,795   $ 23,949   $ 21,564   $ 18,184   $88,492
Cost of sales and services  10,375     11,729     11,897    17,850    51,851     12,880     12,656     12,489     12,493    50,518
                          ........   ........   ........  ........  .......    ........   ........   ........   ........   ........
Gross profit                 9,378     10,332     11,001    11,951    42,662     11,915     11,293      9,075      5,691    37,974
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Operating expenses:
Selling and marketing        2,762      2,797      2,999     4,012    12,570      2,985      3,353      2,836      2,379    11,553
General and administrative   1,581      1,873      2,146     2,462     8,062      1,875      1,833      1,563      1,795     7,066
Research and development     2,273      2,176      2,334     3,055     9,838      2,360      2,228      2,329      2,376     9,293
Amortization of goodwill         0          0          0         0         0        365        363        362        369     1,459
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
                             6,616      6,846      7,479     9,529    30,470      7,585      7,777      7,090      6,919    29,371
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Income (loss) from
  operations                 2,762      3,486      3,522     2,422    12,192      4,330      3,516      1,985    (1,228)     8,603
Non-operating expenses
  (income):
Interest expense                 2          2          2         2         8         12          0          2         16        30
Interest income               (59)       (67)       (73)      (21)     (220)      (266)      (184)      (139)       (90)     (679)
Other expense
  (income), net                 32          8      (134)     (207)     (301)       (13)         31         21         37        76
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Income (loss) before
  provision for
  income taxes               2,787      3,543      3,727     2,648    12,705      4,597      3,669      2,101    (1,191)     9,176
Provision (benefit)
  for income taxes             920      1,169      1,230       874     4,193      1,632      1,295        718      (407)     3,238
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Net income (loss)         $  1,867   $  2,374   $  2,497  $  1,774  $  8,512   $  2,965   $  2,374   $  1,383   $  (784)   $ 5,938
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Basic earnings (loss)
  per common share        $   0.16   $   0.20   $   0.21  $   0.15  $   0.72   $   0.25   $   0.20   $   0.12   $ (0.07)   $  0.50
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Weighted average common
  shares outstanding        11,773     11,792     11,800    11,804    11,792     11,760     11,761     11,763     11,764    11,762
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Diluted earnings (loss)
  per common share        $   0.16   $   0.20   $   0.21  $   0.15  $   0.71   $   0.25   $   0.20   $   0.12   $ (0.07)   $  0.50
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
Weighted average common
  and common equivalent
  shares outstanding        11,995     12,162     12,114    12,073    12,071     11,991     11,993     11,978     11,764    11,978
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........
                          ........   ........   ........  ........  ........   ........   ........   ........   ........   ........



Inflation
..........

     In the opinion of management, inflation has not had a material effect on the operations of the Company


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on demand deposits with banks and money market funds and exchange rates, generating translation and transaction gains and losses.

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash and equivalents, with carrying amounts approximating market value. Assuming year-end 2002 variable cash and investment levels, a one-point change in interest rates would not have a material impact on interest income.

Foreign Exchange Rates
.......................

     Operating in international markets involves exposure to movements in currency exchange rates that are volatile at times. The economic impact of currency exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

     The Company's net sales and services to foreign customers represented approximately 63% of total net sales and services in 2002, 58% in 2001 and 52% in 2000. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company's net sales and services denominated in foreign currencies represented approximately 28% of its total net sales and services in 2002, 24% of its total net sales and services in 2001 and 15% in 2000. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains and (losses) included in determining consolidated results of operations were $332 thousand, $(7) thousand and $(177) thousand in 2002, 2001 and 2000, respectively.

     Changes in the Euro and Yen have the largest impact on the Company's operating profits. The Company estimates that a 10% change in foreign exchange rates would not materially impact reported operating profits.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements and supplementary data follow on pages 27 to 44.



                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and
           Financial Statement Schedule filed with the Annual
                   Report of the Company on Form 10-K
                  For the Year ended December 31, 2002.


                                                                    Page
                                                                    ....
Report of Independent Auditors                                        26

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001          27

Consolidated Statements of Income for the years
     ended December 31, 2002, 2001 and 2000.                          28

Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 2002, 2001 and 2000.                          29

Consolidated Statements of Cash Flows for the years
     ended December 31, 2002, 2001 and 2000                           30

Notes to Consolidated Financial Statements.                           31


Consolidated Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts                       44



Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements or notes thereto.


Report of Independent Auditors
...............................


To the Board of Directors and Stockholders
Excel Technology, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Excel Technology, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excel Technology, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill.



                                               /s/ Ernst & Young LLP

Melville, New York
January 22, 2003



                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                      December 31, 2002 and 2001

Assets                                             2002          2001
.......                                        ............  ............
Current assets:
  Cash and equivalents                        $ 11,822,081  $ 16,211,865
  Accounts receivable, less allowance
    for doubtful accounts of $993,000 and
    $717,000 in 2002 and 2001, respectively     22,375,082    15,688,733
  Inventories                                   24,481,364    19,219,695
  Deferred income taxes                          1,068,000     1,112,000
  Other current assets                           1,305,233     1,369,903
                                              ............  ............
          Total current assets                  61,051,760    53,602,196
                                              ............  ............
Property, plant and equipment - at cost, net    27,782,020    26,125,347
Other assets                                       507,237        64,362
Deferred income taxes                                    0       593,000
Goodwill                                        29,382,632    22,120,116
                                              ............  ............

Total Assets                                  $118,723,649  $102,505,021
                                              ............  ............
                                              ............  ............

Liabilities and Stockholders' Equity
.....................................
Current liabilities:
  Accounts payable                            $  5,245,202  $  3,786,154
  Accrued expenses and other
    current liabilities                         11,041,491     7,121,293
                                              ............  ............
          Total current liabilities             16,286,693    10,907,447
                                              ............  ............

Deferred income taxes                              180,000             0

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000,000 shares authorized, none issued             0             0
  Common stock, par value $.001 per share:
    20,000,000 shares authorized, 11,804,889
    and 11,763,569 shares issued and
    outstanding in 2002 and 2001, respectively      11,805        11,764
  Additional paid-in capital                    45,400,554    44,856,504
  Retained earnings                             56,295,425    47,783,066
  Accumulated other
    comprehensive income (loss)                    549,172   (1,053,760)
                                              ............  ............
          Total stockholders' equity           102,256,956    91,597,574
                                              ............  ............

Total Liabilities and Stockholders' Equity    $118,723,649  $102,505,021
                                              ............  ............
                                              ............  ............




See Notes to Consolidated Financial Statements.


                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                    Consolidated Statements of Income
               Years ended December 31, 2002, 2001 and 2000

                                      2002         2001         2000
                                  ............ ............ ............

Net sales and services            $ 94,513,481 $ 88,492,288 $107,720,400
Cost of sales and services          51,850,978   50,517,834   53,065,356
                                  ............ ............ ............
Gross profit                        42,662,503   37,974,454   54,655,044

Operating expenses:
  Selling and marketing             12,570,311   11,553,303   12,689,260
  General and administrative         8,061,553    7,066,440    7,929,652
  Research and development           9,838,153    9,292,777    9,547,342
  Amortization of goodwill                   0    1,458,639    1,336,575
                                  ............ ............ ............

                                    30,470,017   29,371,159   31,502,829
                                  ............ ............ ............

Income from operations              12,192,486    8,603,295   23,152,215

Non-operating expenses (income):
Interest expense                         8,072       29,905       18,130
Interest income                      (220,003)    (678,515)    (998,445)
Other (income) expense, net          (300,597)       75,381      177,849
                                  ............ ............ ............

Income before provision for
  income taxes                      12,705,014    9,176,524   23,954,681
Provision for income taxes           4,192,655    3,238,036    8,303,703
                                  ............ ............ ............

Net income                        $  8,512,359  $ 5,938,488 $ 15,650,978
                                  ............ ............ ............
                                  ............ ............ ............

Basic earnings per common share          $0.72        $0.50        $1.35
                                  ............ ............ ............
                                  ............ ............ ............

Weighted average common
  shares outstanding                11,792,350   11,761,911   11,597,102
                                  ............ ............ ............
                                  ............ ............ ............


Diluted earnings per common share        $0.71        $0.50        $1.30
                                  ............ ............ ............
                                  ............ ............ ............

Weighted average common and
  common equivalent
  shares outstanding               12,071,022    11,977,848   12,054,176
                                  ............ ............ ............
                                  ............ ............ ............



See Notes to Consolidated Financial Statements.





                                               Excel Technology, Inc. and Subsidiaries
                                          Consolidated Statements of Stockholders' Equity
                                           Years Ended December 31, 2002, 2001 and 2000

                                                                                        Accumulated
                                                               Additional               Other Compre-                 Compre-
                           Preferred Stock     Common Stock      Paid-In     Retained   hensive (Loss)                hensive
                            Shares Amounts   Shares   Amounts    Capital     Earnings     Income            Total      Income
                           ....... ....... .......... .......  ...........  ........... .............. ............  ...........
Balances at
 December 31, 1999              0  $     0 11,300,941 $11,301  $43,438,702  $26,193,600  $(642,390)     $ 69,001,213
Exercise of common stock
 options and warrants           0        0    458,384     458    1,388,098            0           0        1,388,556
Net income for the year         0        0          0       0            0   15,650,978           0       15,650,978  $15,650,978
Foreign currency
 translation adjustment         0        0          0       0            0            0     401,014          401,014      401,014
                                                                                                                      ...........
Comprehensive income            0        0          0       0            0            0           0                0  $16,051,992
                           ....... ....... .......... .......  ...........  ........... ...........  ...............  ...........
                                                                                                                      ...........
Balances at
 December 31, 2000              0        0 11,759,325  11,759   44,826,800   41,844,578   (241,376)       86,441,761
Exercise of common
 stock options                  0        0      4,244       5       29,704            0           0           29,709
Net income for the year         0        0          0       0            0    5,938,488           0        5,938,488  $ 5,938,488
Foreign currency
 translation adjustment         0        0          0       0            0            0   (812,384)        (812,384)    (812,384)
                                                                                                                      ...........

Comprehensive income            0        0          0       0            0            0           0                0  $ 5,126,104
                           ....... ....... .......... .......  ...........  ........... ...........     ............  ...........
                                                                                                                      ...........
Balances at
 December 31, 2001              0        0 11,763,569  11,764   44,856,504   47,783,066 (1,053,760)       91,597,574
Exercise of common
 stock options                  0        0     41,320      41      544,050            0           0          544,091
Net income for the year         0        0          0       0            0    8,512,359           0        8,512,359  $ 8,512,359
Foreign currency
 translation adjustment         0        0          0       0            0            0   1,602,932        1,602,932    1,602,932
                                                                                                                      ...........

Comprehensive income            0        0          0       0            0            0           0                0  $10,115,291
                           ....... ....... .......... .......  ...........  ........... ...........  ...............  ...........
                                                                                                                      ...........
Balances at
 December 31, 2002              0  $     0 11,804,889 $11,805  $45,400,554  $56,295,425 $   549,172     $102,256,956
                           ....... ....... .......... .......  ...........  ........... ...........  ...............
                           ....... ....... .......... .......  ...........  ........... ...........  ...............



See Notes to Consolidated Financial Statements.

                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
               Years ended December 31, 2002, 2001 and 2000

                                      2002         2001         2000
                                  ............ ............ ............

Operating activities:

  Net income                      $  8,512,359 $  5,938,488 $ 15,650,978
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Depreciation and amortization   2,745,988    3,836,241    3,504,416
     Provision for bad debts           313,800      336,365      191,410
     Deferred income taxes             817,000      826,000      (4,900)
     Changes in operating assets
      and liabilities, net of
      effects from acquisitions:
        Accounts receivable        (2,155,278)    3,337,401  (3,240,231)
        Inventories                     94,644       89,934  (4,463,317)
        Other current assets           318,150    (297,835)    (490,766)
        Other assets                     9,878      173,413      100,097
        Accounts payable           (1,589,573)    (427,961)    1,074,109
        Accrued expenses and
         other current liabilities   1,247,458  (1,075,736)    (281,791)
                                  ............ ............ ............
     Net cash provided by
       operating activities         10,314,426   12,736,310   12,040,005
                                  ............ ............ ............

Investing activities:
  Cash paid for acquisitions, net
   of cash acquired               (11,254,981)            0  (4,409,916)
  Purchases of property, plant
   and equipment                   (4,033,841) (15,512,916)  (3,874,144)
                                  ............ ............ ............
     Net cash used in investing
       activities                 (15,288,822) (15,512,916)  (8,284,060)
                                  ............ ............ ............
Financing activities:
  Proceeds from exercise of common
    stock options and warrants         498,101       29,709    1,388,556
  Payments of notes payable                  0     (15,364)     (20,573)
                                  ............ ............ ............

     Net cash provided by
       financing activities            498,101       14,345    1,367,983
                                  ............ ............ ............

Effect of exchange rate changes
  on cash and cash equivalents          86,511     (32,066)      401,013
                                  ............ ............ ............

Net (decrease) increase in cash
  and equivalents                  (4,389,784)  (2,794,327)    5,524,941
Cash and equivalents -
  beginning of year                 16,211,865   19,006,192   13,481,251
                                  ............ ............ ............
Cash and equivalents -
  end of year                     $ 11,822,081  $16,211,865  $19,006,192
                                  ............ ............ ............
                                  ............ ............ ............

Supplemental Cash Flow Information
...................................
Cash paid for:

  Interest                        $      8,072 $     33,066 $     18,130
                                  ............ ............ ............
                                  ............ ............ ............
  Income taxes                    $  1,949,780 $  3,239,876 $  8,901,062
                                  ............ ............ ............
                                  ............ ............ ............

See Notes to Consolidated Financial Statements.




                 Notes to Consolidated Financial Statements
                        December 31, 2002 and 2001

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

     Basis of Presentation
     .....................

     The consolidated financial statements include the accounts of Excel
        Technology, Inc. (Excel) and its wholly-owned subsidiaries:
        Continuum Electro-Optics, Inc. (Continuum); Excel Technology Japan Holding Company Ltd. (Excel Japan); Synrad, Inc. (Synrad); Photo Research, Inc. (Photo Research); Excel Technology Europe GmbH (previously named Quantronix GmbH); Cambridge Technology, Inc. (Cambridge); Quantronix Corporation (Quantronix); Baublys-Control Laser Corporation (Baublys-Control Laser); Control Systemation, Inc. (CSI); The Optical Corporation (TOC); Quantronix International Corporation (a Foreign Sales Corporation); and Excel Technology Asia Sdn. Bhd. (Excel Asia). All material intercompany transactions and balances have been eliminated in consolidation.

     Revenue Recognition
     ...................

     The Company recognizes revenue in accordance with SEC Staff
        Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the fee is fixed and determinable; and 4) collectibility is reasonably assured. The provisions of SAB 101 were adopted by the Company effective January 1, 2000.

     The Company's revenues are generated from the following:
        1)product sales, including product upgrades and replacement part sales; 2) maintenance agreements; and 3) agreements for services to be rendered. For services rendered, customers are billed and revenues are recognized as the related services are performed. The Company's product lines principally consist of laser-based systems and electro-optical components used in a wide range of applications by different types of end-users and are often used as sub-assemblies required for end products manufactured by the customer. Revenue relating to these products is recognized upon transfer of title to the customer, which is generally upon shipment. Related shipping and handling costs are included in cost of sales and services. With respect to maintenance agreements, revenue is recognized and customers are generally billed on a monthly or quarterly basis over the term of the agreement.

     The Company manufactures one product called a Photomask Defect
        Repair System ("DRS"). These are very large, highly complex machines. The terms of sale with respect to these items require that the Company perform installation due to the technical expertise required. Due to the post-shipment installation obligations with respect to the DRS's, the Company defers revenue recognition on the sale of DRS's until it has substantially satisfied its post-shipment obligations.


     Cash and Equivalents
     ....................

     Cash and equivalents of $11.8 million and $16.2 million at December
        31, 2002 and 2001, respectively, consist of demand deposits with banks and highly liquid money market funds. The Company considers investments with maturities of three months or less when purchased to be cash equivalents.

     Inventories
     ...........

     Inventories consist of material, labor and overhead and are stated at the lower of weighted average cost or market. Weighted average cost approximates actual cost on a first-in, first-out basis. On a quarterly basis, the Company compares the amount of the inventory on hand and under commitment with its latest forecasted requirements to determine whether write-downs for excess or obsolete inventory are required. Although the write-downs for excess or obsolete inventory reflected in the Company's consolidated balance sheet at December 31, 2002 and 2001 are considered adequate by the Company's management, there can be no assurance that these write-downs will prove to be adequate over time to cover ultimate losses in connection with the Company's inventory.

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

     Goodwill represents the excess of cost over fair value of net assets of businesses acquired and is evaluated annually for impairment. Prior to 2002, goodwill was amortized on a straight-line basis over periods ranging from 15 to 20 years.

     Research and Development Costs
     ..............................

     Research and development costs include material and labor associated with company-sponsored projects. Such costs are expensed as incurred.

     Long-Lived Assets
     .................

     The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Warranty Reserve
     ................

     The Company analyzes its warranty reserve for reasonableness on an annual basis. Based upon a three-year history of warranty expense incurred, the Company believes that the carrying amounts of its warranty reserve at December 31, 2002 and 2001 are reasonable.

     Changes in the liability for product warranty in 2002 were as follows:

        Balance at January 1, 2002          $  400,619
        Warranties issued during 2002          389,353
        Settlements made during 2002         (365,637)
        Warranty liabilities assumed in
          acquisition (1)                      555,820
                                              .........
        Balance at December 31, 2002         $ 980,155
                                              .........
                                              .........

        (1)  Assumed in the acquisition of Continuum (see Note 2)




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

     Foreign Currency Translation
     ............................

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Financial Accounting Standards Board ("FASB") Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The resulting cumulative translation adjustment of approximately $549 thousand and ($1.1 million) at December 31, 2002 and 2001, respectively, is reflected as accumulated other comprehensive income (loss), a component of stockholders' equity. In addition, there were transaction gains and losses and inter-company balances not deemed long-term in nature at the balance sheet date that resulted in net transaction gains (losses) of $332 thousand, ($7 thousand) and ($177 thousand) for the years ended
        December 31, 2002, 2001 and 2000, respectively, which is reflected in other (income) expense in the consolidated statements of income.

     Earnings Per Share
     ..................

     The Company presents two earnings per share ("EPS") amounts, basic and diluted. Basic EPS is calculated based on net income and the weighted-average number of common shares outstanding during the reported period. Diluted EPS includes the effect of potentially dilutive securities, using the treasury stock method, on weighted-average shares outstanding.

     Fair Value of Financial Instruments
     ...................................

     The recorded amounts of the Company's cash and equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term nature of these items.

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

     Accounting for Stock-Based Compensation
     .......................................

     At December 31, 2002, the Company has two stock-based employee compensation plans, which are more fully described in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123,
        "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                           Year ended December 31,
                                         2002        2001       2000
                                     ........... ........... ...........
     Net income, as reported         $ 8,512,359 $ 5,938,488 $15,650,978
        Deduct:  Total stock-based
        employee compensation expense
        determined under fair value
        based method for all awards,
        net of related tax effects   (2,064,550) (1,497,545) (1,448,514)
                                     ........... ........... ...........
     Proforma net income             $6,447,809  $ 4,440,943 $14,202,464
                                     ........... ........... ...........
                                     ........... ........... ...........

     Earnings per share:
        Basic - as reported                $0.72       $0.50       $1.35
                                           .....       .....       .....
        Basic - proforma                   $0.55       $0.38       $1.22
                                           .....       .....       .....
        Diluted - as reported              $0.71       $0.50       $1.30
                                           .....       .....       .....
        Diluted - proforma                 $0.54       $0.37       $1.18
                                           .....       .....       .....

     Accumulated Other Comprehensive Income (Loss)
     .............................................

     Accumulated other comprehensive income (loss) ("comprehensive income (loss)") refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's comprehensive income (loss) is composed of unrealized gains and losses on foreign currency translation adjustments.

     New Accounting Pronouncements
     .............................

     On January 1, 2002, the Company adopted SFAS No. 141 "Business
        Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized.
        In 2002, the Company completed its initial assessment, as of January 1, 2002, of the assets impacted by the adoption of SFAS 142, and its annual assessment as of December 31, 2002. Based upon such reviews, no impairment to the carrying value of goodwill was identified, and the Company ceased amortizing goodwill effective January 1, 2002 (see Note 5).

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset
        Retirement Obligations" ("SFAS 143"), which addresses the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated retirement costs. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has adopted both SFAS 143 and SFAS 144 on January 1, 2002. These statements did not materially impact the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
        Associated with Exit or Disposal Activities." This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company does not expect this statement to have a material impact on its financial statements.

(2)   Acquisitions
      ............

     On October 1, 2002, the Company, through a newly formed wholly-owned subsidiary, Continuum Electro-Optics, Inc., acquired substantially all of the assets and properties ("Assets") of Hoya Photonics, Inc., d/b/a Continuum, and Hoya Photonics' wholly-owned subsidiaries, Continuum Electro-Optics GmbH, Continuum France EURL and Hoya Continuum Corporation (collectively, "Continuum"), relating to the business of developing, manufacturing and marketing pulsed lasers and related accessories for the scientific and commercial marketplaces (the "Business of the Scientific Division"), for $11.2 million in cash, including approximately $500 thousand in transaction costs, and the assumption of trade payables, accrued expenses and other specified liabilities. The acquisition was accounted for as a purchase and, accordingly, acquired assets and liabilities are recorded at their fair values, and the operating results of Continuum have been included in the Company's consolidated results of operations since the date of acquisition. The final purchase price allocation of the Continuum business resulted in the following condensed balance of assets acquired and liabilities assumed:

                                          Continuum Final
                                           Purchase Price
                                             Allocation
                                          ...............
        Receivables                         $ 3,406,380
        Inventories                           4,637,301
        Property, plant and equipment           235,587
        Other assets                            473,982
        Goodwill                             *7,262,516
                                            ...........
        Total assets acquired                16,015,766

        Accounts payable                      2,215,223
        Other current liabilities             2,608,816
                                            ...........
        Total liabilities assumed             4,824,039
                                            ...........
        Net assets acquired                 $11,191,727
                                            ...........
                                            ...........

        (*) Approximately $7.3 million is expected to be deductible for tax purposes.

     Prior to the acquisition, the Company had not participated in the high-energy pulsed-laser market. The Company believes that the purchase of Continuum provides the Company with a foundation upon which to build. It is anticipated that the addition of this technology, coupled with its tenability will significantly increase the Company's ability to provide broad-based, cost effective solutions for customers in the industrial and scientific markets. In addition, Quantronix and CSI are expected to contribute to and benefit from Continuum's technology. The acquisition also expands the Company's global presence as it has locations in the United States, Japan, Germany and France.

     Pro-forma results of operations assume the acquisition of Continuum had been made at the beginning of 2001 and reflect the historical results of operations of the purchased business adjusted for the effects of reduced interest income, amortization expense and income tax expense.

                                             Year ended December 31,
                                         .............................
                                              2002             2001
                                         ............     ............
     Net sales and services              $111,838,481     $111,792,288
     Net income                             7,612,884        4,036,966
     Basic earnings per common share            $0.65            $0.34
     Diluted earnings per common share          $0.63            $0.34

     The pro-forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of 2001, or the results that may occur in the future.

     On August 31, 2002, the Company, through a newly formed wholly-
        owned subsidiary, Excel Japan, acquired all of the issued and outstanding shares of OptoFocus Corporation ("OptoFocus"), a distribution organization representing the Company's Quantronix product line in Japan, for approximately $272 thousand in cash (including acquisition related expenses). The purchase price was determined by arms length negotiations between the Company
        and OptoFocus.    The acquisition was accounted for as a purchase
        and, accordingly, acquired assets and liabilities are recorded at their fair values, and the operating results of OptoFocus have been included in the Company's consolidated results of operations since the date of acquisition. The final purchase price allocation of the OptoFocus business resulted in approximately $719 thousand in total assets acquired and approximately $447 thousand in total liabilities acquired. If the acquisition of OptoFocus had taken place at the beginning of 2001, it would not have had a material impact on the Company's consolidated results of operations as presented.

     On July 1, 2000, Excel Europe, a subsidiary of the Company, acquired substantially all of the assets and certain liabilities of Baublys GmbH ("Baublys"), a company engaged in the manufacturing and sale of customized laser systems and engraving machines. The purchase price, including additional costs directly related to the acquisition, amounted to $4.5 million and was internally funded using the Company's own cash. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Baublys have been included in the Company's consolidated results of operations since the date of acquisition. The goodwill, approximating $3.5 million, was being amortized on a straight-line basis over 15 years. In accordance with the provisions of SFAS 142, effective January 1, 2002 the Company ceased amortizing the goodwill associated with this acquisition, which at such time had a carrying value of approximately $3.2 million.

(3)  Inventories
     ...........

     Inventories consist of the following:
                                               December 31,
                                    ...............................
                                         2002              2001
                                    .............     .............
     Raw materials                  $  11,677,730     $  10,028,445
     Work-in-process                    7,670,186         5,590,729
     Finished goods                     4,277,708         3,001,963
     Consigned inventory                  855,740           598,558
                                    .............     .............
                                    $  24,481,364     $  19,219,695
                                    .............     .............
                                    .............     .............

(4)  Property, Plant and Equipment
     .............................

     Property, plant and equipment at cost consists of the following:

                                                   December 31,
                                            ............................
                             Useful life         2002           2001
                             ...........    .............  .............

     Land                         0          $ 4,236,056     $ 4,236,056
     Buildings                30 years        19,006,533      17,363,772
     Leasehold improvements  Lease term        1,390,476       1,368,053
     Fixtures and computer
        equipment             3-8 years        4,763,843       4,381,915
     Machinery and equipment  4-8 years        9,178,008       7,492,334
     Laboratory equipment     4-8 years        3,892,493       3,222,932
                                            .............  .............

                                              42,467,409      38,065,062
     Less accumulated
        depreciation and amortization         14,685,389      11,939,715
                                            .............  .............
                                           $  27,782,020   $  26,125,347
                                            .............  .............
                                            .............  .............

     Depreciation and amortization expense aggregated approximately $2.7 million, $2.4 million and $2.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.


(5)  Goodwill
     ........

     The change in the net carrying amount of goodwill for the year ended December 31, 2002 is as follows:


                                               December 31, 2002
                                               .................

     Goodwill, net, beginning of year                $22,120,116
       Acquisition of Continuum                        7,262,516
       Acquisition of OptoFocus                                0
                                               .................
     Goodwill, net, end of year                      $29,382,632
                                               .................
                                               .................

     The following table provides proforma disclosure of net income and diluted earnings per common share for the years ended December 31, 2001 and 2000, as if goodwill had not been amortized:

                                             Year ended December 31,
                                         .............................
                                              2001             2000
                                        ............     ............
     Reported net income                $  5,938,488     $ 15,650,978
       Amortization                        1,458,639        1,336,575
                                        ............     ............
     Adjusted net income                $  7,397,127     $ 16,875,553
                                        ............     ............
                                        ............     ............

     Reported diluted earnings
       per common share                        $0.50            $1.30
     Amortization per common
       share and common share equivalent       $0.12            $0.10
                                               .....            .....
     Adjusted diluted earnings
       per common share                        $0.62            $1.40
                                               .....            .....
                                               .....            .....

(6)  Income Taxes
     ............

     Pre-tax income for the years ended December 31, 2002, 2001, and 2000 was comprised of domestic income of $13.6 million, $10.4 million and $24.0 million, respectively, and foreign losses of $876 thousand, $1.2 million, and $52 thousand, respectively.

     The provision for income taxes consists of:
                                           Year ended December 31,
                                   .....................................
                                       2002         2001         2000
                                   ...........  ...........  ...........
     Current:
       Federal                     $ 2,951,768  $ 1,763,497  $ 7,467,742
       State and local                 373,219      648,539      840,861
       Foreign                          50,668            0            0
                                   ...........  ...........  ...........
                                     3,375,655    2,412,036    8,308,603
                                   ...........  ...........  ...........
     Deferred:
       Federal                         817,000      826,000      (4,900)
                                   ...........  ...........  ...........
                                   $ 4,192,655  $ 3,238,036  $ 8,303,703
                                   ...........  ...........  ...........
                                   ...........  ...........  ...........

     The current provision for income taxes includes a tax benefit of $391 thousand for 2002, $394 thousand for 2001 and $196 thousand for 2000 for utilizing Federal net operating loss carryforwards.

     The effective income tax rate differed from the statutory Federal income tax rate due to the following items:

                                           Year ended December 31,
                                   .....................................
                                       2002         2001         2000
                                   ...........  ...........  ...........
     Taxes at statutory Federal
       income tax rate             $ 4,446,755  $ 3,120,018  $ 8,402,255
     State income taxes,
       net of Federal benefit          242,593      428,036      546,560
     Non-deductible amortization
       of goodwill                           0       96,400       96,400
     ETI/Foreign Sales
       Corporation benefit           (833,216)    (582,024)    (893,485)
     Change in valuation allowance     589,000      357,000       53,100
     Other                           (252,477)    (181,934)       98,873
                                   ...........  ...........  ...........
                                   $ 4,192,655  $ 3,238,036  $ 8,303,703
                                   ...........  ...........  ...........
                                   ...........  ...........  ...........

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:
                                                   December 31,
                                         ...............................
                                               2002             2001
                                         ............      .............
     Deferred tax assets:
       Excess of tax over financial
         statement basis of inventory    $    614,000      $     610,000
       Allowance for doubtful accounts        105,000            155,000
       Accrued warranty costs                 103,000            103,000
       Other accrued expenses                 246,000            244,000
       Benefits of U.S. net operating
         loss carryforwards                   583,000            974,000
       Benefits of foreign net operating
         loss carryforwards                 1,635,000          1,046,000
       Plant and equipment depreciation       304,000            186,000
                                         ............      .............
       Total deferred tax assets            3,590,000          3,318,000
       Less valuation allowance           (1,935,000)        (1,346,000)
                                         ............      .............
                                            1,655,000          1,972,000
                                         ............      .............

     Deferred tax liabilities:
       Goodwill amortization                (767,000)          (267,000)
                                         .............     .............
       Total deferred tax liabilities       (767,000)          (267,000)
                                         .............     .............
     Net deferred tax assets               $  888,000       $  1,705,000
                                         .............     .............
                                         .............     .............

     At December 31, 2002, Excel has available net operating loss carryforwards ("NOL's"), expiring in 2005 through 2007, of approximately $1.3 million for income tax purposes. The utilization of NOL's by Excel for income tax purposes is subject to annual limitations imposed by Internal Revenue Code Section 382 due to various equity transactions from 1991 to 1993 and alternative minimum tax limitations. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the following year.

     At December 31, 2002, Quantronix and its subsidiaries have available for tax purposes utilizable NOL's of approximately $450 thousand expiring in 2005 through 2007. Such NOL's can only be utilized to offset Quantronix's future taxable income and are limited, in a similar fashion to Excel's NOL's, in each year to approximately $1.1 million as a result of the change in ownership from the merger with Excel.

     While management believes that the Company's deferred tax assets will be realized based on its generation of taxable income in recent years and its future projected taxable income, the substantial restrictions on and time periods required to realize certain of the Company's NOL's make it appropriate to record a valuation allowance against a portion of those NOL's. In addition, a valuation allowance has been provided against all of the Company's foreign net operating loss carryforwards. Accordingly, Excel has provided a total valuation allowance of $1.9 million, as of December 31, 2002. There can be no assurance that the Company will generate sufficient taxable earnings in future years to fully realize recorded tax benefits.

(7)  Accrued Expenses and Other Current Liabilities
     ..............................................

     Accrued expenses and other current liabilities consist of the following:

                                                   December 31,
                                         ...............................
                                               2002             2001
                                         .............     .............
     Salaries, wages, commissions
       and bonuses                       $  2,345,027       $  1,395,650
     Accrued vacation/holiday/sick pay        926,303            672,354
     Accrued accounts payable                 159,681            756,363
     Customer deposits                      1,926,683            612,781
     Accrued royalties payable                147,427            101,530
     Warranty reserve                         980,155            400,619
     Unearned service contract revenue        214,535            146,845
     Professional fees payable                340,553            276,412
     Income taxes payable                   1,734,353            760,615
     Other                                  2,266,774          1,998,124
                                         .............     .............
                                         $  11,041,491      $  7,121,293
                                         .............     .............
                                         .............     .............

(8)  Line of Credit
     ..............

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated, at the Company's election, utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends, and requires payment of interest on a quarterly basis. As of December 31, 2002 and 2001, the Company had no borrowings outstanding.


(9)  Stockholders' Equity
     ....................

     Stock Option Plans
     ..................

     In 1990, Excel adopted a stock option plan (the "Plan") which provided for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of Excel, to purchase an aggregate of 2,000,000 shares of common stock, as amended, at prices and terms determined by the Board of Directors. Options granted under the Plan, which terminated on July 30, 2000, may be exercisable for a period of up to ten years. Through December 31, 2002, all options granted to employees under the Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years and expire either five or ten years from date of grant.

     The Plan was amended in August 1993 to provide for the automatic grant to each member of the Board of Directors, on the date of each annual meeting of stockholders, non-incentive options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on such date.

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the fair market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the fair market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the fair market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through December 31, 2002, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant.

     A summary of activity related to the Company's stock option plans is as follows:

                                            Number      Weighted average
                                          of shares      exercise price
                                         .............  ................

    Outstanding at December 31, 1999         894,692         $  7.70
        Granted                              407,000         $ 25.16
        Exercised                          (433,764)         $  7.48
        Cancelled                           (87,752)         $  7.12
                                         .............
     Outstanding at December 31, 2000        780,176         $ 17.00
        Granted                               55,000         $ 19.71
        Exercised                            (4,244)         $  7.00
        Cancelled                           (10,620)         $ 10.63
                                         .............
     Outstanding at December 31, 2001        820,312         $ 17.31

        Granted                              457,000         $ 15.32
        Exercised                           (41,320)         $ 12.05
        Cancelled                          (165,108)         $ 23.90
                                         .............
     Outstanding at December 31, 2002       1,070,884        $ 15.65
                                         .............
                                         .............

     At December 31, 2002, 2001 and 2000, a total of 561,294, 410,342 and 200,809 options were exercisable at weighted average exercise prices of $15.33, $14.81 and $13.26, respectively, and options for the purchase of 147,050, 452,050 and 543,452 common shares were available for future grants under the 1998 plan, respectively.

     The options outstanding as of December 31, 2002 are summarized in ranges as follows:


                                  Weighted
                Number of         average
   Exercise      options        contractual       Options
    price      outstanding     remaining life   Excercisable
  ..........  ............     ..............   ............
   $  6.50        9,334          5.81 years         9,334
   $  7.00      259,850          5.03 years       236,960
   $ 13.06       62,200          6.48 years        44,200
   $ 15.15      393,000          9.13 years        40,000
   $ 16.66       52,000          9.78 years             0
   $ 19.71       45,000          8.29 years        41,000
   $ 24.63      199,500          7.23 years       139,800
   $ 29.00       50,000          7.42 years        50,000
              .........                           .......
              1,070,884                           561,294
              .........                           .......
              .........                           .......


     Other
     .....

     No warrants were available for exercise during 2002 and 2001.  In
        2000, 23,000 warrants were exercised.

     Shares Reserved for Issuance
     ............................

     At December 31, 2002, the Company had reserved, authorized and unissued 1,217,934 common shares for the following purposes:

                                         Shares
                                        .......
              1990 Stock option plan    237,934
              1998 Stock option plan    980,000

     Stock-Based Compensation
     ........................

     The per share weighted-average fair value of stock options and warrants granted during 2002, 2001 and 2000 was $15.32, $9.33 and $11.99, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2002- expected dividend yield of 0%, risk free interest rates of 4.0% and 2.6%, expected stock volatility of 56% and expected life of approximately 4.0 years; 2001- expected dividend yield of 0%, risk free interest rate of 4.9%, expected stock volatility of 55% and an expected option life of approximately 4.0 years; 2000- expected dividend yield of 0%, risk free interest rate of 6.3%, expected stock volatility of 53% and an expected option life of approximately 4.0 years.


(10) Earnings Per Share
     ..................

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                  ..................2002................
                                     Earnings      Shares      Per-Share
                                   (Numerator)  (Denominator)   Amount
                                   ...........  .............  .........
     Basic EPS                     $ 8,512,359    11,792,350     $0.72
     Effect of Dilutive
       Securities:
         Stock Options                               278,672
                                                .............
     Diluted EPS                   $ 8,512,359    12,071,022     $0.71
                                   ...........  .............  .........
                                   ...........  .............  .........

                                  ..................2001................
                                    Earnings       Shares      Per-Share
                                   (Numerator)  (Denominator)   Amount
                                   ...........  .............  .........
     Basic EPS                     $ 5,938,488    11,761,911     $0.50
     Effect of Dilutive
       Securities:
         Stock Options                               215,937
                                                .............
     Diluted EPS                   $ 5,938,488    11,977,848     $0.50
                                   ...........  .............  .........
                                   ...........  .............  .........

                                  .................2000.................
                                     Earnings      Shares      Per-Share
                                   (Numerator)  (Denominator)   Amount
                                   ...........  .............  .........

     Basic EPS                     $15,650,978    11,597,102     $1.35
     Effect of Dilutive
       Securities:
         Stock Options and
         Warrants                                    457,074
                                                ............
     Diluted EPS                   $15,650,978    12,054,176     $1.30
                                   ...........  .............  .........
                                   ...........  .............  .........

     There were 294,500, 460,500, and 407,000 unexercised stock options not included as part of the diluted EPS calculations for 2002, 2001 and 2000, respectively, because they would have been antidilutive for the periods presented.

(11) Treasury Stock
     ...............

     The Board of Directors of the Company has authorized the purchase of up to 2,000,000 shares of common stock in the open market at prevailing market prices.

(12) Employee Benefit Plan
     ....................

     The Company has a voluntary contribution pension plan, which complies with Section 401(k) of the Internal Revenue Code, as amended. The plan permits employees to make a voluntary contribution of pretax dollars to a pension trust, with a matching contribution by the Company equal to 50% of an employee's basic contribution to the plan up to a maximum of 3% of their salaries. Company contributions to the plan were approximately $ 387 thousand, $404 thousand and $423 thousand in 2002, 2001 and 2000, respectively.

(13) Commitments and Contingencies
     .............................

     Operating Leases
     ................

     The Company and its subsidiaries lease certain buildings, vehicles and equipment under non-cancelable operating leases. At
        December 31, 2002, the future minimum lease payments under non-cancelable operating leases are as follows:


                          2003       $  1,488,871
                          2004            802,635
                          2005            666,918
                          2006            458,712
                          2007            279,041
                          Thereafter      244,910
                                     ............
                                     $  3,941,087
                                     ............
                                     ............

     Rent expense approximated $957 thousand, $2.1 million, and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.


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

(14) Foreign and Domestic Operations and Export Sales
     ................................................

     The Company operates in one business segment which designs, develops, manufactures and markets laser systems and electro-optical components. Information concerning foreign and domestic operations and export sales is as follows:


                                         As of or the year ended
                                                 December 31,
                                       2002         2001         2000
                                  ............ ............ ............
      Net sales and services to
        unaffiliated customers:
         United States operations $ 67,731,476 $ 67,260,948 $ 91,018,082
         European operations        23,307,720   20,073,323   15,809,484
         Asian operations            3,474,285    1,158,017      892,834
                                  ............ ............ ............
                                  $ 94,513,481 $ 88,492,288 $107,720,400
                                  ............ ............ ............
                                  ............ ............ ............
      Operating income (loss):
         United States operations $ 13,479,327 $  9,774,458 $ 23,120,998
         European operations       (1,600,173)  (1,242,962)     (98,690)
         Asian operations              313,332       71,799      129,907
                                  ............ ............ ............
                                  $ 12,192,486 $  8,603,295 $ 23,152,215
                                  ............ ............ ............
                                  ............ ............ ............
      Identifiable assets:
         United States operations $ 96,577,557 $ 85,552,201 $ 83,448,272
         European operations        16,667,458   16,175,597   14,853,942
         Asian operations            5,478,634      777,223      683,455
                                  ............ ............ ............
                                  $118,723,649 $102,505,021 $ 98,985,669
                                  ............ ............ ............
                                  ............ ............ ............

     In determining operating income (loss) for each geographic area, sales and purchases between areas have been accounted for on the basis of internal transfer prices set by the Company.

     Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

     During the years ended December 31, 2002, 2001 and 2000, the
        Company had foreign and export sales of approximately $59.2 million, $51.3 million and $56.1 million, representing 63%, 58% and 52%, respectively, of total net sales and services.

     No single customer accounted for more than ten percent of the Company's net sales and services in 2002, 2001 and 2000. No accounts receivable from a customer exceeded five percent of the Company's total accounts receivable at December 31, 2002. One customer accounted for 5.8% of the Company's total accounts receivable at December 31, 2001.

(15)  Related Party Transactions
      ..........................

     Two directors of the Company also provide services to the Company as legal counsel. During 2002, 2001 and 2000, the Company paid approximately $388 thousand, $55 thousand and $174 thousand, respectively, for legal services rendered by the respective law firms that the directors represent.




Schedule II
............

                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                   Valuation and Qualifying Accounts
             Years ended December 31, 2002, 2001 and 2000

     Column A       Column B       Column C        Column D    Column E
.................   .......... ................. ............  ..........
                   Balance at Additions charged (Deductions)  Balance at
                   beginning    to cost and      additions -    end of
  Description      of period      expenses        describe      period
.................   .......... ................. ............  ..........

  Allowance for
doubtful accounts:
   Year ended
  December 31,:

     2002          $ 717,000     $ 313,800      $ (37,800)(1)  $ 993,000
     2001          $ 559,000     $ 336,000      $(178,000)(1)  $ 717,000
     2000          $ 464,000     $ 191,000      $(173,000)(1)  $ 559,000
                                                $   77,000(2)

(1)     Uncollectible accounts written off, net of recoveries.
(2)     Allowance of acquired subsidiary at date of acquisition


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III
.........

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

     Subsequent to the date of the Company's evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV
........

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND
          REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Consolidated Financial Statements (included in Part II, Item 8):

     Report of Independent Auditors

     Consolidated Balance Sheets as of December 31, 2002 and 2001

     Consolidated Statements of Earnings for the years ended
       December 31, 2002, 2001 and 2000.

     Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 2002, 2001 and 2000.

     Consolidated Statements of Cash Flows for the years ended
       December 31, 2002, 2001 and 2000.

     Notes to Consolidated Financial Statements

2.   Consolidated Financial Statement Schedule (included in
       Part II Item 8)*

     Schedule
     ........

     II     Valuation and Qualifying Accounts


3.   Exhibits included herein:

     See Exhibit Index below for exhibits filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K.  Current Report on Form 8-K, filed
       November 25, 2002, relating to the transaction between the Company and Hoya Photonics, Inc. and its related subsidiaries.

......................................

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

                                        EXCEL TECHNOLOGY, INC.
                                        By:  /s/ J. Donald  Hill
                                        ................................
                                             J. Donald Hill,
                                             Chairman of the Board

                                        By:  /s/ Antoine Dominic
                                        ................................
                                             Antoine Dominic,
                                             Chief Executive Officer

Date:   March 18, 2003

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     Signature                       Title                    Date
......................  ................................  ...............

/s/ J. Donald Hill     Chairman of the Board
......................  and Director                       March 18, 2003
    J. Donald Hill

/s/ Antoine Dominic    Chief Executive Officer,           March 18, 2003
......................  President, Chief Operating Officer,
    Antoine Dominic    and Director (Principal Executive
                       Officer and Principal Financial and
                       and Accounting Officer)

/s/ Steven Georgiev    Director                           March 18, 2003
......................
    Steven Georgiev

/s/ Howard S. Breslow  Director                           March 18, 2003
......................
    Howard S. Breslow

/s/ Joseph J. Ortego
......................  Director                           March 18, 2003
    Joseph J. Ortego




                             CERTIFICATION

I, Antoine Dominic, certify that:

     1.  I have reviewed this annual report on Form 10-K of Excel
Technology, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     By:  /s/ Antoine Dominic
         ...........................
         Antoine Dominic, President,
         Chief Executive Officer, and
         Chief Operating Officer
         (Principal Accounting Officer)


Dated:  March 17, 2003




                            INDEX TO EXHIBITS


Exhibit
Number                           Document
.........                         .........

   2 Asset Purchase Agreement, dated as of October 11, 2002, by and among Continuum Electro-Optics, Inc. (formerly Excel Continuum Corporation), Hoya Photonics, Inc., et. al. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed November 25, 2002.

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

   3.2 By-Laws, as amended. Incorporated by reference to the Company's Registration Statement on Form S-4,
        File  No.  33-47440.

   4 Specimen Certificate for Company's Common Stock. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-39375.

   10.1 1990 Stock Option Plan, as amended. Incorporated by reference to the Company's Registration Statement on Form S-1,
        File  No. 33-52612.

   10.2 Employment Agreement, dated as of October 10, 2000, between the Company and J. Donald Hill (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000), as amended by letter agreement, dated October 3, 2002*

   10.3 Employment Agreement, dated as of October 10, 2000, between the Company and Antoine Dominic. Incorporated by reference to
        Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

   21   List of subsidiaries.*

   23   Consent of Ernst & Young LLP*

   99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

        * filed herewith




EXHIBIT 10.2

AMENDMENT TO EMPLOYMENT AGREEMENT

                         EXCEL TECHNOLOGY, INC.
                            41 RESEARCH WAY
                        EAST SETAUKET, NY 11733

                                              As of October 3, 2002

Mr. J. Donald Hill


     Re:  Employment Agreement
          ....................

Dear Don:

     Reference is made to the employment agreement (the "Employment Agreement"), dated as of October 10, 2000, by and between you and Excel Technology, Inc. (the "Corporation"). Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in the Employment Agreement.

     For good and valuable consideration, the receipt of which is hereby acknowledged, the Corporation hereby agrees to the following amendments to the Employment Agreement: (a) the Base Salary is decreased to $175,000 per annum for the remainder of the Employment Period and (b) the non-accountable automobile allowance shall be increased to $2,000 per month.

     Except as amended or modified herein, the Employment Agreement shall remain in full force and effect.

     If the foregoing is in accordance with your understanding, kindly sign and return to us a counterpart hereof, whereupon this instrument along with all counterparts will become part of the Employment Agreement and binding between us.

                                   Sincerely,

                                   EXCEL TECHNOLOGY, INC.


                                   By:  /s/ Antoine Dominic
                                        ...................
                                            Antoine Dominic

AGREED AND ACCEPTED:

/s/ J. Donald Hill
.....................
    J. Donald Hill













EXHIBIT 21

LIST OF SUBSIDIARIES

Name of Subsidiary:                                     Incorporated in:
..........................                               ................
Cambridge Technology, Inc.                                 Massachusetts
Continuum Electro-Optics, Inc. (d/b/a "Continuum")              Delaware
Control Laser Corporation (d/b/a "Baublys-Control Laser")        Florida
Control Systemation, Inc.                                       Delaware
Excel Technology Services Company                               Delaware
Quantronix Corporation                                          Delaware
Quantronix International Corp. (1)                              Barbados
Photo Research, Inc.                                            Delaware
Synrad, Inc.                                                  Washington
The Optical Corporation                                       California
Excel Technology Asia Sdn. Bhd.                                 Malaysia
Excel Technology Europe GmbH                                     Germany
Baublys GmbH (2)                                                 Germany
Excel Technology France S.A.S. (2)                                France
Excel Technology Japan Holding Co., Ltd.                           Japan
Excel Technology Japan K.K.     (3)                                Japan


(1)  A wholly-owned subsidiary of Quantronix Corporation
(2)  A wholly-owned subsidiary of Excel Technology Europe GmbH
(3)  A wholly-owned subsidiary of Excel Technology Japan Holding Co.,
Ltd.


EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-71122) pertaining to the Excel Technology, Inc. 1990 Stock Option Plan, the Registration Statement (Form S-3 No. 33-34523) of Excel Technology, Inc. and in the related Prospectus, and the Registration Statement (Form S-8 No. 33-35934) pertaining to the Excel Technology 1998 Stock Option Plan of our report dated January 22, 2003, with respect to the consolidated financial statements and schedule of Excel Technology, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2002.


                                                   /s/ Ernst & Young
                                                   .................

Melville, New York

March 18, 2003


EXHIBIT 99

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Antoine Dominic, Chief Executive Officer and Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-K of the Company for the annual period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  March 18, 2003



                                      /s/ Antoine Dominic
                                      .................................
                                          Antoine Dominic, President,
                                          Chief Executive Officer, and
                                          Chief Operating Officer
                                          (Principal Accounting Officer)