Form 10-Q
period 2003-03-31
EXCEL TECHNOLOGY INC
filed 2003-05-13
CIK 873603

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

  For the quarter ended March 31, 2003  Commission File Number 0-19306

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

                             Yes [X]  No [ ]

The number of shares of the Registrant's common stock outstanding as of May 12, 2003 was: 11,807,589.

CONTENTS

                        PART I.   FINANCIAL INFORMATION

                                                                     Page
                                                                     ....
Item 1.  Consolidated Financial Statements:
         ..................................

         Consolidated Balance Sheets as of March 31, 2003
         (unaudited) and December 31, 2002                             3

         Consolidated Statements of Income (unaudited) for the
         Three Months Ended March 31, 2003 and 2002                    4

         Consolidated Statements of Cash Flows (unaudited)
         for the Three Months Ended March 31, 2003 and 2002            5

         Notes to Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
         Condition and Results of Operations                           9
         ...................................
Item 3.  Quantitative and Qualitative Disclosures about Market Risk   11
         ..........................................................

Item 4.  Controls and Procedures                                      12
         .......................

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            13
         .................

Item 2.  Changes in Securities and Use of Proceeds                    13
         .........................................

Item 3.  Defaults upon Senior Securities                              13
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders          13
         ...................................................

Item 5.  Other Information                                            13
         .................

Item 6.  Exhibits and Reports on Form 8-K                             13
         ................................

         (a) Exhibits - (11) Computation of net earnings per share    17

                        (99) Certification of periodic report         18

         (b) Reports on Form 8-K


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         .................................

                  CONSOLIDATED BALANCE SHEETS
            (In thousands, except per share amounts)

                                           March 31, 2003  Dec. 31, 2002
                                           ..............  .............
                                             (Unaudited)
Assets
.......
Current assets:
   Cash and equivalents                        $   12,883     $   11,822
   Accounts receivable, less allowance for
     doubtful accounts of $1,052 and $993
     in 2003 and 2002, respectively                26,152         22,375
   Inventories                                     25,625         24,482
   Deferred income taxes                            1,068          1,068
   Other current assets                             1,463          1,305
                                               ..........     ..........
              Total current assets                 67,191         61,052
                                               ..........     ..........

Property, plant and equipment - at cost, net       27,541         27,782
Other assets                                          442            507
Goodwill                                           29,446         29,383
                                               ..........     ..........

              Total assets                    $   124,620     $  118,724
                                               ..........     ..........
                                               ..........     ..........
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                           $     5,874     $    5,245
   Accrued expenses and other
     current liabilities                           13,091         11,042
                                               ..........     ..........
              Total current liabilities            18,965         16,287
                                               ..........     ..........
Deferred income taxes                                 180            180
Stockholders' equity:
   Preferred stock, par value $.001 per share:
      2,000 shares authorized, none issued              0              0
   Common stock, par value $.001 per share:
     20,000 shares authorized, 11,807 and
     11,805 shares issued and outstanding
     in 2003 and 2002, respectively                    12             12
   Additional paid-in capital                      45,415         45,401
   Retained earnings                               59,144         56,295
   Accumulated other comprehensive income             904            549
                                               ..........     ..........

              Total stockholders' equity          105,475        102,257
                                               ..........     ..........

              Total liabilities and
                stockholders' equity          $   124,620     $  118,724
                                               ..........     ..........
                                               ..........     ..........







See Notes to Consolidated Financial Statements.


                    CONSOLIDATED STATEMENTS OF INCOME
         (Unaudited and in thousands, except earnings per share)

                                                   Three Months Ended
                                                       March 31,
                                                  2003           2002
                                               ..........     ..........
Net sales and services                         $   31,437     $   19,753

Cost of sales and services                         17,129         10,375
                                               ..........     ..........
Gross profit                                       14,308          9,378

Operating expenses:
  Selling and marketing                             4,187          2,762
  General and administrative                        2,633          1,581
  Research and development                          3,305          2,273
                                               ..........     ..........
         Total operating expenses                  10,125          6,616
                                               ..........     ..........
Operating income                                    4,183          2,762

Non-operating expenses (income):
  Interest expense                                      0              2
  Interest income                                    (24)           (59)
  Other (income) expense, net                       (177)             32
                                               ..........     ..........
Income before provision for income taxes            4,384          2,787

Provision for income taxes                          1,535            920
                                               ..........     ..........
Net income                                      $   2,849     $    1,867
                                               ..........     ..........
                                               ..........     ..........

  Basic net earnings per common share               $0.24          $0.16
                                               ..........     ..........
                                               ..........     ..........

  Weighted average common shares outstanding       11,806         11,773
                                               ..........     ..........
                                               ..........     ..........

  Diluted net earnings per common share             $0.24          $0.16
                                               ..........     ..........
                                               ..........     ..........
  Weighted average common and
    common equivalent shares outstanding           12,103         11,995
                                               ..........     ..........
                                               ..........     ..........



See Notes to Consolidated Financial Statements.


                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and in thousands)

                                                  Three Months Ended
                                                       March 31,
                                                  2003           2002
                                               ..........     ..........
Operating activities:
   Net income                                  $    2,849     $    1,867
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                  690            724
       Provision for bad debts                         34            171
       Deferred income taxes                            0            (1)
   Changes in operating assets and liabilities,
     net of effects from acquisitions:
       Accounts receivable                        (3,488)          (237)
       Inventories                                  (956)          (458)
       Other current assets                         (124)          (336)
       Other assets                                 (159)            (2)
       Accounts payable                               594          (685)
       Accrued expenses and other
         current liabilities                        1,960          (368)
                                               ..........     ..........
         Net cash provided by
           operating activities                     1,400            675
                                               ..........     ..........
Investing activities:
   Purchases of property, plant and equipment       (394)        (1,494)
   Cash paid for acquisitions                         (4)              0
                                               ..........     ..........
         Net cash used in investing activities      (398)        (1,494)
                                               ..........     ..........
Financing activities:
   Proceeds from exercise of common
     stock options                                     14             72
                                               ..........     ..........
         Net cash provided by financing
           activities                                  14             72
                                               ..........     ..........
Effect of exchange rate changes
  on cash and equivalents                              45           (13)
                                               ..........     ..........
Net increase (decrease) in cash
  and equivalents                                   1,061          (760)
Cash and equivalents, beginning of period          11,822         16,212
                                               ..........     ..........
Cash and equivalents, end of period            $   12,883     $   15,452
                                               ..........     ..........
                                               ..........     ..........




Supplemental cash flow information:
....................................

Cash paid for:
Interest                                       $        0     $        2
Income taxes                                   $       13     $       44



See Notes to Consolidated Financial Statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS
     .................................

     The consolidated balance sheet as of March 31, 2003, and the consolidated statements of income and cash flows for the three months ended March 31, 2003 and March 31, 2002 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2003 and for all periods presented.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

B.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following (In thousands):

                                           March 31, 2003  Dec. 31, 2002
                                           ..............  .............
          Raw Materials                       $    12,455    $    11,678
          Work-in-Process                           7,413          7,670
          Finished Goods                            4,623          4,278
          Consigned Inventory                       1,134            856
                                              ...........    ...........
                                              $    25,625    $    24,482
                                              ...........    ...........
                                              ...........    ...........

C.   LINE-OF-CREDIT
     ..............

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated, at the Company's election, utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends, and requires payment of interest on a quarterly basis. As of March 31, 2003, the Company had no borrowings outstanding under the credit facility.

D.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $3.2 million and $1.8 million for the three months ended March 31, 2003 and 2002, respectively.

E.   ACQUISITIONS
     ............

     On October 1, 2002, the Company, through a newly formed wholly-owned subsidiary, Continuum Electro-Optics, Inc., acquired substantially all of the assets and properties ("Assets") of Hoya Photonics, Inc., d/b/a Continuum, and Hoya Photonics' wholly-owned subsidiaries, Continuum Electro-Optics GmbH, Continuum France EURL and Hoya Continuum Corporation (collectively, "Continuum"), relating to the business of developing, manufacturing and marketing pulsed lasers and related accessories for the scientific and commercial marketplaces (the "Business of the Scientific Division"), for $11.2 million in cash, including approximately $500 thousand in transaction costs, and the assumption of trade payables, accrued expenses and other specified liabilities. The acquisition was accounted for as a purchase and, accordingly, acquired assets and liabilities are recorded at their fair values, and the operating results of Continuum have been included in the Company's consolidated results of operations since the date of acquisition. The final purchase price allocation of the Continuum business resulted in the following condensed balance of assets acquired and liabilities assumed (In thousands):

                                              Continuum Final
                                              Purchase Price
                                                Allocation
                                              ..............
         Receivables                          $        3,406
         Inventories                                   4,637
         Property, plant and equipment                   236
         Other assets                                    474
         Goodwill                                      7,267
                                              ..............
         Total assets acquired                        16,020

         Accounts payable                              2,215
         Other current liabilities                     2,609
                                              ..............
         Total liabilities assumed                     4,824
                                              ..............
         Net assets acquired                  $       11,196
                                              ..............
                                              ..............


     Pro-forma results of operations assume the acquisition of Continuum had been made at the beginning of 2002 and reflect the historical results of operations of the purchased business adjusted for the effects of reduced interest income, amortization expense and income tax expense.

                                        Quarter ended March 31, 2002
                                   (In thousands, except per share data)
                                   .....................................

   Pro forma net sales and services           $    25,529
   Pro forma net income                       $     1,567
   Pro forma basic net earnings per
     common share                                   $0.13
   Pro forma diluted net earnings
     per common share                               $0.13

     The pro-forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of 2002, or the results that may occur in the future.

     On August 31, 2002, the Company, through a newly formed wholly-owned subsidiary, Excel Technology Japan Holding Co., Ltd., acquired all of the issued and outstanding shares of OptoFocus Corporation ("OptoFocus"), a distribution organization representing the Company's Quantronix product line in Japan, for approximately $272 thousand in cash (including acquisition related expenses). The Company has retained substantially all of the employees of OptoFocus. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of OptoFocus, which are insignificant compared to those of the Company, have been included in the Company's consolidated results of operations since the date of the acquisition.

F.   ACCRUED WARRANTY COSTS
     ......................

     The Company analyzes its accrued warranty costs for reasonableness quarterly. Based upon a three-year history of warranty expense incurred, the Company believes that the carrying amount of its accrued warranty costs at March 31, 2003 is reasonable.

     Changes in the liability for product warranties in the three-month period ended March 31, 2003 were as follows (In thousands):

              Balance at December 31, 2002     $  980
              Warranties issued during 2003       182
              Settlements made during 2003      (169)
                                               ......
              Balance at March 31, 2003        $  993
                                               ......
                                               ......


G.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     .......................................

     At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (In thousands, except per share data).

                                                      Quarter ended
                                                        March 31,
                                                     2003         2002
                                                    ......       ......

         Net income, as reported                  $  2,849     $  1,867

         Deduct:  Total stock-based employee
           compensation expense determined
           under fair value based method for
           all awards, net of related
           tax effects                               (460)        (709)
                                                    ......       ......

         Proforma net income                        $2,389       $1,158
                                                    ......       ......
                                                    ......       ......
           Earnings per share:
           Basic - as reported                       $0.24        $0.16
                                                    ......       ......
           Basic - proforma                          $0.20        $0.10
                                                    ......       ......
           Diluted - as reported                     $0.24        $0.16
                                                    ......       ......
           Diluted - proforma                        $0.20        $0.10
                                                    ......       ......









Item 2.   Management's Discussion and Analysis of Financial Condition and
          ...............................................................
          Results of Operations
          .....................

Results of Operations
......................

     Net sales and services for the quarter ended March 31, 2003 increased $11.7 million or 59.1% to $31.4 million from $19.8 million for the comparable period in the prior year. The increase is primarily attributable to the addition of Continuum in October 2002 and Excel Technology Japan. In addition, sales increased at Cambridge Technology, Synrad and Quantronix.

     Gross margins decreased to 45.5% for the period ended March 31, 2003 from 47.5% in the same period ended March 31, 2002. The decrease is primarily due to Continuum which experiences lower gross margins and the
product mix.   Product margins vary from direct sales to distributor
sales and also vary among the more than 250 product configurations.

     Selling and marketing expenses increased to $4.2 million in the quarter ended March 31, 2003 from $2.8 million in the quarter ended March 31, 2002. The increase of $1.4 million or 51.6% is primarily attributable to the addition of Continuum and Excel Technology Japan and increased variable costs such as commissions associated with the increased sales volume. Selling and marketing expenses as a percentage of sales decreased to 13.3% for the quarter ended March 31, 2003 from 14.0% for the comparable period in the prior year. The decrease as a percentage of sales is essentially attributable to fixed costs being absorbed by higher sales volume.

     General and administrative expenses increased $1.1 million or 66.5% from $1.6 million in the quarter ended March 31, 2002 to $2.6 million in the current period. The increase is primarily attributable to the addition of Continuum. In addition, higher bonus expenses were recognized as a result of our higher operating income.

     Research and development costs were $3.3 million for the quarter ended March 31, 2003, an increase of $1 million from the $2.3 million for the comparable period in the prior year. The increase is primarily attributable to increases in research activities from all our manufacturing subsidiaries and the addition of Continuum.

     Interest expense was zero versus $2 thousand for the quarters ended March 31, 2003 and 2002, respectively. The Company had no debt during the 2003 quarter.

     The decrease in interest income of $35 thousand to $24 thousand in the quarter ended March 31, 2003 from $59 thousand in the same period of 2002 is primarily due to reduced effective interest rates during the periods in comparison. In addition, average investable cash balances were lower during the quarter ended March 31, 2003.

     Other income/expense resulted in income of $177 thousand for the quarter ended March 31, 2003 as compared to expense of $32 thousand for the quarter ended March 31, 2002. This is primarily attributable to the recording of foreign currency transaction gains at Excel Europe for the settlement of payables for the purchase of inventories from the Company's U.S. subsidiaries as a result of the decline in the value of the U.S. dollar against the Euro.

     The provision for income taxes increased $615 thousand or 66.8% from $920 thousand in the quarter ended March 31, 2002 to $1.5 million for the current quarter ended March 31, 2003. The increase is primarily attributable to higher pre-tax earnings combined with the use of an effective rate which increased from 33% to 35% in the quarter ended March 31, 2003 due to higher projected pre-tax earnings expected for 2003, as compared to the same period in the prior year.

Liquidity and Capital Resources
................................

     Working capital at March 31, 2003 was $48.2 million compared to $44.8 million at December 31, 2002. Cash and equivalents were $12.9 million at March 31, 2003 and $11.8 million at December 31, 2002.

     Net cash provided by operating activities was $1.4 million for the quarter ended March 31, 2003 and $675 thousand for the quarter ended March 31, 2002, which were primarily attributable to higher net income before depreciation and amortization and provisions for bad debts, offset partially by net changes in working capital items.

     Net cash used in investing activities of $398 thousand for the quarter ended March 31, 2003 was primarily attributable to the purchase of equipment. Net cash used in investing activities of $1.5 million for the quarter ended March 31, 2002 was due primarily to the purchase of equipment combined with funding for the completion of buildings constructed for Synrad, Baublys-Control Laser and the completion of the expansion of Quantronix's facilities.

     Net cash provided by financing activities was $14 thousand for the quarter ended March 31, 2003. Net cash provided by financing activities was $72 thousand for the quarter ended March 31, 2002, resulting primarily from the proceeds received upon the exercise of employee stock options.

     The Company intends to continue to invest in support of its growth strategy. These investments aid in retaining and acquiring new customers, expanding the Company's current product offerings and further developing its operating infrastructure. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and equivalents and those that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or increase its lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated, at the Company's election, utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends, and requires payment of interest on a quarterly basis. As of March 31, 2003, the Company had no borrowings outstanding under the credit facility.


Inflation
..........

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Forward-Looking Statements
...........................

     The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10K for the year ended December 31, 2002. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.







Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ..........................................................

Market Risk
............

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on demand deposits with banks and money market funds and foreign currency exchange rates, generating translation and transaction gains and losses.

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

Foreign Currency Exchange Rates
................................

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

     The Company's net sales and services to foreign customers represent a large percentage of total net sales. The Company generally has not engaged in foreign currency hedging transactions.

     Changes in the foreign currency rate for the Euro and Yen would have the largest impact on translating the Company's international operating profit. The Company estimates that a 10% change in foreign currency exchange rates would not materially impact reported profits.


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

     The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

     Subsequent to the date of the Company's evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          .................

     For information concerning Legal Proceedings, reference is made to
     Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     None.

Item 5.   Other Information
         .................

     None.

Item 6.   Exhibits and Reports on Form 8-K
          .................................

          a)  Exhibits - 11. Computation of net earnings per share
                         99. Certification Pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002, 18 U.S.C.
                             Section 1350

          b)  Reports on Form 8-K - None


                               SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:  May 13, 2003

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      By:  /s/ Antoine Dominic
           ...................
           Antoine Dominic, President,
           Chief Executive Officer, and
           Chief Operating Officer
           (Principal Accounting Officer)

Dated: May 13, 2003




                           INDEX TO EXHIBITS

     Exhibit No.  Description

     11           Statement re:  Computation of Earnings Per Share

     99           Certification Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EXHIBIT 11

COMPUTATION OF NET EARNINGS PER SHARE
(In thousands, except per share data)
(Unaudited)

                                          BASIC             DILUTED
                                   Three Months Ended  Three Months Ended
                                         March 31,          March 31,
                                   ..................  ..................
                                       2003     2002      2003     2002
                                       ....     ....      ....     ....
Net earnings                       $  2,849  $  1,867  $  2,849  $  1,867
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

Weighted average common shares
  outstanding                        11,806    11,773    11,806    11,773

Weighted average common share
  equivalents outstanding:
    Stock options                         0         0       297       222
                                   ........  ........  ........  ........

Weighted average common shares
  and common share equivalents
  outstanding                        11,806    11,773    12,103    11,995
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

Net earnings per share             $   0.24  $   0.16  $   0.24  $   0.16
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

EXHIBIT 99

CERTIFICATION OF PERIODIC REPORT
.................................

     I, Antoine Dominic, Chief Executive Officer and Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 13, 2003


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