Form 10-Q
period 2003-06-30
EXCEL TECHNOLOGY INC
filed 2003-08-11
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                   ...................................
                               FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.

         (Exact name of Registrant as specified in its Charter)
                   ...................................

        For the quarterly period          Commission File Number 0-19306
          ended June 30, 2003

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

                             Yes [X]  No [ ]

The number of shares of the Registrant's common stock outstanding as of August 7, 2003 was: 11,847,227.












                                CONTENTS

                     PART I.  FINANCIAL INFORMATION

                                                                     Page
                                                                     ....
Item 1.  Consolidated Financial Statements:
         ..................................

         Consolidated Balance Sheets as of June 30, 2003 (unaudited)
         and December 31, 2002                                          3

         Consolidated Statements of Income (unaudited) for the Three
         Months Ended June 30, 2003 and 2002                            4

         Consolidated Statements of Income (unaudited) for the Six
         Months Ended June 30, 2003 and 2002                            5

         Consolidated Statements of Cash Flows (unaudited) for the Six
         Months Ended June 30, 2003 and 2002                            6

         Notes to Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
           Condition and Results of Operations                         10
           ...................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk    14
         ..........................................................

Item 4.  Controls and Procedures                                       14
         .......................


                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             15
         .................

Item 2.  Changes in Securities and Use of Proceeds                     16
         .........................................

Item 3.  Defaults upon Senior Securities                               16
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders           16
         ...................................................

Item 5.  Other Information                                             16
         .................

Item 6.  Exhibits and Reports on Form 8-K                              17
         ................................

         (a) Exhibits - (11) Computation of net earnings per share     19
                        (99.1) Certification Pursuant to Section 906   20
                        (99.2) Certification Pursuant to Section 302   21

          (b) Reports on Form 8-K - Filed in the second quarter of 2003:
                        Form 8-K dated April 14, 2003
                        Form 8-K dated April 15, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         ..................................

                        CONSOLIDATED BALANCE SHEETS
                 (In thousands, except per share amounts)

                                             June 30, 2003  Dec. 31, 2002
                                             .............  .............
                                              (Unaudited)
Assets
.......
Current assets:
  Cash and equivalents                       $     17,135   $     11,822
  Accounts receivable, less allowance
    for doubtful accounts of $1,102 and
    $993 in 2003 and 2002, respectively            22,573         22,375
  Inventories                                      26,397         24,482
  Deferred income taxes                             1,068          1,068
  Other current assets                              1,636          1,305
                                             .............  .............
        Total current assets                       68,809         61,052
                                             .............  .............
Property, plant and equipment - at cost, net       27,495         27,782
Other assets                                          461            507
Goodwill                                           29,461         29,383
                                             .............  .............
        Total assets                         $    126,226   $    118,724
                                             .............  .............
                                             .............  .............

Liabilities and Stockholders' Equity
.....................................
Current liabilities:
  Accounts payable                           $      4,326   $      5,245
  Accrued expenses and other
   current liabilities                             12,487         11,042
                                             .............  .............
        Total current liabilities                  16,813         16,287
                                             .............  .............

Deferred income taxes                                 180            180
Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                0              0
  Common stock, par value $.001 per share:
    20,000 shares authorized, 11,846 and
    11,805 shares issued and outstanding
    in 2003 and 2002, respectively                     12             12
  Additional paid-in capital                       46,000         45,401
  Retained earnings                                62,010         56,295
  Accumulated other comprehensive income            1,211            549
                                             .............  .............


        Total stockholders' equity                 109,233       102,257
                                             .............  .............
        Total liabilities and
          stockholders' equity               $    126,226   $    118,724
                                             .............  .............
                                             .............  .............

See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF INCOME
        (Unaudited and in thousands, except earnings per share)

                                                  Three Months Ended
                                                       June 30,
                                             ...........................
                                                  2003          2002
                                             .............  .............

Net sales and services                       $     31,514   $     22,062

Cost of sales and services                         17,163         11,729
                                             .............  .............

Gross profit                                       14,351         10,333

Operating expenses:
  Selling and marketing                             4,272          2,797
  General and administrative                        2,724          1,873
  Research and development                          3,131          2,176
                                             .............  .............

        Total operating expenses                   10,127          6,846
                                             .............  .............

Operating income                                    4,224          3,487

Non-operating expenses (income):
  Interest expense                                      0              1
  Interest income                                     (32)           (67)
  Other (income) expense, net                        (119)             8
                                             .............  .............

Income before provision for income taxes            4,375          3,545

Provision for income taxes                          1,509          1,170
                                             .............  .............

Net income                                   $      2,866   $      2,375
                                             .............  .............
                                             .............  .............


Basic net earnings per common share                $ 0.24         $ 0.20
                                                   .......        .......
                                                   .......        .......

Weighted average common shares outstanding         11,815         11,792
                                                   .......        .......
                                                   .......        .......

Diluted net earnings per common share              $ 0.24         $ 0.20
                                                   .......        .......
                                                   .......        .......

Weighted average common and
  common equivalent shares outstanding             12,178         12,162
                                                   .......        .......
                                                   .......        .......

See Notes to Consolidated Financial Statements.


                   CONSOLIDATED STATEMENTS OF INCOME
        (Unaudited and in thousands, except earnings per share)

                                                   Six Months Ended
                                                       June 30,
                                             ...........................
                                                  2003          2002
                                             .............  .............

Net sales and services                       $     62,951   $     41,815

Cost of sales and services                         34,292         22,104
                                             .............  .............

Gross profit                                       28,659         19,711

Operating expenses:
  Selling and marketing                             8,460          5,559
  General and administrative                        5,356          3,454
  Research and development                          6,436          4,449
                                             .............  .............

        Total operating expenses                   20,252         13,462
                                             .............  .............

Operating income                                    8,407          6,249

Non-operating expenses (income):
  Interest expense                                      0              3
  Interest income                                     (56)          (126)
  Other (income) expense, net                        (296)            41
                                             .............  .............

Income before provision for income taxes            8,759          6,331

Provision for income taxes                          3,044          2,089
                                             .............  .............

Net income                                   $      5,715   $      4,242
                                             .............  .............
                                             .............  .............


Basic net earnings per common share                $ 0.48         $ 0.36
                                                   .......        .......
                                                   .......        .......

Weighted average common shares outstanding         11,842         11,783
                                                   .......        .......
                                                   .......        .......


Diluted net earnings per common share              $ 0.47         $ 0.35
                                                   .......        .......
                                                   .......        .......

Weighted average common and
     common equivalent shares outstanding          12,173         12,063
                                                   .......        .......
                                                   .......        .......


See Notes to Consolidated Financial Statements.


                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited and in thousands)
                                                   Six Months Ended
                                                       June 30,
                                             ...........................
                                                  2003          2002
                                             .............  .............


Operating activities:
  Net income                                 $      5,715   $      4,242
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization                  1,387          1,470
     Provision for bad debts                           82            218
     Deferred income taxes                              0              2
     Changes in operating assets and
      liabilities, net of effects from
      acquisitions:
        Accounts receivable                          (357)          (579)
        Inventories                                (1,505)        (1,761)
        Other current assets                         (251)          (132)
        Other assets                                  192             13
        Accounts payable                             (983)           550
        Accrued expenses and other
         current liabilities                        1,306            229
                                             .............  .............
           Net cash provided by
            operating activities                    5,586          4,252
                                             .............  .............

Investing activities:
  Purchases of property, plant and equipment         (973)        (2,607)
  Cash paid for acquisitions                           (4)             0
                                             .............  .............
           Net cash used in
            investing activities                     (977)        (2,607)
                                             .............  .............
Financing activities:
  Proceeds from exercise of
   common stock options                               599            457
                                             .............  .............

           Net cash provided by
            financing activities                      599            457
                                             .............  .............

Effect of exchange rate changes on
 cash and equivalents                                 105             14
                                             .............  .............

Net increase in cash and equivalents                5,313          2,116

Cash and equivalents, beginning of period          11,822         16,212
                                             .............  .............
Cash and equivalents, end of period          $     17,135   $     18,328
                                             .............  .............
                                             .............  .............

Supplemental cash flow information:
....................................

Cash paid for:
  Interest                                   $          0   $          3
  Income taxes                               $      1,362   $        786


See Notes to Consolidated Financial Statements.


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


A.   CONSOLIDATED FINANCIAL STATEMENTS
     .................................

     The consolidated balance sheet as of June 30, 2003, the consolidated statements of income for the three months and six months ended June 30, 2003 and June 30, 2002, and the consolidated statements of cash flows for the six months ended June 30, 2003 and June 30, 2002 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2003 and for all periods presented.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

B.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following (In thousands):

                                             June 30, 2003  Dec. 31, 2002
                                             .............  .............

    Raw Materials                            $      13,196  $      11,678
    Work-in-Process                                  7,344          7,670
    Finished Goods                                   4,610          4,278
    Consigned Inventory                              1,247            856
                                             .............  .............
                                             $      26,397  $      24,482
                                             .............  .............
                                             .............  .............

C.   LINE-OF-CREDIT
     ..............

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated, at the Company's election, utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends, and requires payment of interest on a quarterly basis. As of June 30, 2003, the Company had no borrowings outstanding under the credit facility. The Company is currently negotiating a new line of credit.

D.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $3.2 million for the three months ended June 30, 2003 and 2002 and $6.4 million and $5.0 million for the six months ended June 30, 2003 and 2002 respectively.

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


                                             Continuum Final
                                       Purchase Price Allocation
                                       .........................

     Receivables                           $    3,406
     Inventories                                4,637
     Property, plant and equipment                236
     Other assets                                 474
     Goodwill                                   7,282
                                           ..........
     Total assets acquired                     16,035

     Accounts payable                           2,215
     Other current liabilities                  2,609
                                           ..........
     Total liabilities assumed                  4,824
                                           ..........
     Net assets acquired                   $   11,211
                                           ..........
                                           ..........

     Pro-forma results of operations assume the acquisition of Continuum had been made at the beginning of 2002 and reflect the historical results of operations of the purchased business adjusted for the effects of reduced interest income, amortization expense and income tax expense.


                                           Six Months Ended
                                             June 30, 2002
                                       .......................
                                        (In thousands, except
                                           per share data)

     Pro forma net sales and services       $   53,365
     Pro forma net income                   $    3,642
     Pro forma basic net earnings
       per common share                     $     0.31
     Pro forma diluted net earnings
       per common share                     $     0.30

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

F.   ACCRUED WARRANTY COSTS
     ......................

     The Company analyzes its accrued warranty costs for reasonableness quarterly. Based upon a three-year history of warranty expense incurred, the Company believes that the carrying amount of its accrued warranty costs at June 30, 2003 is reasonable.

Changes in the liability for product warranties in the six-month period ended June 30, 2003 were as follows (In thousands):

     Balance at December 31, 2002          $      980
     Warranties issued during 2003                304
     Settlements made during 2003                (287)
                                           ...........
     Balance at June 30, 2003              $      997
                                           ...........
                                           ...........

G.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     .......................................

     At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (In thousands, except per share data).
                                                   Six Months Ended
                                                       June 30,
                                             ...........................
                                                  2003          2002
                                             .............  ............
     Net income, as reported                 $      5,715   $      4,242

     Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effects                  (1,066)          (779)
                                             .............  ............
     Proforma net income                     $      4,649   $      3,463
                                             .............  ............
                                             .............  ............

     Earnings per share:
       Basic - as reported                         $ 0.48         $ 0.36
                                                   ......         ......
       Basic - proforma                            $ 0.39         $ 0.29
                                                   ......         ......
       Diluted - as reported                       $ 0.47         $ 0.35
                                                   ......         ......
       Diluted - proforma                          $ 0.38         $ 0.29
                                                   ......         ......


     On April 22, 2003, the Financial Accounting Standards Board ("FASB") determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft later this year that could become effective in 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

H.   JOINT VENTURE
     .............

     On April 23, 2003, the Company entered into a joint venture agreement to form Excel Laser Technology Private Limited, a company in India, that will primarily import laser equipment for industrial and scientific applications, promote the sales and marketing of the Company's products in India and provide post-sales services for installed equipment. The Company invested $10,750 for a 50% interest in the joint venture. The Company's investment will be accounted for under the equity method and the carrying value will be adjusted to recognize its share of income and loss from the joint venture. As of June 30, 2003 the joint venture had not commenced operations.


Item 2.  Management's Discussion and Analysis of Financial Condition
         ...........................................................
           and Results of Operations
           .........................

Results of Operations
......................

     Net sales and services for the quarter ended June 30, 2003 increased $9.4 million or 42.5% to $31.5 million from $22.1 million for the comparable period in the prior year. For the six months ended June 30, 2003, net sales and services were $63.0 million, an increase of $21.1 million or 50.5% from $41.8 million in the six months ended June 30, 2002. A little more than half of the increases are attributable to the addition of Continuum's pulsed laser products in October 2002 and Excel Technology Japan in August 2002. In addition, we experienced increased sales volume from our scanners and scientific laser products.


     Gross margins decreased to 45.5% for the quarter ended June 30, 2003 from 46.8% in the same quarter in the prior year. For the six months ended June 30, 2003, gross margins decreased to 45.5% from 47.1% in the same six months ended June 30, 2002. The decreases are primarily due to the addition of Continuum's pulsed laser products, which generally
experience lower gross margins and the product mix.   Product margins
vary from direct sales to distributor sales and also vary among the more than 250 product configurations.

     Selling and marketing expenses increased to $4.3 million in the quarter ended June 30, 2003 from $2.8 million in the quarter ended June 30, 2002. The increase of $1.5 million or 53.6% in selling and marketing expenses for the current quarter is primarily attributable to the addition of Continuum and Excel Technology Japan and increased variable costs such as commissions associated with the increased sales levels.
For the six months ended June 30, 2003, selling and marketing expenses were $8.5 million as compared to $5.6 million for the same period in 2002. Selling and marketing expenses as a percentage of sales increased to 13.6% for the quarter ended June 30, 2003 from 12.7% for the comparable period in the prior year. Selling and marketing expenses as a percentage of sales increased to 13.4% for the six months ended June 30, 2003 from 13.3% for the comparable period in the prior year. The increases as a percentage of sales are essentially attributable to higher fixed costs such as personnel and increased marketing costs associated with the expansion of our sales and marketing efforts.

     General and administrative expenses increased $851 thousand or 45.5% from $1.9 million in the quarter ended June 30, 2002 to $2.7 million in the current period. For the six months ended June 30, 2003, general and administrative expenses increased $1.9 million to $5.4 million from $3.5 million in 2002. General and administrative expenses as a percentage of sales increased to 8.6% for the quarter ended June 30, 2003 from 8.5% for the comparable period in the prior year. General and administrative expenses as a percentage of sales increased to 8.5% for the six months ended June 30, 2003 from 8.3% for the comparable period in the prior year. The increases are primarily attributable to the addition of Continuum, our subsidiary in Japan, legal and accounting fees.

     Research and development costs for the quarter ended June 30, 2003 increased $1.0 million or 43.9% to $3.1 million from $2.2 million in the quarter ended June 30, 2002. For the six months ended June 30, 2003, research and development costs increased $2.0 million or 44.7% to $6.4 million from $4.4 million in 2002. Research and development costs as a percentage of sales remained at 9.9% for the quarter ended June 30, 2003 as compared to the period in the prior year. Research and developments costs as a percentage of sales decreased to 10.2% for the six months ended June 30, 2003 from 10.6% for the comparable period in the prior year. The increases are primarily attributable to increases in research activities from all our manufacturing subsidiaries and the addition of Continuum's pulsed laser research activities.

     The Company had no interest expense in 2003 as it had no debt during the period. Interest expense was $1 thousand for the three months ended June 30, 2002 and $3 thousand for the six months ended June 30, 2002, all resulting from short-term borrowing by the Company's European subsidiary.

     Interest income decreased to $32 thousand for the quarter ended June 30, 2003 from $67 thousand in the same period of 2002, a decrease of $35 thousand. For the six months ended June 30, 2003 and June 30, 2002, interest income was $56 thousand and $126 thousand, respectively. The decreases are primarily due to reduced effective interest rates experienced in 2003. In addition, average cash balances were lower during the six months ended June 30, 2003.

     Other income/expense resulted in income of $119 thousand for the quarter ended June 30, 2003 as compared to expense of $8 thousand for the quarter ended June 30, 2002. Other income/expense resulted in income of $296 thousand for the six months ended June 30, 2003 as compared to expense of $41 thousand for the six months ended June 30, 2002. The income in 2003 is primarily attributable to foreign currency transaction gains at Excel Europe for the settlement of payables due in US Dollars for the purchase of inventories from the Company's U.S. subsidiaries as a result of the decline in the value of the U.S. dollar against the Euro.

     The provision for income taxes increased $339 thousand or 29% from $1.2 million in the quarter ended June 30, 2002 to $1.5 million for the current quarter ended June 30, 2003. For the six months ended June 30, 2003, the provision for income taxes increased $955 thousand or 45.7% from $2.1 million in the six months ended June 30, 2002 to $3.0 million in the comparable period in 2003. The increases are primarily attributable to higher pre-tax earnings combined with the use of an effective rate which increased from 33% to 34.8% in the six months ended June 30, 2003 due to higher projected pre-tax earnings expected for 2003, as compared to the same period in the prior year.


Liquidity and Capital Resources
................................

     Working capital at June 30, 2003 was $52.0 million compared to $44.8 million at December 31, 2002. Cash and equivalents were $17.1 million at June 30, 2003 and $11.8 million at December 31, 2002.

     Net cash provided by operating activities was $5.6 million for the six months ended June 30, 2003 and $4.3 million for the six months ended June 30, 2002, which is approximately the net income realized during each period, respectively.

     Net cash used in investing activities of $977 thousand for the six months ended June 30, 2003 was primarily attributable to the purchase of equipment. Net cash used in investing activities of $2.6 million for the six months ended June 30, 2002 was due primarily to the purchase of equipment combined with payments for the completion of buildings constructed for Synrad, Baublys-Control Laser and the completion of the expansion of Quantronix's facilities.

     Net cash provided by financing activities was $599 thousand for the six months ended June 30, 2003. Net cash provided by financing activities was $457 thousand for the six months ended June 30, 2002. The cash provided in each of those periods resulted from the proceeds received upon the exercise of employee stock options.

     The Company intends to continue to invest in support of its growth strategy. These investments aid in acquiring and retaining existing customers, expanding the Company's current product offerings and further developing its operating infrastructure. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and equivalents and those that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

     On July 23, 1998, the Company entered into a credit facility with The Bank of New York (the "Bank") that provides the Company with a $15 million revolving line of credit for acquisitions or working capital requirements. The term of this agreement is for five years, maturing on July 22, 2003. This credit facility allows for interest to be calculated, at the Company's election, utilizing an Alternative Base Rate ("ABR") or a LIBOR rate plus a premium ranging from 0.50% to 2.25%. The ABR is the higher rate of the prime rate or the Federal Funds Rate plus 0.50%. This credit facility contains certain financial covenants, including a minimum tangible net worth requirement of at least $15 million, prohibits the payment of dividends, and requires payment of interest on a quarterly basis. As of June 30, 2003, the Company had no borrowings outstanding under the credit facility. The Company is currently negotiating a new line of credit.

Inflation
..........

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

New Accounting Pronouncements
..............................

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective July 1, 2003. The implementation of this statement will not have an affect on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN No. 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003 and is otherwise effective July 1, 2003. The Company is currently evaluating the impact, if any, of FIN No. 46.

     On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft later this year that could become effective in 2004.

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         .................

     In connection with the lawsuit filed by the Company's Quantronix Corporation subsidiary ("Quantronix") against Positive Light, Inc. ("Positive Light"), in October, 2002, seeking a declaratory judgment of non-infringement, invalidity and unenforceability of Positive Light's U.S. Patent No. 6,122,097 and U.S. Patent No. 5,963,363, Positive Light has given Quantronix a covenant not to sue for infringement of such patents and the lawsuit has been dismissed by the Court.

The lawsuit filed by Positive Light against Quantronix in May, 2002, for alleged infringement of U.S. Patent No. 5,790,303, which is being vigorously defended by Quantronix, is in the fact discovery stage. Settlement discussions are scheduled to take place toward the end of July and the beginning of August 2003. In the event the settlement discussions do not result in a settlement, the parties have agreed to a mediation of the matter in September 2003.

     In November, 2002, Dr. R. Gordon Gould and Patlex Corporation ("Gould/Patlex") filed a lawsuit in the United States District Court for the District of Massachusetts against Great Computer Corp. ("GCC"), a customer of the Company's Synrad, Inc. subsidiary, for infringement of one of the patents licensed by Gould/Patlex to Synrad. The lawsuit is based upon GCC's incorporation of Synrad's sealed C02 lasers into a system sold by GCC to its customers. In April 2003, GCC attempted to bring Synrad into the case as a cross-defendant, on a variety of indemnification and fraud theories. Because the Court's jurisdiction over the cross-claim was not properly pleaded, Synrad moved to have GCC's cross-claim dismissed. The motion was granted. After the Court dismissed Synrad from the case, it entered a previously signed stipulation which was intended to cure the jurisdictional defects and prevent the dismissal. At this time, Synrad is not a party to the case, although GCC may contend otherwise.

     In view of the District Court's dismissal of GCC's cross-claim against Synrad, Gould/Patlex filed a separate, new action for patent infringement and breach of license agreement and false advertising against Synrad. The case is currently pending in the United States District Court for the District of Massachusetts. Gould/Patlex contends that Synrad has failed to properly pay royalties to Gould/Patlex, which allegation has been denied. As a result, Gould/Patlex purported to terminate the Gould/Patlex - Synrad patent license agreement, thus allegedly converting Synrad's licensed activities into infringing activities. Synrad has denied all of the substantive allegations of Gould/Patlex, and on July 8, 2003 filed counterclaims against Gould/Patlex for breach of contract, wrongful termination of license and violation of Mass. Gen. Laws c. 93A (unfair business practices). The initial scheduling conference is scheduled for September 3, 2003. Synrad believes that it is and has always been in compliance with all terms and conditions of the Gould/Patlex - Synrad patent license agreement, and any errors in royalty calculations which were made in the past were timely corrected after notice, pursuant to the "notice and cure" provisions of the agreement. Efforts to obtain explanations of the reasoned position of Gould/Patlex have been fruitless to date. Synrad continues to operate in accordance with its duties and obligations under its agreement with Gould/Patlex, including the obligation to pay royalties upon its sales of Licensed Lasers. Synrad intends to vigorously defend the case.


Item 2.  Changes in Securities and Use of Proceeds
         .........................................

         None.

Item 3.  Defaults upon Senior Securities
         ...............................

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders
         ...................................................

     The Company's Annual Meeting of Stockholders was held on
May 14, 2003.  At the Meeting:

     (i) The following persons were elected as directors of the Company, to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified, each receiving the number of votes set forth opposite their names:

                                 FOR     WITHHELD    AGAINST
                             ..........  ........   ..........
          J. Donald Hill     10,068,400      0        920,387
          Antoine Dominic    10,068,340      0        920,447
          Steven Georgiev    10,826,036      0        162,751
          Howard S. Breslow   9,319,765      0      1,669,022
          Donald E. Weeden   10,827,061      0        161,726

     (ii) The appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2003 was ratified, with 10,811,587 shares voting in favor of the appointment, 152,144 shares voting against, and 25,056 shares abstaining from voting.

Item 5.  Other Information
         .................

          None.




Item 6.  Exhibits and Reports on Form 8-K
         ................................

     (i)  Exhibits - 11.  Computation of net earnings per share
                     99.1 Certification Pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002, 18 U.S.C.
                          Section 1350
                     99.2 Certification Pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002.

     (ii) Reports on Form 8-K - Filed in the second quarter of 2003:
          Form 8-K dated April 14, 2003
               Item 4.  Changes in Registrant's Certifying Accountants
               Item 7.  Financial Statements, Proforma Financial
                        Information and Exhibits

          Form 8-K dated April 15, 2003
               Item 7.  Financial Statements, Proforma Financial
                        Information and Exhibits
               Item 12.  Results of Operations and Financial Condition

                               SIGNATURES
                               ..........

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:  August 11, 2003

        EXCEL TECHNOLOGY, INC.


        By:  /s/ J. Donald Hill
            .....................................
            J. Donald Hill, Chairman of the Board


        By:  /s/ Antoine Dominic
             ....................................
             Antoine Dominic, President,
             Chief Executive Officer, and
             Chief Operating Officer
             (Principal Accounting Officer)


                            INDEX TO EXHIBITS
                            .................

Exhibit No.                                Description
............        ......................................................


11                 Computation of Net Earnings Per Share

99.1               Certification Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99.2               Certification Pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002.













EXHIBIT 11



COMPUTATION OF NET EARNINGS PER SHARE
(In thousands, except per share data)
(Unaudited)
                                         BASIC               DILUTED

                                   Three Months Ended  Three Months Ended
                                        June 30,             June 30,
                                   ..................  ..................

                                     2003      2002      2003       2002
                                   ........  ........  ........  ........

Net earnings                       $  2,866  $  2,375  $  2,866  $  2,375
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........
Weighted average common
  shares outstanding                 11,815    11,792    11,815    11,792

Weighted average common
  share equivalents outstanding:
    Stock Options                         0         0       363       370
                                   ........  ........  ........  ........
Weighted average common shares
  and common share equivalents
  outstanding                        11,815    11,792    12,178    12,162
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

Net earnings per share             $   0.24  $   0.20  $   0.24  $   0.20
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

                                    Six Months Ended    Six Months Ended
                                        June 30,             June 30,
                                   ..................  ..................
                                     2003      2002      2003       2002
                                   ........  ........  ........  ........

Net earnings                       $  5,715  $  4,242  $  5,715  $  4,242
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........
Weighted average common
  shares outstanding                 11,842    11,783    11,842    11,783

Weighted average common
  share equivalents outstanding:
    Stock Options                         0         0       331       280
                                   ........  ........  ........  ........


Weighted average common shares and
  common share equivalents
  outstanding                        11,842    11,783    12,173    12,063
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

Net earnings per share             $   0.48  $  0.36   $   0.47  $   0.35
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........








EXHIBIT 99.1

CERTIFICATION OF PERIODIC REPORT
.................................


     I, Antoine Dominic, Chief Executive Officer and Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 11, 2003
                                           /s/ Antoine Dominic
                                           ..............................
                                           Antoine Dominic, President,
                                           Chief Executive Officer, and
                                           Chief Operating Officer
                                           (Principal Accounting Officer)

     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


EXHIBIT 99.2

CERTIFICATION
..............

     I, Antoine Dominic, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Excel Technology, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                      By:  /s/ Antoine Dominic
                                          ...............................
                                          Antoine Dominic, President,
                                          Chief Executive Officer, and
                                          Chief Operating Officer
                                          (Principal Accounting Officer)
Dated: August 11, 2003