Form 10-Q
period 2003-09-30
EXCEL TECHNOLOGY INC
filed 2003-10-23
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                ........................................

                                FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.

         (Exact name of Registrant as specified in its Charter)
         ......................................................


For the quarter ended September 30, 2003  Commission File Number 0-19306

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

                            Yes [X]  No [ ]

The number of shares of the Registrant's common stock outstanding as of October 22, 2003 was: 11,906,347.

                                CONTENTS

                     PART I.  FINANCIAL INFORMATION

                                                                     Page
                                                                     ....
Item 1.  Consolidated Financial Statements:
         ..................................

         Consolidated Balance Sheets as of September 30, 2003
           (unaudited)and December 31, 2002                            3

         Consolidated Statements of Income (unaudited) for the
           Three Months Ended September 30, 2003 and 2002              4

         Consolidated Statements of Income (unaudited) for the
           Nine Months Ended September 30, 2003 and 2002               5

         Consolidated Statements of Cash Flows (unaudited) for the
           Nine Months Ended September 30, 2003 and 2002               6

         Notes to Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
           Condition and Results of Operations                        10
           ...................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   13
         ..........................................................

Item 4.  Controls and Procedures                                      14
         .......................

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            15
         .................

Item 2.  Changes in Securities and Use of Proceeds                    16
         .........................................

Item 3.  Defaults upon Senior Securities                              16
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders          16
         ...................................................

Item 5.  Other Information                                            16
         .................

Item 6.  Exhibits and Reports on Form 8-K                             16
         ................................

         (a) Exhibits - (11) Computation of net earnings per share    19
                        (99.1) Certification Pursuant to Section 906 20 (99.2) Certification Pursuant to Section 302 21

         (b) Reports on Form 8-K - Filed in the third quarter of 2003:
                        Form 8-K dated October 14, 2003









PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:
           .................................

                       CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share amounts)

                                                      Sept. 30,  Dec. 31,
                                                        2003       2002
                                                      .........  ........
                                                     (Unaudited)
Assets
.......
Current assets:
  Cash and equivalents                                $ 20,277   $ 11,822
  Accounts receivable, less allowance for doubtful
    accounts of $1,107 and $993 in 2003 and 2002,
    respectively                                        23,242     22,375
  Inventories                                           25,655     24,482
  Deferred income taxes                                  1,068      1,068
  Other current assets                                   1,307      1,305
                                                      ........   ........
          Total current assets                          71,549     61,052
                                                      ........   ........
Property, plant and equipment - at cost, net            27,143     27,782
Other assets                                               834        507
Goodwill                                                29,730     29,383
                                                      ........   ........

          Total assets                                $129,256   $118,724
                                                      ........   ........
                                                      ........   ........
Liabilities and Stockholders' Equity
.....................................

Current liabilities:
  Accounts payable                                    $  4,233   $  5,245
  Accrued expenses and other current liabilities        12,259     11,042
                                                      ........   ........
          Total current liabilities                     16,492     16,287
                                                      ........   ........
Deferred income taxes                                      180        180

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                     0          0
  Common stock, par value $.001 per share:
    20,000 shares authorized, 11,906 and 11,805
    shares issued and outstanding in 2003 and 2002,
    respectively                                            12         12

  Additional paid-in capital                            46,604     45,401

  Retained earnings                                     64,669     56,295
  Accumulated other comprehensive income                 1,299        549
                                                      ........   ........
          Total stockholders' equity                   112,584    102,257
                                                      ........   ........
          Total liabilities and
            stockholders' equity                      $129,256   $118,724
                                                      ........   ........
                                                      ........   ........

See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF INCOME
         (Unaudited and in thousands, except earnings per share)

                                                      Three Months Ended
                                                         September 30,
                                                      ...................
                                                        2003       2002
                                                      ........   ........

Net sales and services                                $ 28,690   $ 22,899

Cost of sales and services                              15,010     11,897
                                                      ........   ........
Gross profit                                            13,680     11,002

Operating expenses:
  Selling and marketing                                  3,949      3,000
  General and administrative                             2,984      2,145
  Research and development                               2,999      2,334
                                                      ........   ........
          Total operating expenses                       9,932      7,479
                                                      ........   ........
Operating income                                         3,748      3,523

Non-operating expenses (income):
  Interest expense                                           0          2
  Interest income                                         (38)       (73)
  Other income, net                                       243)      (134)
                                                      ........   ........
Income before provision for income taxes                 4,029      3,728

Provision for income taxes                               1,370      1,230
                                                      ........   ........
Net income                                            $  2,659   $  2,498
                                                      ........   ........
                                                      ........   ........

Basic net earnings per common share                      $0.22      $0.21
                                                         .....      .....
                                                         .....      .....
Weighted average common shares outstanding              11,864     11,800
                                                        ......     ......
                                                        ......     ......
Diluted net earnings per common share                    $0.22      $0.21
                                                         .....      .....
                                                         .....      .....
Weighted average common and
  common equivalent shares outstanding                  12,273     12,114
                                                        ......     ......
                                                        ......     ......

See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF INCOME
         (Unaudited and in thousands, except earnings per share)

                                                       Nine Months Ended
                                                         September 30,
                                                      ...................
                                                        2003       2002
                                                      ........   ........
Net sales and services                                $ 91,641   $ 64,713

Cost of sales and services                              49,302     34,001
                                                      ........   ........
Gross profit                                            42,339     30,712

Operating expenses:
  Selling and marketing                                 12,408      8,559
  General and administrative                             8,341      5,599
  Research and development                               9,435      6,783
                                                      ........   ........
          Total operating expenses                      30,184     20,941
                                                      ........   ........
Operating income                                        12,155      9,771

Non-operating expenses (income):
  Interest expense                                           0          6
  Interest income                                         (94)      (199)
  Other income, net                                      (539)       (94)
                                                      ........   ........
Income before provision for income taxes                12,788     10,058

Provision for income taxes                               4,414      3,319
                                                      ........   ........

Net income                                            $  8,374   $  6,739
                                                      ........   ........
                                                      ........   ........
Basic net earnings per common share                      $0.71      $0.57
                                                      ........   ........
                                                      ........   ........
Weighted average common shares outstanding              11,829     11,788
                                                      ........   ........
                                                      ........   ........
Diluted net earnings per common share                    $0.69      $0.56
                                                      ........   ........
                                                      ........   ........
Weighted average common and
   common equivalent shares outstanding                 12,186     12,074
                                                      ........   ........
                                                      ........   ........


See Notes to Consolidated Financial Statements.


                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and in thousands)
                                                      Nine months ended
                                                         September 30,
                                                      ..................
                                                        2003       2002
                                                      ........   ........
Operating activities:
  Net income                                          $  8,374   $  6,738
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      2,061      2,186
      Provision for bad debts                               98        242
      Deferred income taxes                                  0          3
      Changes in operating assets and liabilities,
        net of effects from acquisitions:
          Accounts receivable                            (825)    (2,396)
          Inventories                                    (670)    (3,177)
          Other current assets                              61        157
          Other assets                                   (223)       (14)
          Accounts payable                             (1,096)        392
          Accrued expenses and other
            current liabilities                            996        404
                                                      ........   ........
              Net cash provided by
                operating activities                     8,776      4,535
                                                      ........   ........
Investing activities:
  Purchases of property, plant and equipment           (1,282)    (3,508)
  Investment in joint venture                            (411)          0
  Cash paid for acquisitions                               (4)        205
                                                      ........   ........
              Net cash used in investing activities    (1,697)    (3,303)
                                                      ........   ........
Financing activities:
  Proceeds from exercise of common stock options         1,203        466
                                                      ........   ........
              Net cash provided by
                financing activities                     1,203        466
                                                      ........   ........
Effect of exchange rate changes on
  cash and equivalents                                     173         63
                                                      ........   ........
Net increase in cash and equivalents                     8,455      1,761

Cash and equivalents, beginning of period               11,822     16,212
                                                      ........   ........
Cash and equivalents, end of period                   $ 20,277   $ 17,973
                                                      ........   ........
                                                      ........   ........
Supplemental cash flow information:

Cash paid for:
  Interest                                            $      0   $     3
  Income taxes                                        $  2,282  $    786

See Notes to Consolidated Financial Statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS
     .................................

     The consolidated balance sheet as of September 30, 2003, the consolidated statements of income for the three months and nine months ended September 30, 2003 and September 30, 2002, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and September 30, 2002 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2003 and for all periods presented.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

B.   INVENTORIES
     ...........

     Inventories are recorded at the lower of average cost or market. Average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following (In thousands):

                             September 30, 2003    December 31, 2002
                             ..................    .................
    Raw Materials                    $   12,545           $   11,678
    Work-in-Process                       7,146                7,670
    Finished Goods                        4,809                4,278
    Consigned Inventory                   1,155                  856
                                      .........            .........
                                      $  25,655            $  24,482
                                      .........            .........
                                      .........            .........


C.   LINE-OF-CREDIT
     ..............

     As of September 30, 2003, the Company's credit facility with the Bank of New York had expired, with no borrowings outstanding at expiration.
The Company is currently negotiating a new line of credit and plans to have one in place in the fourth quarter of 2003.

D.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $2.7 million and $2.0 million for the three months ended September 30, 2003 and 2002 and $9.1 million and $7.0 million for the nine months ended September 30, 2003 and 2002, respectively.

E.   ACQUISITIONS
     ............

     On October 1, 2002, the Company, through a newly formed wholly-owned subsidiary, Continuum Electro-Optics, Inc., acquired substantially all of the assets and properties ("Assets") of Hoya Photonics, Inc., d/b/a Continuum, and Hoya Photonics' wholly-owned subsidiaries, Continuum Electro-Optics GmbH, Continuum France EURL and Hoya Continuum Corporation (collectively, "Continuum"), relating to the business of developing, manufacturing and marketing pulsed lasers and related accessories for the scientific and commercial marketplaces (the "Business of the Scientific Division"), for $11.2 million in cash, including approximately $500 thousand in transaction costs, and the assumption of trade payables, accrued expenses and other specified liabilities. The acquisition was accounted for as a purchase and, accordingly, acquired assets and liabilities are recorded at their fair values, and the operating results of Continuum have been included in the Company's consolidated results of operations since the date of acquisition. Goodwill was increased in 2003 by $347 thousand for additional expenses related to the acquisition and an inventory purchase price adjustment. The final purchase price allocation of the Continuum business resulted in the following condensed balance of assets acquired and liabilities assumed (In thousands):

                                       Continuum Final Purchase
                                           Price Allocation
                                      ........................
       Receivables                                 $    3,406
       Inventories                                      4,372
       Property, plant and equipment                      236
       Other assets                                       474
       Goodwill                                         7,629
                                                   ..........
       Total assets acquired                           16,117

       Accounts payable                                 2,215
       Other current liabilities                        2,691
                                                   ..........
       Total liabilities assumed                        4,906
                                                   ..........
       Net assets acquired                         $   11,211
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

                                  Nine months ended September 30, 2002
                                  (In thousands, except per share data)

  Pro forma net sales and services               $  82,038
  Pro forma net income                           $   5,839
  Pro forma basic net earnings per common share      $0.50
  Pro forma diluted net earnings per common share    $0.48

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

F.   ACCRUED WARRANTY COSTS
     ......................

     The Company analyzes its accrued warranty costs for reasonableness quarterly. Based upon a three-year history of warranty expense incurred, the Company believes that the carrying amount of its accrued warranty costs at September 30, 2003 is reasonable.

     Changes in the liability for product warranties in the nine-month period ended September 30, 2003 were as follows (In thousands):


          Balance at December 31, 2002     $    980
          Warranties issued during 2003         443
          Settlements made during 2003        (407)
                                           ........
          Balance at September 30, 2003    $  1,016
                                           ........
                                           ........

G.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     .......................................

     At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. The fair value of the options was estimated at the date of grant using the Black Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (In thousands, except per share data).

                                                      Nine months ended
                                                         September 30,
                                                        2003       2002
                                                      ........   ........

          Net income, as reported                     $  8,374   $  6,739

          Deduct:  Total stock-based employee
            compensation expense determined
            under fair value based method for
            all awards, net of related tax effects     (2,140)    (1,606)
                                                      ........   ........

          Proforma net income                         $  6,234   $  5,132
                                                      ........   ........
                                                      ........   ........
          Earnings per share:
            Basic - as reported                          $0.71      $0.57
                                                         .....      .....
            Basic - proforma                             $0.53      $0.44
                                                         .....      .....
            Diluted - as reported                        $0.69      $0.56
                                                         .....      .....
            Diluted - proforma                           $0.52      $0.43
                                                         .....      .....

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

H.   JOINT VENTURE
     .............

     On April 23, 2003, the Company created Excel Laser Technology Private Limited based in Mumbai, India as a joint venture for the distribution of certain subsidiary products in South Asia. This Joint Venture will focus on marketing, sales, installation, applications and customer service. The Company invested $10,750 for a 50% equity interest in the joint venture. In addition, in August 2003, the Company loaned the joint venture $400,000, which is non-interest bearing.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ...............................................................
           Results of Operations
           .....................

Results of Operations
......................

     Net sales and services for the quarter ended September 30, 2003 increased $5.8 million or 25.3% to $28.7 million from $22.9 million for the comparable period in the prior year. For the nine months ended September 30, 2003, net sales and services were $91.6 million, an increase of $26.9 million or 41.6% from $64.7 million in the nine months ended September 30, 2002. Approximately two-thirds of the increases are attributable to the addition of Continuum's pulsed laser products in October 2002 and Excel Technology Japan in August 2002. In addition, we experienced increased sales volume from our scanners and scientific laser products.

     Gross margins decreased to 47.7% for the quarter ended September 30, 2003 from 48.0% in the same quarter in the prior year. For the nine months ended September 30, 2003, gross margins decreased to 46.2% from 47.5% in the same nine months ended September 30, 2002. The decreases are primarily due to the addition of Continuum's pulsed laser products, which generally experience lower gross margins than the Company's other
products and the product mix.   Product margins vary from direct sales to
distributor sales and also vary among the more than 250 product configurations.

     Selling and marketing expenses increased to $3.9 million in the quarter ended September 30, 2003 from $3.0 million in the quarter ended September 30, 2002. The increase of $949 thousand or 31.6% in selling and marketing expenses for the current quarter is primarily attributable to the addition of Continuum and Excel Technology Japan and increased variable costs such as commissions associated with the increased sales levels. For the nine months ended September 30, 2003, selling and marketing expenses were $12.4 million as compared to $8.6 million for the same period in 2002. Selling and marketing expenses as a percentage of sales increased to 13.8% for the quarter ended September 30, 2003 from 13.1% for the comparable period in the prior year. Selling and marketing expenses as a percentage of sales increased to 13.5% for the nine months ended September 30, 2003 from 13.2% for the comparable period in the prior year. The increases as a percentage of sales are essentially attributable to higher fixed costs such as personnel and increased marketing costs associated with the expansion of our sales and marketing efforts.

     General and administrative expenses increased $839 thousand or 39.1% from $2.1 million in the quarter ended September 30, 2002 to $3.0 million in the current period. For the nine months ended September 30, 2003, general and administrative expenses increased $2.7 million to $8.3 million from $5.6 million in 2002. General and administrative expenses as a percentage of sales increased to 10.4% for the quarter ended September 30, 2003 from 9.4% for the comparable period in the prior year. General and administrative expenses as a percentage of sales increased to 9.1% for the nine months ended September 30, 2003 from 8.7% for the comparable period in the prior year. The increases are primarily attributable to the addition of Continuum and Excel Japan, plus higher professional fees.

     Research and development costs for the quarter ended September 30, 2003 increased $665 thousand or 28.5% to $3.0 million from $2.3 million in the quarter ended September 30, 2002. For the nine months ended September 30, 2003, research and development costs increased $2.7 million or 39.1% to $9.4 million from $6.8 million in 2002. Research and development costs as a percentage of sales increased to 10.5% for the quarter ended September 30, 2003 as compared to 10.2% for the same period in the prior year. The increase is primarily attributable to the addition of Continuum. Research and development costs as a percentage of sales decreased to 10.3% for the nine months ended September 30, 2003 from 10.5% for the comparable period in the prior year. The decrease is primarily attributable to the timing of variable costs.
     The Company had no interest expense in 2003 as it had no debt during the period. Interest expense was $2 thousand for the three months ended September 30, 2002 and $6 thousand for the nine months ended September 30, 2002, all resulting from short-term borrowing by the Company's European subsidiary.

     Interest income decreased to $38 thousand for the quarter ended September 30, 2003 from $73 thousand in the same period of 2002, a decrease of $35 thousand. For the nine months ended September 30, 2003 and September 30, 2002, interest income was $94 thousand and $199 thousand, respectively. The decreases are primarily due to reduced effective interest rates experienced in 2003. In addition, average cash balances were lower during the nine months ended September 30, 2003.

     Other income/expense resulted in income of $243 thousand for the quarter ended September 30, 2003 as compared to income of $135 thousand for the quarter ended September 30, 2002. Other income/expense resulted in income of $539 thousand for the nine months ended September 30, 2003 as compared to income of $94 thousand for the nine months ended September 30, 2002. The income in 2003 is primarily attributable to foreign currency transaction gains at Excel Europe and Excel Japan for the settlement of payables due in US Dollars for the purchase of inventories from the Company's U.S. subsidiaries as a result of the decline in the value of the U.S. dollar against the Euro and the Yen.

     The provision for income taxes increased $140 thousand or 11.4% from $1.2 million in the quarter ended September 30, 2002 to $1.4 million for the current quarter ended September 30, 2003. For the nine months ended September 30, 2003, the provision for income taxes increased $1.1 million or 33.0% from $3.3 million in the nine months ended September 30, 2002 to $4.4 million in the comparable period in 2003. The increases are primarily attributable to higher pre-tax earnings combined with the use of an effective rate which increased from 33% to 34.5% in the nine months ended September 30, 2003 due to higher projected pre-tax earnings expected for 2003, as compared to the same period in the prior year.

Liquidity and Capital Resources
................................

     Working capital at September 30, 2003 was $55.1 million compared to $44.8 million at December 31, 2002. Cash and equivalents were $20.3 million at September 30, 2003 and $11.8 million at December 31, 2002.

     Net cash provided by operating activities was $8.8 million for the nine months ended September 30, 2003 and $4.5 million for the nine months ended September 30, 2002, which is approximately the net income realized during 2003.

     Net cash used in investing activities of $1.7 million for the nine months ended September 30, 2003 was primarily attributable to the purchase of equipment. Net cash used in investing activities of $3.3 million for the nine months ended September 30, 2002 was due primarily to the purchase of equipment combined with payments for the completion of buildings constructed for Synrad, Baublys-Control Laser and the completion of the expansion of Quantronix's facilities.

     Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2003. Net cash provided by financing activities was $466 thousand for the nine months ended September 30, 2002. The cash provided in each of those periods resulted from the proceeds received upon the exercise of employee stock options.

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

     As of September 30, 2003, the Company's credit facility with the Bank of New York had expired, with no borrowings outstanding at expiration.
The Company is currently negotiating a new line of credit and plans to have one in place in the fourth quarter of 2003.

Inflation
..........

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

New Accounting Pronouncements
..............................

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN No. 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003 and is otherwise effective December 31, 2003. The Company is currently evaluating the impact, if any, of FIN No. 46.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ..........................................................


Market Risk
............

    The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on demand deposits with banks and money market funds, and foreign currency exchange rates generating translation and transaction gains and losses.

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

Item 4.  Controls and Procedures
         .......................

Evaluation of Disclosure Controls and Procedures
.................................................

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

Changes in Internal Controls
.............................

    The Company has not identified any changes in its internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          .................

     The lawsuit filed by Positive Light against Quantronix in May, 2002, for alleged infringement of U.S. Patent No. 5,790,303, which is being vigorously defended by Quantronix, still is in the fact discovery state. Mediation of the dispute was conducted in September 2003, but did not result in its resolution. Further settlement discussions are scheduled to take place toward the end of October 2003.

     During the first week in October, 2003, the case filed by Dr. R. Gordon Gould and Patlex Corporation ("Gould/Patlex") in the United States District Court for the District of Massachusetts against Great Computer Corp. ("GCC"), a customer of the Company's Synrad, Inc. ("Synrad") subsidiary, and the case filed by Gould/Patlex against Synrad in the United States District Court for the District of Massachusetts, in which case Synrad has denied all of the substantive allegations of Gould/Patlex and filed counterclaims against Gould/Patlex for breach of contract, wrongful termination of license and violation of Mass. Gen Laws c. 93A (unfair business practices), were consolidated and are now pending as a single case in the United States District court for the District of Massachusetts as Case Nos. 1:02-civ-12000 PBS and 03-10874 PBS. The cases are now in the fact discovery stage.

     In order to defeat Synrad's defense that it remained licensed as a subsidiary of the Company, in August, 2003, Gould/Patlex took steps to terminate its patent license agreement with the Company. In response, in September, 2003, the Company filed its own declaratory judgment action, alleging nearly the same claims as Synrad's counterclaims against Gould/Patlex for breach of contract, wrongful termination of license and violation of Mass. Gen Laws c. 93A (unfair business practices). Gould/Patlex has answered and counterclaimed with the same allegations of patent infringement and breach of license agreement and false advertising as were levied against Synrad. The parties have agreed that this case should also be consolidated, at least for discovery purposes, and such consolidation is expected shortly. Synrad intends to request consolidation for trial and all other purposes, as well.

     Synrad believes that it is and has always been in compliance with all terms and conditions of the Gould/Patlex - Synrad patent license agreement, and any errors in royalty calculations which were made in the past were timely corrected after notice, pursuant to the "notice and cure" provisions of the agreement. Efforts to obtain explanations of the reasoned position of Gould/Patlex have been fruitless to date. As a result, it is not possible at this early stage of the case to accurately determine what liability exposure, if any, is faced by Synrad. Synrad continues to operate in accordance with its duties and obligations under its agreement with Gould/Patlex, including the obligation to pay royalties upon its sales of Licensed Lasers. Synrad intends to vigorously defend the case. In any event, the last-surviving licensed Gould/Patlex patent which is the subject of the dispute expires on November 3, 2004, in the event that the case is not resolved before then.

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

Item 4.   Submission of Matters to a Vote of Security-Holders
          ...................................................

          None.

Item 5.   Other Information
          .................
          None.

Item 6.   Exhibits and Reports on Form 8-K
          .................................

          (i) Exhibits - 11.   Computation of net earnings per share
                         99. 1 Certification Pursuant to Section 906 of
                               the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                               Section 1350
                         99. 2 Certification Pursuant to Section 302 of
                               the Sarbanes-Oxley Act of 2002.

         (ii)  Reports on Form 8-K - Filed in the third quarter of 2003:

               Form 8-K dated October 14, 2003
                  Item 7. Financial Statements, Proforma Financial Information and Exhibits
                  Item 12.  Results of Operations and Financial Condition


                               SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:  October 23, 2003

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

11             Computation of Net Earnings Per Share

99.1           Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350

99.2           Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.
EXHIBIT 11

COMPUTATION OF NET EARNINGS PER SHARE
(In thousands, except per share data)
(Unaudited)

                                         BASIC               DILUTED
                                  Three Months Ended   Three Months Ended
                                  ..................   ..................
                                     September 30,         September 30,
                                     2003      2002       2003      2002
                                  ........  ........   ........  ........

Net earnings                      $  2,659  $  2,497   $  2,659  $  2,497
                                  ........  ........   ........  ........
Weighted average common
  shares outstanding                11,864    11,800     11,864    11,800

Weighted average common
  share equivalents outstanding:
    Stock Options                        0         0        409       314
                                  ........  ........   ........  ........
Weighted average common shares and
  common share equivalents
  outstanding                       11,864    11,800     12,273    12,114
                                  ........  ........   ........  ........
                                  ........  ........   ........  ........
Net earnings per share            $   0.22  $   0.21   $   0.22  $   0.21
                                  ........  ........   ........  ........
                                  ........  ........   ........  ........

                                   Nine Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                  ..................    .................
                                     2003      2002       2003      2002
                                  ........  ........   ........  ........

Net earnings                      $  8,374  $  6,739   $  8,374  $  6,739
                                  ........  ........   ........  ........
Weighted average common
  shares outstanding                11,829    11,788     11,829    11,788
Weighted average common
  share equivalents outstanding:
    Stock Options                        0         0        357       286
                                  ........  ........   ........  ........
Weighted average common shares and
  common share equivalents
  outstanding                       11,829    11,788     12,186    12,074
                                  ........  ........   ........  ........
                                  ........  ........   ........  ........

Net earnings per share            $   0.71  $   0.57   $   0.69  $   0.56
                                  ........  ........   ........  ........
                                  ........  ........   ........  ........

EXHIBIT 99.1

CERTIFICATION OF PERIODIC REPORT
.................................

     I, Antoine Dominic, Chief Executive Officer and Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: October 21, 2003



                            /s/ Antoine Dominic
                            ............................
                            Antoine Dominic, President,
                            Chief Executive Officer, and
                            Chief Operating Officer
                            (Principal Accounting Officer)



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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     b)  intentionally omitted;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

     By:  /s/ Antoine Dominic
          ............................
          Antoine Dominic, President,
          Chief Executive Officer, and
          Chief Operating Officer
          (Principal Accounting Officer)

Dated:  October 21, 2003