Form 10-K
period 2003-12-31
EXCEL TECHNOLOGY INC
filed 2004-02-19
CIK 873603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                            ................
                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2003
                             .................

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to ..................

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

                            Yes [X]  No  [  ]

The aggregate market value of the common stock held by non-affiliates of the Registrant was $265,663,185 based on the last sale price of the common stock as reported by NASDAQ on June 30, 2003. Shares held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of February 18, 2004 was: 11,976,436.

                   DOCUMENTS INCORPORATED BY REFERENCE:
  Definitive Proxy Statement to be filed in connection with the Registrant's
        2004 Annual Meeting of Stockholders (incorporated by reference under Part III)


PART I
.......

ITEM 1.  BUSINESS

General
........

     Excel Technology, Inc. (the "Company") was organized under the laws of Delaware in 1985. The Company manufactures and markets photonics-based solutions, consisting of laser systems and electro-optical components primarily for industrial and scientific applications. The word laser is an acronym for "Light Amplification by Stimulated Emission of Radiation." The essence of the laser is the ability of a photon (light energy) to stimulate the emission of other photons, each having the same wavelength (color) and direction of travel. The laser beam is so concentrated and powerful that it can produce power densities millions of times more intense than that found on the surface of the sun and is capable of cutting, welding and marking industrial products, yet it can be precisely controlled and directed and is capable of performing delicate surgery on humans.

     The Company's strategy is to grow internally and through acquisitions of complementary businesses. Historically, the Company has been successful in integrating acquired companies. The following is a history of its acquisitions and new company formations since October 1992:

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

     In February 1995, the Company acquired Cambridge Technology, Inc. ("Cambridge"), located in Cambridge, Massachusetts. Cambridge is engaged primarily in the manufacture of laser scanners, essential components to moving a laser beam with precision at a specified speed. Laser scanners have both industrial and consumer applications, such as laser marking and etching, high-density laser printing and writing, digitized x-ray imaging and entertainment laser light shows and displays. The acquisition allowed the Company to expand into new markets and enhanced its market position in the industrial business.

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

     In July 2000, Excel Europe, a subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Baublys GmbH ("Baublys"), a company located in Ludwigsburg, Germany and engaged in the manufacture and sale of customized laser systems and engraving machines.

     In January 2001, the Company formed Control Systemation, Inc. ("CSI") which focuses on turn-key laser based micro-machining systems and parts handling workstations for factory automation. CSI is headquartered in a Company-owned facility in Orlando, Florida.

     In January 2002, the Company consolidated the product lines and development efforts of Baublys and Control Laser to eliminate duplicative products and efforts, to increase efficiencies, and to create a unified market presence for the Company's laser marking and engraving operations. While the subsidiaries remain legally separate entities, with separate profit and loss responsibility, assembly, operations and selling and marketing efforts, they will operate under one name, "Baublys-Control Laser," as though they were one entity with operations in Florida and Germany.

     On August 31, 2002, the Company, through a newly-formed, wholly-owned subsidiary, Excel Technology Japan Holding Co., Ltd. ("Excel Japan"), acquired all of the issued and outstanding shares of OptoFocus Corporation ("OptoFocus"), a distribution organization representing the Quantronix product line in Japan.

     On October 1, 2002, the Company, through a newly-formed, wholly-owned subsidiary, Continuum Electro-Optics, Inc., acquired substantially all of the assets and properties of Hoya Photonics, Inc. d/b/a Continuum, and Hoya Photonics' wholly-owned subsidiaries, Continuum Electro-Optics GmbH, Continuum France EURL and Hoya Continuum Corporation (collectively, "Continuum"), relating to the business of developing, manufacturing and marketing pulsed lasers and related accessories for the scientific and commercial marketplaces.

     On April 23, 2003, the Company created Excel Laser Technology Private Limited ("Excel SouthAsia JV") based in Mumbai, India as a joint venture for the distribution of certain subsidiary products in Southern Asia. Excel SouthAsia JV will focus on the marketing, sales, installation, applications development and customer service of those products. The Company has a 50% equity ownership interest in the joint venture.

     In December 2003, the Company acquired D Green (Electronics) Limited ("DGE"). DGE is engaged primarily in the business of developing, manufacturing and marketing power supplies for laser systems.

Current Products and Applications
..................................

Marking and Engraving Systems
..............................

     The Company designs, manufactures, and markets industrial, computer-controlled turnkey laser marking/engraving and mechanical marking/engraving and 3D engraving systems, primarily at Baublys-Control Laser.

     The Company is a leading source of industrial beam-steered laser marking systems and mechanical marking and engraving systems used for coding, marking, engraving, deep engraving and 3D engraving, producing high quality, permanent, high speed marks on most materials. These systems are used for marking part numbers, serial numbers, lot numbers, date codes, graphics, logos, OCR codes, barcodes, 2D Matrix codes, schematics, 2, 2-1/2 and 3D images and other identification marks for the aerospace, automotive, coining, jewelry, consumer/commercial, electronic/semiconductor, medical, mold and die, packaging, tools and tooling, and the trophy and award industries. The Company's integrated automation solutions include a wide variety of fully-automatic, semi-automatic and manual parts handling systems for any part configuration or material. The fully integrated and stand-alone marking systems offer a comprehensive variety of user-friendly integrated software allowing for seamless integration into any production process.

     The laser marking/engraving, deep engraving and 2-1/2 and 3D marking systems include a full product range of CO2, lamp pumped, diode pumped, infrared, frequency doubled, tripled, and quadrupled Nd:YAG and Nd:YLF laser systems including the "Concorde", "Comet", "Icon", "Insignia", "Image", "Aurora", "Accent", "Ultra Power Mark", "Deep Power Engraver", "BL65" and "BL150" Deep engraving systems. The mechanical engraving systems include the "Universal Marking & Engraving Machine", the "Inclined Bed CNC Marking & Engraving Machine", the "Mold Engraving Machine" and the "Table Top Engraving Machine". In 2003, the Company introduced the new Bottle Mold Engraving Systems for engraving non-symmetrical parts, the new Universal Engraving Systems for handling larger components and a new low-cost CO2 marking system, the "Comet". The Company also introduced several new industry specific integrated marking solutions including: the IC-JEDEC Tray Marking Systems, Medical Implant Marking Systems, Chip Capacitor Marking Systems, Catheter Tube Marking Systems, High Contrast Glass Marking Systems and Watch Marking Systems. New software versions were also introduced including the Microsoft(Trademark) XP version of the "InstaMark" Graphics Plus Software and the integrated version of WIN-Laser and LaserFinish for easier creation and decorating (matting and texturing) of coining dies.


Laser Micro-machining, Photomask Repair and Automation Systems
................................................................

     The Company designs and manufactures laser micro-machining systems, parts handling/automation, systems integration, and software engineering solutions at CSI, the Company's subsidiary based in Orlando, Florida. The Company produces a variety of micro-machining systems ("TaskMaster" Series) for cutting, drilling, ablating and other micro machining applications. The "TaskMaster" series of micro-machining systems provides a versatile but affordable solution to almost any process requirement. They are modular in design allowing lasers of any wavelength such as green, UV, DUV, infrared, and CO2 in a variety of power levels to be integrated into the same workstation. The workstation can be taken from a basic XY system with a manually adjustable focusing beam delivery system and enhanced with a variety of options such as XY with a programmable focusing beam delivery system, vision system for part alignment and semi-automatic focusing adjustment, gas assist with programmable pressure regulator and part fixturing.

     The Company introduced the FA/Lit (Trademark) in 2003, a new product targeted at the integrated circuit ("IC") failure analysis market. This system utilizes a patented process for de-capping, cross-sectioning and performing material characterization (Alpha Spectrometry) on ICs, providing a non-destructive method of removing the mold compound and allowing parts to be tested and visibly inspected. This makes it possible to inspect wire bonds, dies and other internal components, even to the point of doing a wire pull test on die leads. Scanning Acoustic Microscope (SAM), x-ray and other failure analysis analytical instrument images of the internal IC can be imported and used by the FA-Pro software to locate and target defects for analysis. These images are then used to navigate the system directly to the defect. Options available include 3D summation utilizing layer by layer spectral analysis data of the mold compound, color vision system with auto zoom (also used for defect and feature navigation), and even a second femtosecond laser system for detailed die analysis on the ICs.

     The Company also designs and builds custom micro-machining systems such as active and passive resistor trimmers, glove box welders, diamond cutting systems and specialized sub-micron processing systems utilizing ultrafast lasers. Several updates reflecting current technology have been added to the Company's DRS 855 Photomask Defect Repair System product. In 2004, the Company plans to launch a new Photomask Repair System (Model 860X) to address the current industry requirements. The Company has also introduced a large mask repair tool, the "MRS +1000" system specifically designed for the large LCD mask industry. Other additions to automation products include the L2S2 System for Lead-frame Singulation and the "BOARDmaster" automated PCB Depaneling System.

     CSI continues to provide automation, software, vision systems and other system integration solutions to Baublys-Control Laser and also actively pursues opportunities in automation, parts handling, systems integration, and software engineering from non-laser marking-related customers.

     The Company also offers engineered software solutions including database, host communications, factory automation, vision adaptation, and system integration development.

CO2 Lasers
...........

     The Company manufactures a range of sealed CO2 lasers for cutting, marking, drilling, and other machining applications for a variety of materials at Synrad, the Company's subsidiary based in Mukilteo, Washington. The CO2 lasers range in power from 10W to 400W. Shipments of Synrad's "Firestar" series of sealed CO2 lasers started in September 2001. This series offers users the choice of higher performance and smaller size, with output powers from 20W to 100W. In 2002, further developments of the "firestar" technology produced the f200, the world's only fully integrated 200W CO2 laser. In 2003, at the Munich Laser Show, we exhibited a wide range of new products including a unique, fully-integrated 400W laser ("firestar" f400), a single tube (linear polarization) fully-integrated 200W laser ("firestar" f201), and a compact, low cost 30W laser ("firestar" v30). In addition, we extended our "firestar" t-technology to include an 80W laser, available in either air or water-cooled versions. In 2004, we plan to launch our high performance, air-cooled 100W laser ("firestar" t100), along with several new lasers based on our four core technologies.

     The Company sells CO2 lasers primarily to original equipment manufacturers ("OEMs") and system integrators who incorporate the lasers with suitable motion control systems and optical assemblies and then sell the complete system. Applications include desktop engraving systems found in many trophy and award shops throughout the world, large area flatbed systems for cutting dieboard or airbag material, and 3D prototyping using paper, sintered metals and other materials to create 3D models and molds directly from CAD software packages. The Company's lower power lasers are the lasers of choice for the majority of the CO2 marking and coding systems in use throughout the world. Higher power lasers also are finding uses in manufacturing plants for trimming flashing from injection-molded parts in the automobile industry, cutting textiles and woven fabrics on continuous production lines and slitting and sealing of plastic packaging.

     The Company also manufactures the FH-Series of OEM marking-heads which, when configured with its laser, provide a fast and effective method of permanently marking parts with lot codes, serial number/date information and bar codes. The FH-Series "Index" is ideal for stationary marking applications while the "Tracker" version features the capability to mark
both moving and stationary parts.   Synrad's WinMark software has been
developed specifically for the FH-series marking heads, and is available in multiple language versions, to run on Windows (Trademark) 98, 2000, XP and NT4 platforms. Launched in December 2001, the FH-Series "Smart" marking head allows users to build marking systems that can be operated without a PC. Planned developments of this product line in 2004 include USB and network capable heads.

Scanners
.........

     The Company is a market leader in galvanometer based optical scanners, which are manufactured at Cambridge, the Company's subsidiary based in Cambridge, Massachusetts. This technology is critical to a broad, diversified and growing market of laser based system applications. The breadth of laser applications served by the Company's scanners includes: industrial through consumer product laser marking, ink jet marking replacement, laser machining and welding, high density via hole PCB drilling for the cell phone industry, scanning microscopy for genomic DNA research, drug discovery, laser based biomedical diagnostic instruments, high resolution printing, semiconductor wafer inspection and processing, 2D or 3D imaging, and laser projection and entertainment.

     The Company is the recognized worldwide technology and market share leader in laser scanning systems that require the highest accuracy and highest speed beam steering and positioning for industrial, medical, scientific, military, and academic applications and environments. The Company's strong growth is fueled by its R&D commitment to advancing optical scanner technology and the identification and enabling of new OEM applications in the laser systems market. Its newest model 6200 product line of Optical Scanners with patented optical position detection provides new levels of scanning speed and peak accelerations that have enabled volume application growth in the above markets. The Company's other major galvanometer product line is the unique Moving Coil Optical Scanner with its patented capacitive position detection, whose design was pioneered by the Company for applications requiring the highest levels of scanning accuracy and repeatability. Additionally, the Company provides an extensive line of value-added products such as servo electronics, optics, and mounts for complete scanning subassemblies and solutions.

High Power Solid-State Lasers and Ultrafast Lasers
...................................................

     The Company designs, manufactures, and markets solid-state lasers for science, industry, and OEM uses at Quantronix, a subsidiary of the Company located in East Setauket, New York. On a worldwide basis, scientific lasers represent one of the most stable and long-established laser markets. Chemists, biologists, physicists, and engineers use scientific lasers. In this market, end-users are generally familiar with the various product specifications, features and reliability, which are the major factors in choosing between competing products.

     The Company's current line of scientific products includes the "Integra", "Integra i", "Titan", "Mercury" and "Odin" Series of ultrafast lasers and amplifiers and the Falcon and Darwin high power green lasers.
The Company's ultrafast lasers and amplifiers incorporate a material called Titanium-doped Sapphire ("Ti:Sapphire"), which has created opportunities for a greater volume of research than previous materials. Ultrafast amplifiers deliver high-energy short pulses on the femtosecond or picosecond time scale. (A femtosecond is one quadrillionth of a second; a picosecond is one trillionth of a second). These short pulses enable the investigation of a wide range of physical, chemical, and biological phenomena.

     The scientific systems utilize Nd:YLF lasers to produce high-energy pulses at a rate of 1kHz (1,000 pulses per second). These pulses drive the Ti:Sapphire Amplifier that can then pump other optical systems such as optical parametric amplifiers, (also marketed by Quantronix), which deliver tunable light from ultraviolet to infrared regions of the spectrum. A material's properties to be studied vary over this range.

     The Company's industrial and OEM solid state lasers offer a variety of high power lamp and diode pumped Nd:YAG and Nd:YLF lasers. These are available in infrared, green, UV, and deep UV wavelengths, which makes them ideal for a wide range of marking and micro-machining applications. The Company's scientific ultrafast lasers and amplifiers are being utilized for ultra-fine micro-machining applications. In addition, the Company launched a series of high-powered multi-wavelength diode and lamp-pumped marking systems. In 2002, the Company started offering a variety of laser options and accessories such as power monitoring systems, beam delivery systems, laser energy controllers, vision systems, pulse shapers, and programmable mode controllers. These options are available with software drivers and can readily be integrated into other laser systems or larger materials processing workstation.

High Energy Solid State Pulsed Lasers
......................................

     The Company is a leading manufacturer of high energy, solid-state pulsed laser systems which are manufactured at Continuum, the Company's subsidiary located in Santa Clara, California. These systems produce pulsed laser energy outputs with very short duration (less than 10 billionths of a second) and very high (gigawatt) levels of peak power.

     The unique performance characteristics of these lasers allow researchers in the fields of chemistry, biology, and physics to explore a wide range of chemical and physical phenomena. Applications range from remote sensing and measurement to a number of important spectroscopic techniques. Specific examples in the remote sensing area include atmospheric analysis of airborne contaminants and pollutants, Particle Image Velocimetry
(PIV) for measuring fluid dynamic properties in gases and liquids, and laser range finding techniques for precise distance measurements and terrain mapping.

    Spectroscopic applications include Laser Induced Breakdown Spectroscopy
(LIBS) for metallurgical analysis of alloys, laser absorption and laser induced fluorescence (LIF) spectroscopy for chemical analysis, nonlinear spectroscopic techniques for combustion diagnostics, time of flight mass spectroscopy for isotopic analysis, and time-resolved spectroscopy for analysis of chemical reaction rates.

     The Company sells its high energy solid state pulsed laser products worldwide, primarily to scientific researchers in university, industrial and government laboratories. Products range in complexity from small turn-key low energy lasers to advanced high-energy lasers that use multiple stages of power amplification for higher energy and superior beam quality. High-energy lasers can be coupled to tunable dye lasers or devices known as Optical Parametric Oscillators (OPO's) to provide laser outputs that can be continuously tuned in wavelength from the deep ultraviolet to the far infrared region of the electromagnetic spectrum. These tunable laser systems are required for many spectroscopy applications.

     Product offerings include the "Minilite" and "Surelite" product lines, a series of "single oscillator" self-contained laser systems that do not require external water cooling and offer turn-key performance in a compact package. Energy outputs range from 0.05 to 0.8 Joules per pulse with wavelength coverage of 1064 nm, 532 nm, 355 nm, and 266nm. These lasers are ideal sources for applications such as laser radar (LIDAR), laser photolysis, ablation, mass spectroscopy, and PIV.

     For advanced higher energy lasers, the Company manufactures and sells the "Powerlite" series of lasers. The Precision II 8000 and Precision II 9000 and "Powerlite" Plus operate in oscillator/amplifier configurations that provide enhanced output energies with excellent beam quality. Energy outputs range from 0.55 to 3.0 Joules per pulse with wavelength coverage of 1064 nm, 532 nm, 355 nm, and 266 nm. These lasers are ideal as pump sources for tunable dye and OPO product lines and as research tools for laser ablation, non-linear spectroscopy, and remote imaging.

    The Company's wavelength tunable product lines, the "Surelite" OPO, the "Panther" (Registered Trademark) EX OPO and the ND 6000 dye laser, produce laser light with wavelengths from 200 nm to 4500 nm, providing researchers with full wavelength coverage over the range of greatest interest for optical spectroscopy.

     In addition to standard pulsed laser products, the Company offers custom laser solutions to fit precise customer needs. The Company offers a wide range of solutions including mode-locked picosecond and long-pulse Nd:YAG lasers, chirped pulse amplification systems, Nd:glass macropulse systems, and Ti:Sapphire pump laser systems. Modular design and time proven reliability make these lasers flexible, versatile and easy to operate or upgrade.

     In total, Continuum has sold over 20,000 lasers worldwide to universities, government laboratories, research institutions, and corporations.


Optical Products
.................

     TOC, a subsidiary of the Company based in Oxnard, California, specializes in the manufacturing of custom precision optical components. TOC is an industry leader in the manufacturing of flying height test disks used in the disk drive industry. For more than 20 years, TOC has provided precision fabrication and coating services to meet demanding applications.

     The Company offers custom optics services which incorporate polishing optics to extreme flatness (better than 1/20 wave) with low surface roughness and difficult aspect ratios. The Company provides a complete range of thin film coatings in the UV-Visible-Near IR. This includes Edge Filters, Bandpass Filters, Hot Mirrors, Cold Mirrors, Beamsplitters, Neutral Density Filters, Enhanced Metallics, Polarizers, Broadband AntiReflection Coatings, V Coats, High Reflectors, Dielectric and Metallic Mirrors and Scanning Mirrors. The substrates and coated components are used in various systems such as optical scanners, laser systems, professional motion picture cameras and a myriad of other industrial and scientific applications, as well as interferometry and research and development.

Light and Color Measurement
............................

     The Company is a world leader and innovator in high precision, state-of-the-art electro-optical instrumentation and systems which are manufactured at Photo Research, the Company's Chatsworth, California subsidiary. Photo Research has delivered world-class light and color measurement solutions, serving the cathode ray tube ("CRT")/flat panel display ("FPD"), automotive, aerospace, lighting, motion picture, research and development and related industries for over 60 years.

     The Company has three main product lines. The "Spectra" (Registered Trademark) product line offers systems to a wide variety of industries for research, quality control and on-line testing. This line includes the only truly portable battery operated Spectroradiometer; the PR-650 fast scanning SpectraColorimeter. The PR-705/715 SpectraScan complements this line with an industry first automated aperture wheel with up to six apertures.

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

     The Photo Research Optical Metrology Laboratory (PROML) is a supplier of optical radiation standards and calibration and measurement services to major manufacturers of instruments, displays, devices and materials. All Photo Research instruments are calibrated to NIST-traceable standards.

     The Company developed many industry standards, such as Spectra (Registered Trademark) Pritchard Optics, utilized in astronomical and star-simulation measurements. The Company is also instrumental in supporting standards for organizations including VESA, ISO and SAE.

Marketing and Sales
....................

     The Company markets its products and services through several media sources in addition to the presentation of its product lines at domestic and international trade shows. The marketing and sales staff's efforts are enhanced by means of presentations and training at conferences, professional meetings, and through in-person and telephone sales and support calls. The Company also engages independent manufacturers' representatives for the sale of its products. Foreign sales of the Company's products are made primarily through foreign equipment distribution organizations, by representatives at Excel Europe, its German subsidiary, Excel Japan, its Japanese subsidiary, Excel Asia, its Malaysian subsidiary and Excel SouthAsia JV, a joint venture. Excel Europe has operations near Munich, Germany; Frankfurt, Germany; Ludwigsburg, Germany and Milan, Italy. Excel Japan has operations
in Tokyo, Japan.   Excel Asia has operations in Penang, Malaysia.  Excel
SouthAsia JV has operations in Mumbai, India. These subsidiaries engage in the business of marketing, distributing, integrating and servicing laser systems (for industrial, semiconductor, scientific, electronic products) manufactured at the Company's facilities in East Setauket, New York; Santa Clara, California; Orlando, Florida; and Mukilteo, Washington. The sales territory covered by Excel Europe is primarily Europe, Excel Japan covers Japan, the sales territory for Excel Asia is primarily Southeast Asia and the sales territory for Excel SouthAsia JV is primarily South Asia. At Excel Europe, the staff of 100 includes 40 engineers who install and service all products, including complex semiconductor, scientific, and other industrial systems. In addition, Excel Europe provides spare parts for its installed base. Excel Japan has a staff of 26. Excel Asia currently has a staff of 11, which includes 3 engineers. Excel Asia offers sales and support services to semiconductor and electronics manufacturers, automation houses, universities, research and development facilities and local consumer manufacturers. Excel SouthAsia JV has a staff of 13.

     Information concerning foreign and domestic operations and export sales by origin is as follows (in thousands):
                                           The year ended December 31,
                                            2003       2002       2001
                                         ..........  ........  .........
Net sales and services to unaffiliated
  customers from:
United Stated operations                 $   84,393  $ 67,731  $  67,261
European operations                          23,955    23,308     20,073
Asian operations                             14,333     3,474      1,158
                                         ..........  ........  .........
                                          $ 122,681  $ 94,513  $  88,492
                                         ..........  ........  .........
                                         ..........  ........  .........

     The following table represents a breakdown between the Company's net sales and services by destination for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                               2003            2002            2001
                        ................ ............... ...............
                         Dollars Percent Dollars Percent Dollars Percent
                        ........ ....... ....... ....... ....... .......
To U.S. Customers       $ 47,994   39%   $35,343   37%   $37,225   42%
To Non-U.S. Customers     74,687   61%    59,170   63%    51,267   58%
                        ........  ....   .......  ....   .......  ....
TOTAL                   $122,681  100%   $94,513  100%   $88,492  100%
                        ........  ....   .......  ....   .......  ....
                        ........  ....   .......  ....   .......  ....


     Of the net sales and services to non-U.S. customers above, net sales and services to customers in Germany accounted for approximately $19.0 and $15.5 million of total consolidated net sales and services for 2003 and 2002, respectively. No other individual foreign country accounted for more than 10% of total consolidated net sales and services in 2003, 2002 or 2001.

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

Research and Development
.........................

     Due to the intense competition and rapid technological change in the photonics industry, and specifically for laser and optical products, the Company believes that it must continue to improve and refine its existing products and systems and develop new applications for its technology. Research and development expenses for the years ended December 31, 2003, 2002, and 2001 were $12.6 million, $9.8 million, and $9.3 million, respectively.

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

     The Company's scientific and industrial solid-state laser products face a number of competing product lines from Spectra-Physics, Clark-MXR, Femtolaser, Thales Laser, Lee Laser, Spectron Lasers, Lightwave Electronics, and Coherent, Inc.

     Competition for the high energy solid state laser products comes from New Wave Research, Quantel Lasers and Big Sky Lasers, Spectra-Physics, Coherent, Inc., Thales Laser, Amplitide, Spectron Lasers, and Eksma.

     The Company's marking/engraving systems compete primarily with those manufactured by Rofin-Baasel, Electrox, Alltec, Foba, Laservall, SEI s.p.A., Cheval Frere, Fotona, E.O. Technics, Trumpf-Haas and Hans Laser. These products have generally been subject to intense price competition in recent years.

     In the semiconductor photomask repair market, the Company primarily competes with NEC, FEI, Seiko and Micrion. The market for photomask laser repair systems has been saturated and has experienced rapid advances in the miniaturization of integrated circuits and computers.

     Competition for sealed carbon dioxide lasers comes from Coherent-DEOS (Bloomfield, CT), Rofin (Hull, UK), ULS (Scottsdale, AZ), and Spectron (Rugby, UK).

     In light and color measurement, the major competitor to the Company's Spectra product is Minolta. Topcon is the prime competitor to the Pritchard line. In video-based products, the company's video photometer is utilized to characterize new display technologies, with Microvision as its key competitor.

     In the optical scanner market, GSI-Lumonics, is a significant competitor of the Company and there are a number of other small competitors in the international markets.

Backlog
........

     As of December 31, 2003, the Company had a backlog of firm orders of approximately $36.2 million as compared to a backlog of $34.6 million as of December 31, 2002. The Company believes that the current backlog will be filled during the present fiscal year. Historically, backlog is shipped within 90 days from the order date.

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

Government Regulation
......................

     The Company is subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health (CDRH) of the United States Food and Drug Administration ("FDA"). Among other things, these regulations require a laser manufacturer to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. The Company believes that it is currently in compliance with these regulations.

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

Employees
..........

     As of December 31, 2003, the Company had 619 full-time employees consisting of 2 executive officers; 22 subsidiary executive officers; 225 scientists, engineering and technical personnel; and 370 manufacturing, administrative and sales support personnel. The Company believes that its relations with its employees are satisfactory. None of the Company's employees is represented by a union.

Financial Information About Foreign and Domestic Operations and Export Sales
.............................................................................

     Net sales and services to customers in the domestic U.S. amounted to approximately $48.0 million, $35.3 million and $37.2 million for the years ended December 31, 2003, 2002, and 2001, respectively (approximately 39%, 37% and 42% of total net sales and services, respectively).

     For the years ended December 31, 2003, 2002, and 2001, the Company had net sales and services to customers in foreign countries amounting to approximately $74.7 million, $59.2 million and $51.3 million, respectively (approximately 61%, 63% and 58%, of total net sales and services, respectively). These sales included sales by Excel Europe, Excel Asia, Excel Japan, and Excel SouthAsia JV, the Company's foreign subsidiaries. Excel Europe buys laser systems, spare parts and related consumable materials from Quantronix, Baublys-Control Laser and Synrad for resale to European and other foreign customers, and also furnishes field repair services. Excel Asia primarily engages in the business of marketing, selling, distributing, integrating and servicing Quantronix and Baublys-Control Laser products in Southeast Asia. Excel Japan engages in the business of marketing, selling, distributing, integrating and servicing Quantronix and Continuum products in Japan. Excel SouthAsia JV focuses on the business of marketing, sales, installation, applications and service of Quantronix, Baublys-Control Laser and CSI products in South Asia. See Note 14 of the "Notes to Consolidated Financial Statements."

     The carrying amounts of long-lived assets held by the Company's foreign subsidiaries (Excel Europe, Excel Asia , Excel Japan and Excel SouthAsia JV) at December 31, 2003, 2002 and 2001 primarily include property, plant and equipment and goodwill whose combined carrying amounts were approximately $5.9 million, $4.9 million and $4.1 million, respectively. The carrying amounts of the aforementioned long-lived assets held by the Company's domestic subsidiaries at December 31, 2003, 2002 and 2001 were approximately $52.8 million, $52.7 million and $44.2 million, respectively.

Access to Information
......................

     The Company is required to file its annual reports on Forms 10-K and quarterly reports on Forms 10-Q, and other reports and documents as required from time to time with the United States Securities and Exchange Commission (the "SEC"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Such information may be obtained from the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company's electronic filings with the SEC at http://www.sec.gov.

     The Company's website is located at http://www.exceltechinc.com. At this website, users can access, free of charge, the Company's filings with the SEC and annual, quarterly, and current reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, the Company will provide electronic or paper copies of such reports free of charge upon request. Requests may be made by calling Investor Relations at (631) 784-6175 or by writing to Investor Relations at 41 Research Way, East Setauket, New York 11733.

Safe Harbor For Forward-Looking Statements Under the Securities Litigation
...........................................................................
Reform Act of 1995; Risk Factors
.................................

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

     Sometimes the Company communicates with securities analysts. It is against the law and the Company's policy to disclose to analysts any material non-public information or other confidential commercial information. You should not assume that the Company agrees with any statement or report issued by any analyst regardless of the content of the statement or report. The Company has a policy against issuing financial forecasts or projections or confirming the accuracy of forecasts or projections issued by others. If reports issued by securities analysts contain projections, forecasts or opinions, those reports are not the responsibility of the Company.

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

     Intense Competition. The photonics industry, particularly for laser and electro-optical component products, generally is subject to intense competition. The Company's current and proposed products compete with existing and proposed products marketed by other manufacturers. Some of the Company's competitors are substantially larger in size and have substantially greater financial, managerial, technical and other resources than the Company. There can be no assurance that the Company will successfully differentiate its current and proposed products from the products of its competitors or that the marketplace will consider the Company's products to be superior to competing products.

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

     The Company has obtained licenses under certain patents covering lasers and related technology incorporated into the Company's products. However, there may be other patents covering the Company's current or proposed products. If valid patents are infringed, the patent owner will be able to prevent the future use, sale and manufacture of the subject products by the Company and also will be entitled to damages for past infringement. Alternatively, the Company may be required to pay damages for past infringement and license fees or royalties on future sales of the infringing components of its systems. Infringement of any patents also may render the Company liable to purchasers and end-users of the infringing products. If a patent infringement claim is asserted against the Company, the defense of such claim may be very costly (whether or not the Company is successful in defending such claim). While the Company is unable to predict what such costs, if any, will be incurred if the Company is obligated to devote substantial financial or management resources to patent litigation, its ability to fund its operations and to pursue its business goals may be substantially impaired.

     Dependence on Suppliers. The Company relies on outside suppliers for most of its manufacturing supplies, parts and components. Most parts and components used by the Company currently are available from multiple sources. There can be no assurance that, in the future, its current or alternative sources will be able to meet all of the Company's demands on a timely basis. Unavailability of necessary parts or components could require the Company to re-engineer its products to accommodate available substitutions which would increase costs to the Company and/or have a material adverse effect on manufacturing schedules, product performance and market acceptance.

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

          Currency fluctuations
          Protective tariffs
          Trade barriers and export/import controls
          Transportation delays and interruptions
          Reduced protection for intellectual property rights
            in some countries
          The impact of recessionary foreign economies
          Longer receivable collection periods

     The Company cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation of the Company's products or supplies, or gauge the effect that new barriers would have on its financial position or results of operations.

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

          Changing process technologies
          Ramping production
          Installing new equipment at its manufacturing facilities Shortage of key components

     Financial Performance. The Company's operating results may vary in the future as a result of a number of factors, including:

          Changes in technology
          New competition
          Economic conditions
          Customer demand
          A shift in the mix of the Company's products
          A shift in sales channels

          The market acceptance of new or enhanced versions
            of the Company's products
          The timing of introduction of other products and technologies Any cancellation or postponement of orders
          Any charges to earnings associated with the foregoing

     Research and Development.  The Company is active in research and
development of new products and technologies.   The Company's research and
development efforts may not lead to the successful introduction of new or improved products. The Company may encounter delays or problems in connection with its research and development efforts. New products often take longer to develop, have fewer features than originally considered desirable and cost more to develop than initially estimated. There may be delays in starting volume production of new products and new products may not be commercially successful. Products under development are often announced before introduction and these announcements may cause customers to delay purchases of existing products until the new or improved versions of those products are available. Delays or deficiencies in development, manufacturing, delivery of, or demand for, new products or higher development cost, could have a negative affect on the Company's business, operating results or financial condition.

     Acquisitions. The Company has in the past and may in the future acquire businesses or product lines as a way of expanding its product offerings and acquiring new technology. If the Company does not identify future acquisition opportunities and/or integrate businesses that it may acquire effectively, the Company's growth may be negatively affected.

     Product Liability Claims. The testing, manufacturing, marketing and sale of laser products subjects the Company to the risk of liability claims or product recalls. Although the Company maintains product liability insurance in the countries in which it conducts business, the Company cannot assure that such coverage is adequate or will continue to be available at affordable rates. Product liability insurance is expensive and may not be available in the future on acceptable terms, if at all. A product recall or successful product liability claim could inhibit or prevent commercialization of the Company's products, impose a significant financial burden on the Company, or both, and could have a material adverse effect on the Company's business and financial condition.


ITEM 2.     PROPERTIES

North America
..............

East Setauket, New York
........................

     Quantronix owns a building that is approximately 65,000 square feet. The facility is utilized for manufacturing operations, administrative offices, research and development, engineering and laser applications.

Orlando, Florida
.................

     Baublys-Control Laser owns and occupies 50% of a building that is approximately 80,000 square feet, which it utilizes for administrative offices, manufacturing, and research and development. In addition, CSI occupies approximately 50% of this building, which it utilizes for all of its operating activities.

Oxnard, California
...................

     TOC leases a 14,000 square foot building in Oxnard, California from an unaffiliated landlord for manufacturing purposes, at an annual rent of approximately $93 thousand. The lease term expires in August 2009.

Cambridge, Massachusetts
.........................

     Cambridge leases a 17,000 square foot building in Cambridge, Massachusetts from an unaffiliated landlord for manufacturing operations and administrative offices. The lease is for a ten-year period ending in October 2006, at an annual rent of approximately $307 thousand.

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

Santa Clara, California
........................

     Continuum leases a 47,000 square foot building from an unaffiliated landlord for manufacturing purposes, at an annual rent of approximately $320 thousand. The lease is for a five-year period ending in December 2008.

Europe
.......

Darmstadt, Germany
...................

     Excel Europe and its division Quantronix Europe lease approximately 7,800 square feet of office space in Darmstadt, Germany, which it uses for sales, marketing and services. The space is leased from an unaffiliated landlord at an average annual rent of approximately 100 thousand euros. The lease expires in May 2005.

Munich, Germany
................

     Excel Europe maintains a satellite office in Munich, Germany, for Synrad's European sales, marketing and service operation. The office occupies approximately 7,800 square feet of space. The space is leased from an unaffiliated landlord, at an average annual rent of approximately 71 thousand euros. The lease expires in December 2008.

Ludwigsburg, Germany
.....................

     Baublys-Control Laser operates out of a 22,500 square foot facility located in Ludwigsburg, Germany, which houses its sales and marketing, research and development, manufacturing and services operations and executive offices. The facility is leased from an unaffiliated landlord at an average annual rent of approximately 146 thousand euros. The lease expires in June 2008.

Milan, Italy
.............

     Excel Europe also maintains a sales and service office near Milan, Italy. The lease provides approximately 750 square feet of office space from an unaffiliated landlord at an approximate annual rent of 8.5 thousand euros.

Savigny Sur Orge, France
.........................

     Excel Europe also maintains a sales and service office in Savigny Sur Orge, France, located outside of Paris. The lease provides approximately 2,800 square feet of office space from an unaffiliated landlord at an approximate annual rent of 30.5 thousand euros. The lease expires in December 2007.

Northumberland, United Kingdom
...............................

     DGE operates out of a facility located in Northumberland, England, which it uses for sales and marketing, manufacturing and administrative offices. The lease is with an unaffiliated landlord at an approximate annual rent of $14 thousand. The lease expires in September 2004.

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

Tokyo, Japan
.............

     Excel Technology Japan leases a 6,000 square foot facility in Tokyo, Japan from an unaffiliated landlord. The building houses all its operations, administration and sales and marketing. The annual rent is approximately $144 thousand. The lease expires in September 2005.

Mumbai, India
..............

     Excel SouthAsia JV leases 3,600 square feet of various facilities in Mumbai, India from various unaffiliated landlords. The space houses all its operations, administration and sales and marketing. The annual rent is approximately $24 thousand. The leases expire in January 2004, June 2004 and July 2004.


ITEM 3.     LEGAL PROCEEDINGS

     From time to time, the Company has disputes that arise in the ordinary course of its business.

     On May 10, 2002, Positive Light, Inc. ("Positive Light") filed a suit in the District Court for the Northern District of California against Quantronix Corporation ("Quantronix"), a wholly owned subsidiary of the Company, for alleged infringement of U.S. Patent No. 5,790,303, false advertising and unfair competition. The allegations relate to the advertising, offer for sale and sale of diode-pumped, Q-switched, intracavity doubled lasers to pump optical amplifiers. On December 30, 2003, Positive Light and its parent Coherent, Inc. entered into an agreement with Quantronix and the Company to settle for a nominal amount the pending suit and related disputes. The agreement provides for, among other things, the exchange of full mutual releases, the dismissal with prejudice of the suit, a non-exclusive license to the Company, and a limited covenant not to sue the Company and its affiliates with respect to U.S. Patent Nos. 5,790,303, 6,122,097, and 5,963,363.

     In November, 2002, Dr. R. Gordon Gould and Patlex Corporation ("Gould/Patlex") filed a lawsuit in the United States District Court for the District of Massachusetts against Great Computer Corp. ("GCC"), a customer of the Company's Synrad, Inc. ("Synrad") subsidiary, for infringement of one of the patents licensed by Gould/Patlex to Synrad. The lawsuit is based upon GCC's incorporation of Synrad's sealed C02 lasers into a system sold by GCC to its customers. In April 2003, GCC attempted to bring Synrad into the case as a cross-defendant, on a variety of indemnification and fraud theories. Because the Court's jurisdiction over the cross-claim was not properly pleaded, Synrad moved to have GCC's cross-claim dismissed. The motion was granted. In view of the District Court's dismissal of GCC's cross-claim against Synrad, Gould/Patlex filed a separate, new action for patent infringement and breach of license agreement and false advertising against Synrad. The case is currently pending in the United States District Court for the District of Massachusetts. Gould/Patlex contends that Synrad has failed to properly pay royalties to Gould/Patlex, which allegation has been denied. As a result, Gould/Patlex purported to terminate the Gould/Patlex - Synrad patent license agreement, thus allegedly converting Synrad's licensed activities into infringing activities. Synrad has denied all of the substantive allegations of Gould/Patlex, and on July 8, 2003 filed counterclaims against Gould/Patlex for breach of contract, wrongful termination of license and violation of Mass. Gen. Laws c. 93A (unfair business practices). During October 2003, the case filed by Gould/Patlex against GCC and Synrad were consolidated and are now pending as a single case in the United States District court for the District of Massachusetts as Case Nos. l:02-civ-12000 PBS and 03-10874 PBS. The cases are now in the fact discovery stage. In order to defeat Synrad's defense that it remained licensed as a subsidiary of the Company, in August, 2003, Gould/Patlex took steps to terminate its patent license agreement with the Company. In response, in September, 2003, the Company filed its own declaratory judgment action, alleging nearly the same claims as Synrad's counterclaims against Gould/Patlex for breach of contract, wrongful termination of license and violation of Mass. Gen Laws c. 93A (unfair business practices).
Gould/Patlex has answered and counterclaimed with the same allegations of patent infringement and breach of license agreement and false advertising as were levied against Synrad. The parties have agreed that this case should also be consolidated, at least for discovery purposes. Synrad intends to request consolidation for trial and all other purposes, as well.

     Synrad believes that it is and has always been in compliance with all terms and conditions of the Gould/Patlex - Synrad patent license agreement, and any errors in royalty calculations which were made in the past were timely corrected after notice, pursuant to the "notice and cure" provisions of the agreement. Efforts to obtain explanations of the reasoned position of Gould/Patlex have been fruitless to date. As a result, it is not possible at this early stage of the case to determine what liability exposure, if any, is faced by Synrad. Synrad continues to operate in accordance with its duties and obligations under its agreement with Gould/Patlex, including the obligation to pay royalties upon its sales of licensed lasers. Synrad intends to vigorously defend the case. In any event, the last-surviving licensed Gould/Patlex patent, which is the subject of the dispute, expires on November 3, 2004, in the event that the case is not resolved before then. However, if the Company were to lose its license, it could have a material impact on the Company's results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II
........

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS, AND ISSUER PURCHASES
         OF EQUITY SECURITIES

     The Company's Common Stock trades on the NASDAQ National Market System under the symbol "XLTC." The following table sets forth the high and low closing sales prices reported on the NASDAQ for the Common Stock for the periods indicated.

Year ended:                    High      Low

December 31, 2003
             First Quarter    $22.44    $17.84
             Second Quarter   $24.90    $20.31
             Third Quarter    $28.90    $21.75
             Fourth Quarter   $33.02    $25.67
December 31, 2002
             First Quarter    $23.45    $14.10
             Second Quarter   $25.92    $20.94
             Third Quarter    $22.94    $18.24
             Fourth Quarter   $20.34    $15.97

     As of February 18, 2004, there were approximately 718 holders of record of the Common Stock.

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

     The following table summarizes the Company's equity compensation plans as of December 31, 2003:

                   Equity Compensation Plan Information

                                                           Number of
                   Number of securities                    securities
                   to be issued upon    Weighted average   remaining
                      exercise of        exercise price   available for
                   outstanding options   of outstanding  future issuance
  Plan category       (In thousands)        options      (In thousands)
.........................................................................
Equity compensation
 plans approved by
 security holders           973             $ 16.56             77

Equity compensation
 plans not approved
 by security holders          0                   0              0

Total                       973             $ 16.56             77

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001, and the consolidated balance sheet data as of December 31, 2003 and 2002, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2000 and 1999, and the selected consolidated balance sheet data as of December 31, 2001, 2000 and 1999, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

     The following tables summarize (in thousands, except share data) the Company's consolidated statement of operations and balance sheet data. You should read this information together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data (in thousands, except per share data)

                                 Year Ended December 31,
                        .............................................
                          2003      2002     2001     2000     1999
                       ........  .......  .......  ........  .......
Net sales and services  $122,681  $94,513  $88,492  $107,720  $88,943

Net income              $ 11,318  $ 8,512    5,938  $ 15,651  $11,552

Net earnings per share
  Basic                    $0.95    $0.72    $0.50     $1.35    $1.04
  Diluted                  $0.93    $0.71    $0.50     $1.30    $1.00
Weighted average common
 and common equivalent
 shares outstanding
  Basic                   11,853   11,792   11,762    11,597   11,119
  Diluted                 12,231   12,071   11,978    12,054   11,608


Balance Sheet Data (in thousands)

                                      As of December 31,
                       ................................................
                         2003      2002      2001      2000      1999
                       ........  ........  ........  ........  ........
Total assets           $133,738  $118,724  $102,505  $ 98,986  $ 79,651

Total liabilities      $ 16,466  $ 16,467  $ 10,907  $ 12,544  $ 10,649

Working capital        $ 59,540  $ 44,765  $ 42,695  $ 48,584  $ 35,199

Stockholders' equity   $117,272  $102,257  $ 91,598  $ 86,442  $ 69,001

Long-term liabilities  $    997  $    180  $      0  $      0  $      0

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

Overview
.........

     The Company designs, manufactures and markets a variety of photonics-based solutions primarily consisting of laser systems and electro-optical components for industrial and scientific applications. The company's current range of products include laser marking and engraving systems, laser micro-machining systems, CO2 lasers, optical scanners, high power solid state CW and Q-switched lasers, Ultrafast lasers, high energy solid state pulsed lasers, precision optical components and light and color measurement instruments. The laser and electro-optical industry is subject to intense competition and rapid technological developments. Our strength and success is dependent upon us developing and delivering successful, timely and cost effective solutions to our customers. The Company believes, for it to maintain its performance, it must continue to increase its operational efficiencies, improve and refine its existing products, expand its product offerings and develop new applications for its technology. The Company's strategy is to grow internally and through acquisitions of complementary businesses. Historically the Company has been fairly successful in integrating acquired Companies.

     Details on our operations are discussed in our MD&A.

Critical Accounting Policies and Estimates
...........................................

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition
....................

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended. SAB 101 requires that the following four basic criteria must be met before revenue can be recognized: 1) persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered;
3) the fee is fixed and determinable; and 4) collectibility is reasonably assured.

     The Company's revenues are generated from the following: 1) product sales, including product upgrades and replacement part sales; 2) maintenance agreements; and 3) services. For services rendered, customers are billed and revenues are recognized as the related services are performed. The Company's product lines principally consist of laser-based systems and electro-optical components used in a wide range of applications by different types of end-users and are often used as sub-assemblies required for end products manufactured by the customer. Revenue relating to these products is recognized upon transfer of title to the customer, which is generally the shipment date, assuming the other criteria of SAB 101 are met. With respect to maintenance agreements, revenue is recognized and customers are generally billed on a monthly or quarterly basis over the term of the agreement. When a customer pays an annual maintenance fee, it is recorded as deferred revenue and recognized as revenue ratably over the term of the agreement. When a sales arrangement involves multiple elements, such as the sale of products that require installation, training or other services, the Company records deferred revenue for the fair value of the undelivered element and recognizes the revenue when the revenue recognition criteria for that element is met. Fair value is established for an element based on the price when the element is sold separately.

     The Company manufactures one product called a Photomask Defect Repair System ("DRS") that is a laser-based system for use in semiconductor photomask repair. The DRS provides a means to repair defects on the complex photomasks used to produce integrated circuits. These are very large, highly complex machines, customized for each customer and ranging in price from $1.5 million to $2.0 million per unit (based upon the most recent range of historical sales prices). The terms of sale with respect to DRS's require that the Company perform installation due to the technical expertise required for this product. Due to the nature of the post-shipment installation obligations with respect to the DRS's, the Company defers revenue recognition on the sale of DRS's until installation has been completed.

Allowances for Doubtful Accounts
.................................

     The Company is required to estimate the collectibility of its trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of receivables, including the current credit-worthiness of each customer. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The collectibility of accounts receivable is evaluated based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due, to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, management estimates a reserve for bad debts based upon the total accounts receivable balance and the percentage expected to be realized through subsequent cash collections. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the Company's estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

Inventories
............

     On a quarterly basis, the Company compares the amount of inventory on hand and under commitment with its latest forecasted requirements and historical usage or sales to determine whether write-downs for excess or obsolete inventory are required. Although the writedowns for excess or obsolete inventory reflected in the Company's consolidated balance sheet at December 31, 2003 and 2002 are considered adequate by the Company's management, there can be no assurance that these writedowns will prove to be adequate over time to cover ultimate losses in connection with the Company's inventory. In addition, the Company will reduce the carrying value of its finished goods inventory to net realizable value, if the selling price of the product is less than its cost.

Income Taxes
.............

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. As of December 31, 2003 and 2002, the Company has approximately $298 thousand and $888 thousand of net deferred tax assets, respectively, related principally to domestic loss carryforwards and inventory basis differences. Should the pretax book income and taxable income be considerably lower than projected, an increase to the valuation allowance may be required.


Recent Accounting Pronouncements
.................................

     On April 22, 2003, the Financial Accounting Standards Board ("FASB") determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an accounting standard that would become effective in 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

Results of Operations
......................

     The following table presents consolidated financial data for the years ended December 31, 2003, 2002 and 2001 (in thousands of dollars and as a percentage of total net sales and services).

                               2003            2002           2001
                               ....            ....           ....
                         Dollars Percent Dollars Percent Dollars Percent
                        ........ ....... ....... ....... ....... .......
Net Sales and Services  $122,681  100.0% $94,513  100.0% $88,492  100.0%

Cost of Sales
 and Services             66,346   54.1%  51,851   54.9%  50,518   57.1%
                        ........ ....... ....... ....... ....... .......

Gross Profit / Margin     56,335   45.9%  42,662   45.1%  37,974   42.9%

Operating Expenses:
 Selling and Marketing    16,530   13.5%  12,570   13.3%  11,553   13.1%
 General and
  Administrative          11,324    9.2%   8,062    8.5%   7,066    8.0%
 Research and
  Development             12,598   10.3%   9,838   10.4%   9,293   10.5%
 Amortization of
  Goodwill                     0      0        0      0    1,459    1.6%
                        ........ ....... ....... ....... ....... .......

Income from Operations    15,883   12.9%  12,192   12.9%   8,603    9.7%

Non-Operating Income     (1,049)  (0.9%)   (513)   (0.5%)  (573)  (0.7%)
                        ........ ....... ....... ....... ....... .......

Income before
 Provision for
  Income Taxes            16,932   13.8%  12,705   13.4%   9,176   10.4%
Provision for Income
 Taxes                     5,614    4.6%   4,193    4.4%   3,238    3.7%
                        ........ ....... ....... ....... ....... .......
Net Income              $ 11,318    9.2%  $8,512    9.0% $ 5,938    6.7%
                        ........ ....... ....... ....... ....... .......
                        ........ ....... ....... ....... ....... .......

Net Sales and Services
.......................

     Net sales and services for 2003 increased to $122.7 million from $94.5 million in 2002, an increase of $28.2 million or 29.8%. Just over half the increase was attributable to the acquisition of Continuum in October 2002, but the increase also resulted from an entire year's direct sales in 2003 from our subsidiary in Japan, and an increase in scanner and high power solid state laser sales. Net sales and services for 2002 increased to $94.5 million from $88.5 million in 2001. The increase from 2001 to 2002 of $6.0 million or 6.8% was primarily attributable to the acquisition of Continuum, the direct sales from our then new subsidiary in Japan and scanner sales, offset by decreases in sales of marking systems.

Gross Margins and Cost of Sales
................................

     Gross margins as a percentage of sales in 2003 were 45.9% compared to 45.1% in 2002. Cost of sales and services increased by $14.5 million or 28.0% to $66.3 million in 2003 from $51.9 million in 2002. The increase in gross margins as a percentage of sales and the increase in cost of sales and services from 2002 to 2003 are primarily attributable to the increased sales volume and product mix. Gross margins as a percentage of sales in 2002 were 45.1% compared to 42.9% in 2001. Cost of sales and services increased by $1.4 million or 2.6% to $51.9 million in 2002 from $50.5 million in 2001. The increase in gross margins as a percentage of sales and the increase in cost of sales and services from 2001 to 2002 are primarily attributable to the increased sales volume. Product margins vary from direct sales to distributor sales and also vary among the more than 250 product configurations.

Operating Expenses
...................

Selling and Marketing

     Selling and marketing expenses were $16.5 million in 2003 compared to $12.6 million in 2002 and $11.6 million in 2001. The increase of $4.0 million or 31.5% from 2002 to 2003 was primarily attributable to increased direct sales from our subsidiary in Japan and the acquisition of Continuum and increased variable costs, such as commissions, associated with the increased sales levels. The increase of $1.0 million or 8.8% from 2001 to 2002 was primarily attributable to increased direct sales from our subsidiary in Japan and the acquisition of Continuum. Selling and marketing expenses as a percentage of sales were 13.5% in 2003, 13.3% in 2002, and 13.1% in 2001. The changes in selling and marketing expenses as a percentage of sales are primarily attributable to higher marketing and personnel costs associated with the expansion of our sales and marketing efforts.

General and Administrative

     General and administrative expenses were $11.3 million in 2003, as compared with $8.1 million in 2002 and $7.1 million in 2001. The increase of $3.3 million or 40.5% from 2002 to 2003 was primarily attributable to increased legal fees, primarily from patent litigation and the acquisition of Continuum. The increase of $1.0 million or 14.1% from 2001 to 2002 was primarily attributable to the acquisitions of Continuum and OptoFocus. General and administrative expenses as a percentage of sales increased to 9.2% in 2003 as compared to 8.5% in 2002 and 8.0% in 2001.

Research and Development

     Research and development expenses for 2003 were $12.6 million as compared to $9.8 million in 2002 and $9.3 million in 2001. The increase of $2.8 million or 28.0% from 2002 to 2003 was primarily attributable to the acquisition of Continuum and increases in research activities in all our major product lines. The increase of $545 thousand or 5.9% from 2001 to 2002 was primarily attributable to the acquisition of Continuum and modest increases in research activities from all our manufacturing subsidiaries.

Amortization of Goodwill

     No amortization of goodwill was recorded in 2003 and 2002, as compared to $1.5 million in 2001. Effective January 1, 2002, the Company ceased amortizing its goodwill pursuant to its adoption of SFAS 142.

Other Income/Expense

     No interest expense was recorded for 2003, as there were no borrowings throughout the year, as compared to $8 thousand in 2002 and $30 thousand in
2001.    Interest expense decreased by $22 thousand or 73.0% from 2001 to
2002 due to less short-term borrowings by our European subsidiaries.

     Interest income for 2003 was $148 thousand, as compared to $220 thousand in 2002 and $679 thousand in 2001. The decrease in interest income of $72 thousand or 32.6% from 2002 to 2003 is primarily due to lower interest rates. The decrease in interest income of $459 thousand or 67.8% from 2001 to 2002 is primarily due to lower interest rates and a decrease in our average cash balances due to the acquisitions of Continuum, OptoFocus and the final payments on our then new buildings.

     Other income/expense for 2003 was $896 thousand of income, compared to $301 thousand of income in 2002 and $75 thousand of expense in 2001. The income in 2003 and 2002 was primarily attributable to the recording of foreign currency exchange transaction gains at Excel Europe for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. domestic subsidiaries as a result of the decline in the value of the U.S. dollar against the Euro. The expense recorded in 2001 was primarily the result of foreign currency exchange transaction losses recorded at Excel Europe for the purchase of inventories from the Company's U.S. domestic subsidiaries as a result of the strengthening of the value of the U.S. dollar against the German Deutchmark.

Provision for Income Taxes

     The provision for income taxes for 2003 was $5.6 million, compared to $4.2 million in 2002 and $3.2 million in 2001. The increases of $1.4 million or 33.9% from 2002 to 2003 and $955 thousand or 29.5% from 2001 to 2002 are primarily attributable to higher taxable income. The Company's effective tax rate was 33.2% for 2003, as compared to 33.0% in 2002 and 35.3% in 2001. The Company's effective tax rates were relatively consistent from 2002 to 2003. The decrease in the Company's effective tax rate from 2001 to 2002 is primarily attributable to increased foreign sales tax benefits as a result of increased U.S. export sales.

Liquidity and Capital Resources
................................

Cash Flow Overview
...................

     Cash and cash equivalents increased $13.9 million during the year 2003 to $25.7 million. The increase during the year 2003 was primarily due to the net cash provided by operating activities of $15.4 million and financing activities from the exercise of stock options of $1.4 million offset by net cash used in investing in activities of $3.4 million. The Company also experienced a favorable foreign exchange effect on cash and cash equivalents of $ 500 thousand in 2003. As of December 31, 2003 the Company had no bank debt.

     At December 31, 2003, the Company had working capital of $59.5 million, including cash and equivalents of $25.7 million, compared to working capital of $44.8 million, including cash and equivalents of $11.8 million, at December 31, 2002. The working capital increased by $14.7 million and cash and equivalents increased by $13.9 million in 2003.

     Net cash provided by operating activities of $15.4 million for the year ended December 31, 2003 was primarily attributable to net income before the deduction of depreciation and amortization expenses, plus modest increases in net working capital items.

     Net cash used in investing activities of $3.4 million for the year ended December 31, 2003 was due primarily to the acquisitions of DGE for $910 thousand and capital expenditures of $2.5 million.

     Net cash provided by financing activities was $1.4 million for the year ended December 31, 2003, resulting from the proceeds received upon the exercise of employee stock options.

     As of December 31, 2003, the Company's contractual obligations were as follows (in thousands):

Contractual
  Obligations                     Payments Due by Period
..............       ...............................................
                             Less than   1 - 3    3 - 5   More than
                     Total    1 Year     Years    Years    5 Years
                    .......  .........  ......   .......  .........

Operating Leases    $5,624    $1,646    $2,535    $1,379     $64


Line of Credit

     As of December 31, 2003, the Company has no lines of credit and is currently negotiating a new line of credit that it plans to have in place in the near future.

     The Company intends to continue to invest in support of its growth strategy. These investments aid in retaining and acquiring new customers, expanding the Company's current product offerings and further developing its operating infrastructure. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and equivalents and those that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or secure lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available, on terms that are acceptable to the Company or at all.


Selected Quarterly Financial Data

Unaudited quarterly financial data (in thousands, except per share amounts) for 2003 and 2002 is summarized as follows:



                                                  2003                                                 2002
                          ......................................................................................................
                              Q1         Q2         Q3       Q4      YEAR         Q1         Q2         Q3       Q4      YEAR
                          ........   ........   ........  ........  .......   ........   ........   ........  ........  .......
Net sales and services    $ 31,437   $ 31,514   $ 28,690  $ 31,040  $122,681  $ 19,753   $ 22,061   $ 22,898  $ 29,801  $ 94,513

Cost of sales
 and services               17,129     17,163     15,010    17,044    66,346    10,375     11,729     11,897    17,850    51,851
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Gross profit                14,308     14,351     13,680    13,996    56,335     9,378     10,332     11,001    11,951    42,662
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Operating expenses:
  Selling and marketing      4,187      4,272      3,949     4,122    16,530     2,762      2,797      2,999     4,012    12,570
  General and
   administrative            2,633      2,724      2,984     2,983    11,324     1,581      1,873      2,146     2,462     8,062
  Research and development   3,305      3,131      2,999     3,163    12,598     2,273      2,176      2,334     3,055     9,838
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
                            10,125     10,127      9,932    10,268    40,452     6,616      6,846      7,479     9,529    30,470
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Income from operations       4,183      4,224      3,748     3,728    15,883     2,762      3,486      3,522     2,422    12,192

Non-operating expenses
 (income):
  Interest expense               0          0          0         0         0         2          2          2         2         8
  Interest income             (24)       (32)       (38)      (54)     (148)      (59)       (67)       (73)      (21)     (220)
  Minority interest in net
    loss of subsidiary           0          0          0       (5)       (5)         0          0          0         0         0
  Other expense
    (income), net            (177)      (119)      (243)     (357)     (896)        32          8      (134)     (207)     (301)
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Income before provision
  for income taxes           4,384      4,375      4,029     4,144    16,932     2,787      3,543      3,727     2,648    12,705
Provision for income taxes   1,535      1,509      1,370     1,200     5,614       920      1,169      1,230       874     4,193
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Net income                $  2,849   $  2,866   $  2,659  $  2,944  $ 11,318  $  1,867   $  2,374   $  2,497  $  1,774  $  8,512
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........

Basic earnings per
 common share             $   0.24   $   0.24   $   0.22  $   0.25  $   0.95  $   0.16   $   0.20   $   0.21  $   0.15  $   0.72
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Weighted average common
 shares outstanding         11,806     11,815     11,864    11,925    11,853    11,773     11,792     11,800    11,804    11,792
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Diluted earnings per
 common share             $   0.24   $   0.24   $   0.22  $   0.24  $   0.93  $   0.16   $   0.20   $   0.21  $   0.15  $   0.71
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........

Weighted average common
 and common equivalent
 shares outstanding         12,103     12,178     12,273    12,362    12,231    11,995    12,162      12,114    12,073    12,071
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

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash and equivalents, with carrying amounts approximating market value. Assuming year-end 2003 cash and investment levels, a one-point change in interest rates would not have a material impact on interest income.

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

     The Company's net sales and services to foreign customers represented approximately 61% of total net sales and services in 2003, 63% in 2002 and 58% in 2001. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company's net sales and services denominated in foreign currencies represented approximately 31% of its total net sales and services in 2003, 28% of its total net sales and services in 2002 and 24% in 2001. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains and (losses) included in determining consolidated results of operations were $845 thousand, $332 thousand and $(7) thousand in 2003, 2002 and 2001, respectively.

     Changes in the Euro and Yen have the largest impact on the Company's operating profits. The Company estimates that a 10% change in foreign exchange rates would not materially impact reported operating profits.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements and supplementary data follow on pages 31 to 49.



                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
             Index to Consolidated Financial Statements and
           Financial Statement Schedule filed with the Annual
                  Report of the Company on Form 10-K
                 For the Year ended December 31, 2003.


                                                                    Page
                                                                    ....

Reports of Independent Auditors                                       29

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2003 and 2002     31

     Consolidated Statements of Income for the years
     ended December 31, 2003, 2002 and 2001                           32

     Consolidated Statements of Stockholders'
     Equity and Comprehensive Income for the years ended
     December 31, 2003, 2002 and 2001                                 33

     Consolidated Statements of Cash Flows for the years
     ended December 31, 2003, 2002 and 2001                           34

     Notes to Consolidated Financial Statements                       35


Consolidated Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts                  49
.................

Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements or notes thereto.















                      Independent Auditors' Report
                      ............................

To the Board of Directors and Stockholders
Excel Technology, Inc.

     We have audited the accompanying consolidated balance sheet of Excel Technology, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excel Technology, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                             /s/ KPMG LLP


January 22, 2004







                     Report of Independent Auditors
                     ..............................

To the Board of Directors and Stockholders
Excel Technology, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Excel Technology, Inc. and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the 2002 and 2001 activity in the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excel Technology, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the 2002 and 2001 activity in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.



                                             /s/ Ernst & Young LLP

Melville, New York
January 22, 2003




                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                      December 31, 2003 and 2002
                (In thousands, except per share amounts)

Assets                                                   2003       2002
.......                                                .........  .........
Current assets:
  Cash and equivalents                                $  25,740  $  11,822
  Accounts receivable, less allowance
    for doubtful accounts of $1,001 and
    $993 in 2003 and 2002, respectively                  21,917     22,375
  Inventories                                            25,038     24,482
  Deferred income taxes                                   1,289      1,068
  Other current assets                                    1,025      1,305
                                                      .........  .........
      Total current assets                               75,009     61,052
                                                      .........  .........

Property, plant and equipment                            27,665     27,782
Other assets                                                415        507
Goodwill                                                 30,649     29,383
                                                      .........  .........

Total Assets                                          $ 133,738  $ 118,724
                                                      .........  .........
                                                      .........  .........

Liabilities and Stockholders' Equity
.....................................

Current liabilities:
  Accounts payable                                    $   4,801  $   5,245
  Accrued expenses and other current liabilities         10,668     11,042
                                                      .........  .........

      Total current liabilities                          15,469     16,287
                                                      .........  .........

Deferred income taxes                                       991        180
Minority interest in subsidiary                               6          0

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                      0          0
  Common stock, par value $.001 per share:
    20,000 shares authorized, 11,943 and 11,805
    shares issued and outstanding in 2003
    and 2002, respectively                                   12         12
  Additional paid-in capital                             47,514     45,401
  Retained earnings                                      67,613     56,295
  Accumulated other comprehensive income                  2,133        549
                                                      .........  .........
      Total stockholders' equity                        117,272    102,257
                                                      .........  .........
Total Liabilities and Stockholders' Equity           $  133,738  $ 118,724
                                                      .........  .........
                                                      .........  .........



See Notes to Consolidated Financial Statements.

                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                   Consolidated Statements of Income
              Years ended December 31, 2003, 2002 and 2001
               (In thousands, except earnings per share)

                                                2003      2002      2001
                                             ......... ......... .........

Net sales and services                       $ 122,681 $  94,513 $  88,492
Cost of sales and services                      66,346    51,851    50,518
                                             ......... ......... .........

Gross profit                                    56,335    42,662    37,974

Operating expenses:
  Selling and marketing                         16,530    12,570    11,553
  General and administrative                    11,324     8,062     7,066
  Research and development                      12,598     9,838     9,293
  Amortization of goodwill                           0         0     1,459
                                             ......... ......... .........

                                                40,452    30,470    29,371
                                             ......... ......... .........

Income from operations                          15,883    12,192     8,603

Non-operating expenses (income):
  Interest expense                                   0         8        30
  Interest income                                (148)     (220)     (679)
  Minority interest in net loss of subsidiary      (5)         0         0
  Other (income) expense, net                    (896)     (301)        75
                                             ......... ......... .........

Income before provision for income taxes        16,932    12,705     9,177
Provision for income taxes                       5,614     4,193     3,239
                                             ......... ......... .........

Net income                                   $  11,318 $   8,512 $   5,938
                                             ......... ......... .........
                                             ......... ......... .........
Basic earnings per common share                  $0.95     $0.72     $0.50
                                                 .....     .....     .....
                                                 .....     .....     .....
Weighted average common shares outstanding      11,853    11,792    11,762
                                             ......... ......... .........
                                             ......... ......... .........
Diluted earnings per common share                $0.93     $0.71     $0.50
                                                 .....     .....     .....
                                                 .....     .....     .....
Weighted average common and
  common equivalent shares outstanding          12,231    12,071    11,978
                                             ......... ......... .........
                                             ......... ......... .........

See Notes to Consolidated Financial Statements.




                                      Excel Technology, Inc. and Subsidiaries
                    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                 Years Ended December 31, 2003, 2002 and 2001
                                                (In thousands)
                                                                                           Accumulated
                                                                      Additional              Other
                                     Preferred Stock   Common Stock    Paid-In   Retained Comprehensive            Comprehensive
                                      Shares Amounts Shares   Amounts  Capital   Earnings Income (Loss)   Total    Income (Loss)
                                     ....... ....... ........ ....... .......... ........ .............. ........  .............

Balances at December 31, 2000              0 $     0  11,759  $    12  $  44,827 $ 41,845 $        (242) $ 86,442
Exercise of common stock options           0       0       5        0         30        0              0       30
Net income for the year                    0       0       0        0          0    5,938              0    5,938  $      5,938
Foreign currency
  translation adjustment                   0       0       0        0          0        0          (812)    (812)          (812)
                                                                                                                   .............
Comprehensive income                       0       0       0        0          0        0              0        0  $       5,126
                                     ....... ....... ........ ....... .......... ........ .............. ........  .............
                                                                                                                   .............

Balances at December 31, 2001              0       0  11,764       12     44,857   47,783        (1,054)   91,598
Exercise of common stock options           0       0      41        0        544        0              0      544
Net income for the year                    0       0       0        0          0    8,512              0    8,512  $       8,512
Foreign currency
  translation adjustment                   0       0       0        0          0        0          1,603    1,603          1,603
                                                                                                                   .............
Comprehensive income                       0       0       0        0          0        0              0        0  $      10,115
                                     ....... ....... ........ ....... .......... ........ .............. ........  .............
                                                                                                                   .............
Balances at December 31, 2002              0       0  11,805       12     45,401   56,295            549  102,257
Exercise of common stock options           0       0     138        0      1,345        0              0    1,345
Tax benefit from employee stock
  option exercises                         0       0       0        0        768        0              0      768
Net income for the year                    0       0       0        0          0   11,318              0   11,318  $      11,318
Foreign currency
  translation adjustment                   0       0       0        0          0        0          1,584    1,584          1,584
                                                                                                                   .............
Comprehensive income                       0       0       0        0          0        0              0        0  $      12,902
                                     ....... ....... ........ ....... .......... ........ .............. ........  .............
                                                                                                                   .............
Balances at December 31, 2003              0 $     0  11,943  $    12 $   47,514 $ 67,613 $        2,133 $117,272
                                     ....... ....... ........ ....... .......... ........ .............. ........
                                     ....... ....... ........ ....... .......... ........ .............. ........


See Notes to Consolidated Financial Statements.


                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
              Years ended December 31, 2003, 2002 and 2001
                            (In thousands)

                                                2003      2002      2001
                                              ........  ........  ........
Operating activities:
Net income                                    $ 11,318  $  8,512  $  5,938
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Minority interest in net loss of subsidiary     (5)         0         0
   Depreciation and amortization                 2,887     2,746     3,836
   Tax benefit from employee stock
     option exercises                              768         0         0
   Provision for bad debts                          92       314       336
   Deferred income taxes                           590       817       826
   Changes in operating assets and liabilities,
     net of effects from acquisitions:
       Accounts receivable                         743   (2,155)     3,337
       Inventories                                 642        95        90
       Other current assets                        371       318     (298)
       Other assets                              (228)        10       174
       Accounts payable                          (941)   (1,590)     (428)
       Accrued expenses and other
         current liabilities                     (829)     1,247   (1,075)
                                              ........  ........  ........
   Net cash provided by operating activities    15,408    10,314    12,736
                                              ........  ........  ........
Investing activities:
   Cash paid for acquisitions, net of
     cash acquired                               (914)  (11,255)         0
   Purchases of property, plant and equipment  (2,450)   (4,034)  (15,513)
                                              ........  ........  ........

   Net cash used in investing activities       (3,364)  (15,289)  (15,513)
                                              ........  ........  ........

Financing activities:
   Proceeds from exercise of common stock
     options and warrants                        1,345       498        30
   Minority shareholder investment in
     joint venture                                  11         0         0
   Payments of notes payable                         0         0      (15)
                                              ........  ........  ........
   Net cash provided by financing activities     1,356       498        15
                                              ........  ........  ........
Effect of exchange rate changes on cash and
 cash equivalents                                  518        87      (32)
                                              ........  ........  ........
Net increase (decrease) in cash
 and equivalents                                13,918   (4,390)   (2,794)
Cash and equivalents - beginning of year        11,822    16,212    19,006
                                              ........  ........  ........
Cash and equivalents - end of year            $ 25,740  $ 11,822  $ 16,212
                                              ........  ........  ........
                                              ........  ........  ........

Supplemental Cash Flow Information
...................................
Cash paid for:
  Interest                                       $   0     $   8     $  33
                                                 .....     .....     .....
                                                 .....     .....     .....

Income taxes                                  $  2,312  $  1,950  $  3,240
                                              ........  ........  ........
                                              ........  ........  ........


See Notes to Consolidated Financial Statements.

                Notes to Consolidated Financial Statements
                        December 31, 2003 and 2002

(1)   Summary of Significant Accounting Policies
      ..........................................

Excel Technology, Inc. and Subsidiaries (the "Company") manufactures and markets laser systems and electro-optical components primarily for industrial and scientific applications. The significant accounting policies used in the preparation of the consolidated financial statements of the Company are as follows:

      Basis of Presentation
      .....................

      The consolidated financial statements include the accounts of Excel
         Technology, Inc. (Excel), its 50% owned joint venture, Excel Laser Technology Private Limited (Excel SouthAsia JV) and its wholly-owned subsidiaries: Continuum Electro-Optics, Inc. (Continuum); Excel Technology Japan Holding Company Ltd. (Excel Japan); Synrad, Inc. (Synrad); Photo Research, Inc. (Photo Research); Excel Technology Europe GmbH (previously named Quantronix GmbH); Cambridge Technology, Inc. (Cambridge); Quantronix Corporation (Quantronix); Baublys GmbH (Baublys); Control Laser Corporation (Control Laser); Control Systemation, Inc. (CSI); The Optical Corporation (TOC); Quantronix International Corporation (a Foreign Sales Corporation); Excel Technology Asia Sdn. Bhd. (Excel Asia); and D Green (Electronics)
         Limited (DGE).    All material intercompany transactions and
         balances have been eliminated in consolidation.


      Revenue Recognition
      ...................

      The Company recognizes revenue in accordance with SEC Staff
         Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended. SAB 101 requires that the following four basic criteria must be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the fee is fixed and determinable; and 4) collectibility is reasonably assured.

      The Company's revenues are generated from the following: 1) product sales, including product upgrades and replacement part sales; 2) maintenance agreements; and 3) services. For services rendered, customers are billed and revenues are recognized as the related services are performed. The Company's product lines principally consist of laser-based systems and electro-optical components used in a wide range of applications by different types of end-users and are often used as sub-assemblies required for end products manufactured by the customer. Revenue relating to these products is recognized upon transfer of title to the customer, which is generally upon shipment, assuming the other criteria of SAB 101 are met. Related shipping and handling costs are included in cost of sales and services. With respect to maintenance agreements, revenue is recognized and customers are generally billed on a monthly or quarterly basis over the term of the agreement. When a customer pays an annual maintenance fee, it is recorded as deferred revenue and recognized as revenue ratably over the term of the agreement. When a sales arrangement involves multiple elements, such as the sale of products that require installation, training or other services, the Company records deferred revenue for the fair value of the undelivered element and recognizes the revenue when the revenue recognition criteria for that element is met. Fair value is established for an element based on the price when the element is sold separately.

      The Company manufactures one product, a Photomask Defect Repair
         System ("DRS"), which is a very large, highly complex customized machine. The terms of sale with respect to DRS's require that the Company perform installation due to the technical expertise required for this product. Due to the nature of the post-shipment installation obligations with respect to the DRS's, the Company defers revenue recognition on the sale of DRS's until installation has been completed.

      Cash and Equivalents
      ....................

      Cash and equivalents of $25.7 million and $11.8 million at December
         31, 2003 and 2002, respectively, consist of demand deposits with banks and highly liquid money market funds. The Company considers investments with maturities of three months or less when purchased to be cash equivalents.

      Inventories
      ...........

      Inventories consist of material, labor and overhead and are stated at the lower of weighted average cost or market. Weighted average cost approximates actual cost on a first-in, first-out basis. On a quarterly basis, the Company compares the amount of the inventory on hand and under commitment with its latest forecasted requirements and historical usage or sales to determine whether write-downs for excess or obsolete inventory are required. In addition, the Company will reduce the carrying value of its finished goods inventory to net realizable value, if the selling price of the product is less than its cost.


      Accounts Receivable
      ...................

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

      Goodwill represents the excess of cost over fair value of net assets of businesses acquired. Goodwill and intangible assets with indefinite lives are not amortized but are evaluated annually for impairment. The Company's annual assessment is performed on December 31st of each year. Prior to 2002, goodwill was amortized on a straight-line basis over periods ranging from 15 to 20 years.

      Research and Development Costs
      ..............................

      Research and development costs include material, labor and overhead associated with Company-sponsored projects. Such costs are expensed as incurred.

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

      Warranty Reserve
      ................

      The Company analyzes its warranty reserve for reasonableness on a monthly basis. Based upon a three-year history of warranty expense incurred, the Company believes that the carrying amounts of its warranty reserve at December 31, 2003 and 2002 are reasonable.

      Changes in the liability for product warranty in 2003 and 2002 were as follows (In thousands):

                                                    2003            2002
                                                   ......          ......

         Balance at January 1                      $  980          $  401
         Provision for warranties during the year     322             389
         Settlements made during the year           (546)           (366)
         Warranty liabilities assumed in Continuum
           acquisition                                  0             556
                                                   ......          ......
         Balance at December 31                    $  756          $  980
                                                   ......          ......
                                                   ......          ......

      Income Taxes
      ............

      The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted rates in effect when such amounts are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Foreign Currency Translation
      ............................

      The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Financial Accounting Standards Board ("FASB") Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The resulting cumulative translation adjustment of approximately $2.1 million and $549 thousand at December 31, 2003 and 2002, respectively, is reflected as accumulated other comprehensive income, a component of stockholders' equity. In addition, there were transaction gains and losses and inter-company balances not deemed long-term in nature at the balance sheet date that resulted in net transaction gains (losses) of $845 thousand, $332 thousand and ($7 thousand) for the years ended December 31, 2003, 2002 and 2001, respectively, which is reflected in other (income) expense in the consolidated statements of income.

      Earnings Per Share
      ..................

      The Company presents two earnings per share ("EPS") amounts, basic and diluted. Basic EPS is calculated based on net income and the weighted-average number of common shares outstanding during the reported period. Diluted EPS includes the effect of potentially dilutive securities (stock options), using the treasury stock method, on weighted-average shares outstanding.

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


       Concentration of Credit Risk
       .............................

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

      Accounting for Stock-Based Compensation
      .......................................

      At December 31, 2003, the Company has two stock-based employee compensation plans, which are more fully described in Note 9.
         The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123,"Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                                   (In thousands,
                                                except per share data)
                                               Year ended December 31,
                                                2003      2002      2001
                                              ........  ........  .......
         Net income, as reported              $ 11,318  $  8,512  $ 5,938

         Deduct:  Total stock-based employee
           compensation expense determined
           under fair value based method for
           all awards, net of related tax
           effects                             (1,519)   (2,064)  (1,497)
                                              ........  ........  .......
         Proforma net income                  $  9,799   $ 6,448  $ 4,441
                                              ........  ........  .......
                                              ........  ........  .......

         Earnings per share:
           Basic - as reported                   $0.95     $0.72    $0.50
                                                 .....     .....    .....
           Basic - proforma                      $0.83     $0.55    $0.38
                                                 .....     .....    .....

           Diluted - as reported                 $0.93     $0.71    $0.50
                                                 .....     .....    .....

           Diluted - proforma                    $0.81     $0.54    $0.37
                                                 .....     .....    .....


      The per share weighted-average fair value of stock options and warrants granted during 2003, 2002 and 2001 was $9.47, $15.32 and $9.33, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

      2003- expected dividend yield of 0%, risk free interest rate of 4.0%, expected stock volatility of 50% and expected life of approximately 4.0 years;
      2002- expected dividend yield of 0%, risk free interest rates of 4.0% and 2.6%, expected stock volatility of 56% and expected life of approximately 4.0 years;
      2001- expected dividend yield of 0%, risk free interest rate of 4.9%, expected stock volatility of 55% and an expected option life of approximately 4.0 years.

      For purposes of the proforma disclosures, the estimated fair value of the options is amortized to compensation expense over the options vesting periods.

      New Accounting Pronouncements
      .............................

      On April 22, 2003, the Financial Accounting Standards Board ("FASB") determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an accounting standard that would become effective in 2005. We will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

      Accumulated Other Comprehensive Income (Loss)
      .............................................

      Accumulated other comprehensive income (loss) ("comprehensive income
         (loss)") refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's comprehensive income (loss) is composed of net income
         (loss) and unrealized gains and losses on foreign currency translation adjustments.

(2)   Acquisitions
      ............

      On December 17, 2003, the Company acquired all the outstanding capital stock of D. Green (Electronics) Ltd. ("DGE"), a manufacturer of power supplies for laser systems, which is located in the United Kingdom (UK), for $925 thousand, including $40 thousand of related expenses. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of DGE, which are insignificant compared to those of the Company, have been included in the Company's consolidated results of operations since the date of the acquisition. At the date of acquisition, the fair value of DGE's assets and liabilities assumed were $336 thousand and $193 thousand, respectively. The excess of the purchase price over the fair value of the net assets acquired of $782 thousand was recorded as goodwill. If the acquisition of DGE had taken place at the beginning of 2003, it would not have had a material impact on the Company's consolidated results of operations as presented.

      On April 23, 2003, the Company incorporated Excel Laser Technology
         Private Limited based in Mumbai, India as a joint venture for the distribution of certain subsidiary products in South Asia, which will market, sell, install and provide customer service for the Company's products. The Company invested $11 thousand for a 50% equity ownership interest in the joint venture. In accordance with FIN No. 46, "Accounting For Variable Interest Entities," since the joint venture is a variable interest entity and the Company is the primary beneficiary of the joint venture, the Company has consolidated the results of the joint venture with its results and reflected the minority interest in the net loss of the joint venture of $5 thousand in the statement of income.

      On October 1, 2002, the Company, through a newly formed wholly-owned subsidiary, Continuum Electro-Optics, Inc., acquired substantially all of the assets and properties ("Assets") of Hoya Photonics, Inc., d/b/a Continuum, and Hoya Photonics' wholly-owned subsidiaries, Continuum Electro-Optics GmbH, Continuum France EURL and Hoya Continuum Corporation (collectively, "Continuum"), relating to the business of developing, manufacturing and marketing pulsed lasers and related accessories for the scientific and commercial marketplaces (the "Business of the Scientific Division"), for $11.2 million in cash, including approximately $500 thousand in transaction costs, and the assumption of trade payables, accrued expenses and other specified liabilities. The acquisition was accounted for as a purchase and, accordingly, acquired assets and liabilities were recorded at their fair values, and the operating results of Continuum have been included in the Company's consolidated results of operations since the date of acquisition. Goodwill was increased in 2003 by $347 thousand for additional expenses related to the acquisition and an inventory purchase price adjustment. The final purchase price allocation of the Continuum business resulted in the following condensed balance of assets acquired and liabilities assumed (In thousands):


                                                   Continuum Final
                                                   ...............
                                              Purchase Price Allocation
                                              .........................
                                                   (In thousands)
                                                   ..............

         Receivables                                $    3,406
         Inventories                                     4,260
         Property, plant and equipment                     236
         Other assets                                      474
         Goodwill                                        7,771
                                                    ..........
         Total assets acquired                          16,147

         Accounts payable                                2,215
         Other current liabilities                       2,721
                                                    ..........

         Total liabilities assumed                       4,936
                                                    ..........

         Net assets acquired                        $   11,211
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

                                         Year ended December 31, 2002
                                     (In thousands, except per share data)
                                     .....................................

         Net sales and services                   $  111,838
         Net income                                    7,613
         Basic earnings per common share               $0.65
         Diluted earnings per common share             $0.63

      The pro-forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of 2002, or the results that may occur in the future.

      On August 31, 2002, the Company, through a newly formed wholly-owned subsidiary, Excel Japan, acquired all of the issued and outstanding shares of OptoFocus Corporation ("OptoFocus"), a distribution organization representing the Company's Quantronix product line in Japan, for approximately $272 thousand in cash (including acquisition related expenses). The Company has retained substantially all of the employees of OptoFocus. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of OptoFocus, which are insignificant compared to those of the Company, have been included in the Company's consolidated results of operations since the date of the acquisition. The final purchase price allocation of the OptoFocus business resulted in approximately $719 thousand in total assets acquired and approximately $447 thousand in total liabilities acquired. If the acquisition of OptoFocus had taken place at the beginning of 2002, it would not have had a material impact on the Company's consolidated results of operations as presented.

(3)   Inventories
      ...........

      Inventories consist of the following (In thousands):

                                                        December 31,
                                                    ...................
                                                       2003      2002
                                                    ........  .........
         Raw materials                              $ 11,686  $  11,678
         Work-in-process                               7,360      7,670
         Finished goods                                5,116      4,278
         Consigned inventory                             876        856
                                                    ........  .........
                                                    $ 25,038  $  24,482
                                                    ........  .........
                                                    ........  .........
(4)   Property, Plant and Equipment
      .............................

      Property, plant and equipment at cost consists of the following (In thousands):
                                                       December 31,
                                                    ...................
                                     Useful life      2003      2002
                                     ...........    ........  .........

         Land                              0         $ 4,236   $  4,236
         Buildings                     30 years       19,150     19,007
         Leasehold improvements       Lease term         612      1,390
         Fixtures and computer
           equipment                   3-5 years       2,678      4,764
         Machinery and equipment       3-5 years       6,542      9,178
         Laboratory equipment          3-5 years       3,002      3,892
                                                    ........  .........
                                                      36,220     42,467
         Less accumulated depreciation
           and amortization                            8,555     14,685
                                                    ........  .........
                                                    $ 27,665  $  27,782
                                                    ........  .........
                                                    ........  .........

      Depreciation and amortization expense aggregated approximately $2.9 million, $2.7 million and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(5)   Goodwill
      ........

      The change in the net carrying amount of goodwill for the year ended
         December 31, 2003 is as follows (In thousands):

                                               December 31, 2003
                                               .................
         Goodwill, net, beginning of year           $ 29,383
         Acquisition of DGE                              782
         Purchase price adjustment, Continuum            377
         Additional acquisition costs and other          107
                                                    ........
         Goodwill, net, end of year                 $ 30,649
                                                    ........
                                                    ........


      The following table provides proforma disclosure of net income and diluted earnings per common share for the year ended December 31, 2001 as if goodwill had not been amortized (In thousands, except per share data):

         Reported net income              $ 5,938
         Amortization                       1,459
                                          .......
         Adjusted net income              $ 7,397
                                          .......
                                          .......

         Reported diluted earnings
           per common share                 $0.50
         Amortization per common share
           and common share equivalent      $0.12
                                          .......
         Adjusted diluted earnings
           per common share                 $0.62
                                          .......
                                          .......

(6)   Income Taxes
      ............

      Pre-tax income for the years ended December 31, 2003, 2002, and 2001 was comprised of domestic income of $16.1 million, $13.6 million and $10.4 million, respectively, and foreign income (losses) of $817 thousand, ($876) thousand, and ($1.2) million, respectively.

      The provision for income taxes consists of (In thousands):

                                                Year ended December 31,
                                             ...........................
                                               2003      2002      2001
                                             ........  ........  .......
         Current:
           Federal                           $  4,027  $  2,952  $ 1,763
           State and local                        321       373      649
           Foreign                                675        51        0
                                             ........  ........  .......
                                                5,023     3,376    2,412
                                             ........  ........  .......
         Deferred:
           Federal                                591       817      826
                                             ........  ........  .......
                                             $  5,614  $  4,193  $ 3,238
                                             ........  ........  .......
                                             ........  ........  .......


      The current provision for income taxes includes a tax benefit of $391 thousand for 2003, $391 thousand for 2002 and $394 thousand for 2001 for utilizing Federal net operating loss carryforwards.

      The effective income tax rate differed from the statutory Federal income tax rate due to the following items (In thousands):


                                               Year ended December 31,
                                             ...........................
                                               2003      2002      2001
                                             ........  ........  .......

         Taxes at statutory Federal
           income tax rate                   $  5,926  $ 4,447   $ 3,120
         State income taxes, net of
           Federal benefit                        209      243       428
         Non-deductible amortization
           of goodwill                              0        0        96
         ETI/Foreign Sales Corporation
           benefit                              (704)     (833)    (582)
         Change in valuation allowance             65      589      357
         Foreign Tax Rate Differential           (89)        0        0
         Other                                    207     (253)    (181)
                                             ........  ........  .......
                                             $  5,614  $  4,193  $ 3,238
                                             ........  ........  .......
                                             ........  ........  .......

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows (In thousands):

                                                       December 31,
                                                     ................
                                                       2003      2002
                                                     .......  .......
         Deferred tax assets:
           Excess of tax over financial statement
             basis of inventory                      $   788  $   614
           Allowance for doubtful accounts               152      105
           Accrued warranty costs                        100      103
           Other accrued expenses                        249      246
           Benefits of U.S. net operating
             loss carryforwards                          192      583
           Benefits of foreign net operating
             loss carryforwards                        2,000    1,635
           Plant and equipment depreciation              181      304
                                                     .......  .......
           Total deferred tax assets                   3,662    3,590
           Less valuation allowance                  (2,000)  (1,935)
                                                     .......  .......
                                                       1,662    1,655
                                                     .......  .......
         Deferred tax liabilities:
           Goodwill amortization                     (1,364)    (767)
                                                     .......  .......
           Total deferred tax liabilities            (1,364)    (767)
                                                     .......  .......
         Net deferred tax assets                     $   298  $   888
                                                     .......  .......
                                                     .......  .......

      At December 31, 2003, Excel has available net operating loss carryforwards ("NOL's"), expiring in 2007, of approximately $600 thousand for income tax purposes. The utilization of NOL's by Excel for income tax purposes is subject to annual limitations imposed by Internal Revenue Code Section 382 due to various equity transactions from 1991 to 1993 and alternative minimum tax limitations. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the following year.

      A valuation allowance has been provided against all of the Company's foreign net operating loss carryforwards. Accordingly, Excel has provided a total valuation allowance of $2.0 million, as of December 31, 2003. There can be no assurance that the Company will generate sufficient taxable earnings in future years to fully realize recorded tax benefits.

      Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1.6 million, at December 31, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. tax liability.

(7)   Accrued Expenses and Other Current Liabilities
      ..............................................

      Accrued expenses and other current liabilities consist of the following (In thousands):
                                                       December 31,
                                                     ................
                                                       2003    2002
                                                     .......  .......
         Salaries, wages, commissions and bonuses    $ 1,999  $ 2,345
         Accrued vacation/holiday/sick pay               770      926
         Accrued accounts payable                        186      160
         Customer deposits                               847    1,927
         Accrued royalties payable                       119      147
         Warranty reserve                                756      980
         Unearned service contract revenue               459      215
         Professional fees payable                       511      341
         Income taxes payable                          3,360    1,734
         Other                                         1,661    2,267
                                                     .......  .......
                                                     $10,668  $11,042
                                                     .......  .......
                                                     .......  .......

(8)   Line of Credit
      ..............

      As of December 31, 2003, the Company has no lines of credit and is currently negotiating a new line of credit and plans to have one in place in the near future.


(9)   Stockholders' Equity
      ....................

      Stock Option Plans
      ..................

      In 1990, Excel adopted a stock option plan (the "Plan") which provided for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of Excel, to purchase an aggregate of 2,000,000 shares of common stock, as amended, at prices and terms determined by the Board of Directors. Options granted under the Plan, which terminated on July 30, 2000, may be exercisable for a period of up to ten years. Through December 31, 2003, all options granted to employees under the Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years and expire either five or ten years from date of grant.

       The Plan was amended in August 1993 to provide for the automatic grant to each member of the Board of Directors, on the date of each annual meeting of stockholders, non-incentive options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on such date.

      In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the fair market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the fair market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the fair market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through December 31, 2003, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant.


      A summary of activity related to the Company's stock option plans is as follows:

                                               Number
                                             of shares    Weighted average
                                           (In thousands)  exercise price
                                           .............. ................

         Outstanding at December 31, 2000        780           $17.00

         Granted                                  55           $19.71
         Exercised                               (4)           $ 7.00
         Cancelled                              (11)           $10.63
                                               .....

         Outstanding at December 31, 2001        820           $17.31

         Granted                                 457           $15.32
         Exercised                              (41)           $12.05
         Cancelled                             (165)           $23.90
                                               .....

         Outstanding at December 31, 2002      1,071           $15.65

         Granted                                  90           $22.16
         Exercised                             (168)           $13.09
         Cancelled                              (20)           $22.26
                                               .....

         Outstanding at December 31, 2003        973           $16.56
                                               .....
                                               .....

      In 2003, 30 thousand shares of common stock held greater than six months were used by an employee to exercise options. Such shares, which had a market value of $854 thousand, were retired.


      At December 31, 2003, 2002 and 2001, a total of 632 thousand, 561 thousand and 410 thousand options were exercisable at weighted average exercise prices of $16.50, $15.33 and $14.81, respectively, and options for the purchase of 77 thousand, 147 thousand and 452 thousand common shares were available for future grants under the 1998 plan, respectively.

      The options outstanding as of December 31, 2003 are summarized as follows:

                    Number of            Weighted
                     options              average              Options
      Exercise     outstanding          contractual         Exercisable
       price      (In thousands)       remaining life      (In thousands)
      ........    ..............       ..............      ..............

       $ 6.50            2               4.81 years               2
       $ 7.00          211               4.06 years             211
       $13.06           39               5.48 years              31
       $15.15          331               8.13 years              97
       $16.66           45               8.79 years               9
       $19.71           25               7.30 years              22
       $22.16           80               9.39 years              40
       $24.63          200               6.23 years             180
       $29.00           40               6.42 years              40
                       ...                                      ...
                       973                                      632
                       ...                                      ...
                       ...                                      ...

       Shares Reserved for Issuance
       ............................
       At December 31, 2003, the Company had reserved, authorized and unissued 1,049,627 common shares for the following purposes (In thousands):
                                        Shares
                                        ......
                1990 Stock option plan    196
                1998 Stock option plan    854

(10)  Earnings Per Share
      ..................
      The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (In thousands, except per share amounts):
                                                       2003
                                      ....................................
                                       Earnings       Shares     Per-Share
                                      (Numerator)  (Denominator)   Amount
                                      ...........  ............. .........

      Basic EPS                        $ 11,318        11,853       $0.95
      Effect of Dilutive Securities:
        Stock Options                                     378
                                                       ......
      Diluted EPS                      $ 11,318        12,231       $0.93
                                       ........        ......       .....
                                       ........        ......       .....

                                                       2002
                                      ....................................
                                       Earnings       Shares     Per-Share
                                      (Numerator)  (Denominator)   Amount
                                      ...........  ............. .........

      Basic EPS                        $  8,512        11,792       $0.72
      Effect of Dilutive Securities:
        Stock Options                                     279
                                                       ......
      Diluted EPS                      $  8,512        12,071       $0.71
                                       ........        ......       .....
                                       ........        ......       .....

                                                       2001
                                      ....................................
                                       Earnings       Shares     Per-Share
                                      (Numerator)  (Denominator)   Amount
                                      ...........  ............. .........
      Basic EPS                        $  5,938        11,762       $0.50
      Effect of Dilutive Securities:
         Stock Options                                    216
                                                       ......
      Diluted EPS                      $  5,938        11,978       $0.50
                                       ........        ......       .....
                                       ........        ......       .....

      There were 341 thousand, 295 thousand, and 461 thousand unexercised stock options not included as part of the diluted EPS calculations for 2003, 2002 and 2001, respectively, because they would have been antidilutive for the periods presented.

(11)  Treasury Stock
      ..............

      The Board of Directors of the Company has authorized the purchase of up to 2 million shares of common stock in the open market at prevailing market prices.

(12)  Employee Benefit Plan
      .....................

      The Company has a voluntary contribution pension plan, which complies with Section 401(k) of the Internal Revenue Code, as amended. The plan permits employees to make a voluntary contribution of pretax dollars to a pension trust, with a matching contribution by the Company equal to 50% of an employee's basic contribution to the plan up to a maximum of 3% of their salaries. Company contributions to the plan were approximately $489 thousand, $387 thousand and $404 thousand in 2003, 2002 and 2001, respectively.

(13)  Commitments and Contingencies
      .............................

      Indemnifications
      ................

      Currently, the Company has agreed to indemnify two CO2 laser customers from third-party claims against the customer and the costs arising from claims based on, among other matters, allegations that the Company's products infringe a third party's patent rights. The warranty and indemnification do not apply to Company products modified in accordance with customer provided specifications, modified after delivery to the customer or combined with products, components or equipment supplied by a customer or third-party. In the event of an infringement claim, the Company retains the right to procure for the customer the right to continue using the product, replace or modify the product to eliminate the alleged infringement, or if none of these alternatives can be reasonably achieved, the Company may terminate the customer agreement. The number of indemnification contracts with customers in the future could increase and vary depending on the nature of the customer agreements. In addition, the Company may choose to indemnify a customer with no indemnification contract. Such indemnification provisions are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies". For the three years ended December 31, 2003, there have not been any claims under such indemnification provisions, except those disclosed in "Legal Proceedings."


      Legal Proceedings
      .................

      On May 10, 2002, Positive Light, Inc. ("Positive Light") filed a suit in the District Court for the Northern District of California against Quantronix Corporation ("Quantronix"), a wholly owned subsidiary of the Company, for alleged infringement of U.S. Patent No. 5,790,303, false advertising and unfair competition. The allegations relate to the advertising, offer for sale and sale of diode-pumped, Q-switched, intracavity doubled lasers to pump optical amplifiers. On December 30, 2003, Positive Light and its parent Coherent, Inc. entered into an agreement with Quantronix and the Company to settle for a nominal amount the pending suit and related disputes. The agreement provides for, among other things, the exchange of full mutual releases, the dismissal with prejudice of the suit, a non-exclusive license to the Company, and a limited covenant not to sue the Company and its affiliates with respect to U.S. Patent Nos. 5,790,303; 6,122,097; and 5,963,363.

      In November, 2002, Dr. R. Gordon Gould and Patlex Corporation
         ("Gould/Patlex") filed a lawsuit in the United States District Court for the District of Massachusetts against Great Computer Corp. ("GCC"), a customer of the Company's Synrad, Inc. ("Synrad") subsidiary, for infringement of one of the patents licensed by Gould/Patlex to Synrad. The lawsuit is based upon GCC's incorporation of Synrad's sealed C02 lasers into a system sold by GCC to its customers. In April 2003, GCC attempted to bring Synrad into the case as a cross-defendant, on a variety of indemnification and fraud theories. Because the Court's jurisdiction over the cross-claim was not properly pleaded, Synrad moved to have GCC's cross-claim dismissed. The motion was granted. In view of the District Court's dismissal of GCC's cross-claim against Synrad, Gould/Patlex filed a separate, new action for patent infringement and breach of license agreement and false advertising against Synrad. The case is currently pending in the United States District Court for the District of Massachusetts. Gould/Patlex contends that Synrad has failed to properly pay royalties to Gould/Patlex, which allegation has been denied. As a result, Gould/Patlex purported to terminate the Gould/Patlex - Synrad patent license agreement, thus allegedly converting Synrad's licensed activities into infringing activities. Synrad has denied all of the substantive allegations of Gould/Patlex, and on July 8, 2003 filed counterclaims against Gould/Patlex for breach of contract, wrongful termination of license and violation of Mass. Gen. Laws c. 93A (unfair business practices). During October 2003, the case filed by Gould/Patlex against GCC and Synrad were consolidated and are now pending as a single case. The cases are now in the fact discovery stage. In order to defeat Synrad's defense that it remained licensed as a subsidiary of the Company, in August, 2003, Gould/Patlex took steps to terminate its patent license agreement with the Company. In response, in September, 2003, the Company filed its own declaratory judgment action, alleging nearly the same claims as Synrad's counterclaims against Gould/Patlex for breach of contract, wrongful termination of license and violation of Mass. Gen Laws c. 93A (unfair business practices). Gould/Patlex has answered and counterclaimed with the same allegations of patent infringement and breach of license agreement and false advertising as were levied against Synrad. The parties have agreed that this case should also be consolidated, at least for discovery purposes. Synrad intends to request consolidation for trial and all other purposes, as well.

      Synrad believes that it is and has always been in compliance with all terms and conditions of the Gould/Patlex - Synrad patent license agreement, and any errors in royalty calculations which were made in the past were timely corrected after notice, pursuant to the "notice and cure" provisions of the agreement. Efforts to obtain explanations of the reasoned position of Gould/Patlex have been fruitless to date. As a result, it is not possible at this early stage of the case to determine what liability exposure, if any, is faced by Synrad. Synrad continues to operate in accordance with its duties and obligations under its agreement with Gould/Patlex, including the obligation to pay royalties upon its sales of licensed lasers. Synrad intends to vigorously defend the case. In any event, the last-surviving licensed Gould/Patlex patent, which is the subject of the dispute, expires on November 3, 2004, in the event that the case is not resolved before then. However, if the Company were to lose its license, it could have a material impact on the Company's results of operations.

      Operating Leases
      ................

      The Company and its subsidiaries lease certain buildings, vehicles and equipment under non-cancelable operating leases. At December 31, 2003, the future minimum lease payments under non-cancelable operating leases are as follows (In thousands):

                    2004        $   1,646
                    2005            1,425
                    2006            1,110
                    2007              752
                    2008              627
                    Thereafter         64
                                 ........
                                 $  5,624
                                 ........
                                 ........

      Rent expense approximated $1.4 million, $957 thousand, and $2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Employment and Consulting Agreements
      ....................................

      Excel has entered into employment agreements with certain key executives that provide for severance upon termination without cause, aggregating approximately $1.5 million.


(14)  Foreign and Domestic Operations and Export Sales
      ................................................

      The Company conducts its business in the following geographic regions that are aggregated into one reportable segment. The Company provides photonics-based solutions, primarily consisting of laser systems and electro-optical components, in a broad range of commercial, scientific research and semiconductor applications. The Company's product lines have similar long-term economic characteristics and utilize similar manufacturing processes. The Company distributes, sells and services its products to similar customers in all regions. Information concerning foreign and domestic operations and export sales by origin is as follows (In thousands):

                                              As of or the year ended
                                                    December 31,
                                          ................................
                                             2003        2002       2001
                                          ..........   ........  .........
         Net sales and services to
            unaffiliated customers:
            United States operations      $   84,393  $  67,731  $  67,261
            European operations               23,955     23,308     20,073
            Asian operations                  14,333      3,474      1,158
                                          ..........   ........  .........
                                          $  122,681   $ 94,513  $  88,492
                                          ..........   ........  .........
                                          ..........   ........  .........
         Operating income (loss):
            United States operations      $   15,877   $ 13,479  $   9,774
            European operations              (2,057)    (1,600)    (1,243)
            Asian operations                   2,063        313         72
                                          ..........   ........  .........
                                          $   15,883   $ 12,192  $   8,603
                                          ..........   ........  .........
                                          ..........   ........  .........
         Identifiable assets:
            United States operations       $ 109,228   $ 96,578  $  85,552
            European operations               17,515     16,667     16,176
            Asian operations                   6,995      5,479        777
                                          ..........   ........  .........
                                           $ 133,738   $118,724  $ 102,505
                                          ..........   ........  .........
                                          ..........   ........  .........

      Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

      During the years ended December 31, 2003, 2002 and 2001, the Company had foreign and export sales of approximately $74.7 million, $59.2 million and $51.3 million, representing 61%, 63% and 58%, respectively, of total net sales and services.

      No single customer accounted for more than ten percent of the Company's net sales and services in 2003, 2002 and 2001. No accounts receivable from a customer exceeded five percent of the Company's total accounts receivable at December 31, 2003 and 2002.

(15)  Related Party Transactions
      ..........................

      During 2003, one director of the Company provided services to the Company as legal counsel, and the Company paid approximately $53 thousand for legal services rendered by the director's law firm.

      During 2002 and 2001, two directors of the Company provided services to the Company as legal counsel and the Company paid approximately $388 thousand and $55 thousand, respectively, for legal services rendered by the respective directors' law firms.


Schedule II
............

                  EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                     Valuation and Qualifying Accounts
                Years ended December 31, 2003, 2002 and 2001


      Column A      Column B        Column C        Column D      Column E
      ........      ........        ........        ........      ........
                   Balance at   Additions charged  (Deductions)  Balance at
                    beginning     to cost and      additions -     end of
    Description     of period       expenses         describe      period
    ...........     .........       ........        ..........     .......

Allowance for doubtful accounts (In thousands):
Year ended December 31,:

         2003       $     993       $     92        $  (84)(1)      $ 1,001

         2002       $     717       $    314        $  (38)(1)      $   993

         2001       $     559       $    336        $ (178)(1)      $   717

 (1)  Uncollectible accounts written off, net of recoveries.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

    As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO/CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

    There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III
.........

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item 11 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item 12 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this Item 14 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2003.

PART IV
........

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Consolidated Financial Statements (included in Part II, Item 8):

     Reports of Independent Auditors

     Consolidated Balance Sheets as of December 31, 2003 and 2002

     Consolidated Statements of Income for the years ended
       December 31, 2003, 2002 and 2001.

     Consolidated Statements of Stockholders' Equity and Comprehensive
       Income for the years ended December 31, 2003, 2002 and 2001.

     Consolidated Statements of Cash Flows for the years ended
       December 31, 2003, 2002 and 2001.

     Notes to Consolidated Financial Statements
2.   Consolidated Financial Statement Schedule (included in Part II Item 8)*

     Schedule
     ........

     II   Valuation and Qualifying Accounts

3.   Exhibits included herein:

     See Exhibit Index below for exhibits filed as part of this Annual
       Report on Form 10-K.

(b)  Reports on Form 8-K - Filed in the forth quarter of 2003:

       Form 8-K dated October 14, 2003
            Item 7.  Financial Statements, Proforma Financial Information
              and Exhibits
            Item 12.  Results of Operations and Financial Condition

................................

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

                               EXCEL TECHNOLOGY, INC.

                               By:  /s/ J. Donald  Hill
                                    ........................................
                                    J. Donald Hill, Chairman of the Board

                               By:  /s/ Antoine Dominic
                                    ........................................
                                    Antoine Dominic, Chief Executive Officer

Date:  February 19, 2004

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

    Signature                       Title                        Date
.....................                .....                        ....

/s/ J. Donald Hill   Chairman of the Board and Director    February 19, 2004
......................
J. Donald Hill


/s/ Antoine Dominic   Chief Executive Officer, President,  February 19, 2004
...................... Chief Operating Officer, and Director
Antoine Dominic       (Principal Executive Officer and
                      Principal Financial and Accounting Officer)


/s/ Steven Georgiev               Director                 February 19, 2004
......................
Steven Georgiev


/s/ Howard S. Breslow             Director                 February 19, 2004
......................
Howard S. Breslow


/s/ Donald Weeden                 Director                 February 19, 2004
.......................
Donald Weeden


                           INDEX TO EXHIBITS


Exhibit
Number                          Document
.......                          ........

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

3.2 By-Laws, as amended. Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 33-47440.

4 Specimen Certificate for Company's Common Stock. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-39375.

10.1 1990 Stock Option Plan, as amended. Incorporated by reference to the Company's Registration Statement on Form S-1,
         File No. 33-52612.

10.2 Employment Agreement, dated as of October 10, 2000, between the Company and J. Donald Hill (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000), as amended by letter agreement, dated October 3, 2002 (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended
         December 31, 2002)

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

21       List of subsidiaries.*

23.1     Consent of KPMG LLP.*

23.2     Consent of Ernst & Young LLP.*

31       Certification Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.*

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*


*filed herewith



EXHIBIT 21

LIST OF SUBSIDIARIES

Name of Subsidiary:                                       Incorporated in:
....................                                       ................
Cambridge Technology, Inc.                                Massachusetts
Continuum Electro-Optics, Inc. (d/b/a "Continuum")        Delaware
Control Laser Corporation (d/b/a "Baublys-Control Laser") Florida
Control Systemation, Inc.                                 Delaware
D Green (Electronics) Limited                             United Kingdom
Excel Technology Services Company                         Delaware
Quantronix Corporation                                    Delaware
Photo Research, Inc.                                      Delaware
Synrad, Inc.                                              Washington
The Optical Corporation                                   California
Excel Technology Asia Sdn. Bhd.                           Malaysia
Excel Technology Europe GmbH                              Germany
Baublys GmbH (1)                                          Germany
Excel Technology France S.A.S. (1)                        France
Excel Technology Japan Holding Co., Ltd.                  Japan
Excel Technology Japan K.K. (2)                           Japan
Excel Laser Technology Private Limited (3)                India


   (1)  A wholly-owned subsidiary of Excel Technology Europe GmbH
   (2)  A wholly-owned subsidiary of Excel Technology Japan
          Holding Co., Ltd.
   (3) A joint venture in which Excel Technology, Inc. has a 50% equity ownership interest

EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Excel Technology, Inc.:


We consent to incorporation by reference in the registration statements (No. 33-71122 and 33-35934) on Form S-8 of Excel Technology, Inc. of our report dated January 22, 2004, relating to the consolidated balance sheet of Excel Technology, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for the year then ended, and the related schedule, which report appears in the December 31, 2003 annual report on Form 10-K of Excel Technology, Inc.

                                                     /s/  KPMG LLP


Melville, New York
February 12, 2004

EXHIBIT 23.2

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-71122) pertaining to the Excel Technology, Inc. 1990 Stock Option Plan, the Registration Statement (Form S-3 No. 33-34523) of Excel Technology, Inc. and in the related Prospectus, and the Registration Statement (Form S-8 No. 33-35934) pertaining to the Excel Technology 1998 Stock Option Plan of our report dated January 22, 2003, with respect to the consolidated balance sheet as of December 31, 2002 and the consolidated statements of income, stockholders' equity and comprehensive income and cash flows and the related schedule for each of the two years in the period ended December 31, 2002 of Excel Technology, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2003.


                                                     /s/ Ernst & Young LLP


Melville, New York
February 17, 2004

EXHIBIT 31

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

Dated:  February 19, 2004

EXHIBIT 32

CERTIFICATION OF PERIODIC REPORT


     I, Antoine Dominic, Chief Executive Officer and Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to his knowledge,:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   February 19, 2004

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