Form 10-Q
period 2004-03-31
EXCEL TECHNOLOGY INC
filed 2004-04-23
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
               .......................................

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.

         (Exact name of Registrant as specified in its Charter)
               .......................................

For the quarter ended March 31, 2004     Commission File Number 0-19306

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

                             Yes [X]  No [ ]

The number of shares of the Registrant's common stock outstanding as of April 22, 2004 was: 11,979,336.

                                CONTENTS

                     PART I.  FINANCIAL INFORMATION

                                                                    Page
Item 1.  Consolidated Financial Statements:
         ..................................

         Consolidated Balance Sheets as of March 31, 2004
           (unaudited) and December 31, 2003                          3

         Consolidated Statements of Income (unaudited)
           for the Three Months Ended March 31, 2004 and 2003         4

         Consolidated Statements of Cash Flows (unaudited)
           for the Three Months Ended March 31, 2004 and 2003         5

         Notes to Consolidated Financial Statements (unaudited)       6

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
         Condition and Results of Operations                          8
         ...................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk  11
         ..........................................................

Item 4.  Controls and Procedures                                     12
         .......................

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                           13
         .................

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         .................................................
         Purchases Of Equity Securities                              14
         ..............................

Item 3.  Defaults upon Senior Securities                             14
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders         14
         ...................................................

Item 5.  Other Information                                           14
         .................

Item 6.  Exhibits and Reports on Form 8-K                            14
         ................................

         (a) Exhibits - (11) Computation of net earnings per share   18
                        (99) Certification of periodic report        19

         (b) Reports on Form 8-K



PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         .................................

                      CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share amounts)

                                            March 31, 2004  Dec. 31, 2003
                                            ..............  .............
                                             (Unaudited)
Assets
.......
Current assets:
  Cash and equivalents                           $  28,933     $  25,740
  Accounts receivable, less allowance for
    doubtful accounts of $988 and $1,001
    in 2004 and 2003, respectively                  26,706        21,917
  Inventories                                       24,216        25,038
  Deferred income taxes                              1,289         1,289
  Other current assets                               1,095         1,025
                                                 .........     .........
         Total current assets                       82,239        75,009
                                                 .........     .........
Property, plant and equipment                       27,217        27,665
Other assets                                           380           415
Goodwill                                            30,649        30,649
                                                 .........     .........

         Total assets                            $ 140,485     $ 133,738
                                                 .........     .........
                                                 .........     .........
Liabilities and Stockholders' Equity
.....................................
Current liabilities:
  Accounts payable                               $   6,401     $   4,801
  Accrued expenses and other current liabilities    11,332        10,668
                                                 .........     .........

         Total current liabilities                  17,733        15,469
                                                 .........     .........

Deferred income taxes                                  991           991
Minority interest in subsidiary                          0             6

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                 0             0
  Common stock, par value $.001 per share:
    20,000 shares authorized, 11,979 and 11,943
    shares issued and outstanding in 2004 and
    2003, respectively                                  12            12
  Additional paid-in capital                        48,343        47,514
  Retained earnings                                 71,660        67,613
  Accumulated other comprehensive income             1,746         2,133
                                                 .........     .........
         Total stockholders' equity                121,761       117,272
                                                 .........     .........

         Total liabilities and
           stockholders' equity                  $ 140,485     $ 133,738
                                                 .........     .........
                                                 .........     .........

See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF INCOME
         (Unaudited and in thousands, except earnings per share)

                                                      Three Months Ended
                                                          March 31,
                                                     ....................
                                                        2004       2003
                                                     .........  .........

Net sales and services                               $  36,291  $  31,437

Cost of sales and services                              19,802     17,129
                                                     .........  .........
Gross profit                                            16,489     14,308

Operating expenses:
Selling and marketing                                    4,781      4,187
General and administrative                               2,804      2,633
Research and development                                 3,364      3,305
                                                     .........  .........

         Total operating expenses                       10,949     10,125
                                                     .........  .........

Operating income                                         5,540      4,183

Non-operating income:
Interest income                                           (56)       (24)
Minority interest in net loss of subsidiary                (6)          0
Other income, net                                        (170)      (177)
                                                     .........  .........

Income before provision for income taxes                 5,772      4,384

Provision for income taxes                               1,725      1,535
                                                     .........  .........

Net income                                           $   4,047  $   2,849
                                                     .........  .........
                                                     .........  .........

Basic earnings per common share                          $0.34      $0.24
                                                         .....      .....
                                                         .....      .....

Weighted average common shares outstanding              11,972     11,806
                                                     .........  .........
                                                     .........  .........

Diluted earnings per common share                        $0.33      $0.24
                                                         .....      .....
                                                         .....      .....

Weighted average common and
  common equivalent shares outstanding                  12,444     12,103
                                                     .........  .........
                                                     .........  .........


See Notes to Consolidated Financial Statements.


                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and in thousands)
                                                      Three Months Ended
                                                            March 31,
                                                     ....................
                                                        2004       2003
                                                     .........  .........

Operating activities:
  Net income                                         $   4,047  $   2,849
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest in net loss of subsidiary          (6)          0
      Depreciation and amortization                        611        690
      Tax benefit from employee stock
       option exercises                                    234          0
      Provision for bad debts                               38         34
      Changes in operating assets and liabilities,
       net of effects from acquisitions:
         Accounts receivable                           (4,948)    (3,488)
         Inventories                                       734      (956)
         Other current assets                             (85)      (124)
         Other assets                                    (228)      (159)
         Accounts payable                                1,622        594
         Accrued expenses and other
           current liabilities                             659      1,960
                                                     .........  .........
         Net cash provided by operating activities       2,678      1,400
                                                     .........  .........

Investing activities:
  Purchases of property, plant and equipment             (178)      (394)
  Cash paid for acquisitions                                 0        (4)
                                                     .........  .........
         Net cash used in investing activities           (178)      (398)
                                                     .........  .........
Financing activities:
  Proceeds from exercise of common stock options           595         14
                                                     .........  .........
         Net cash provided by financing activities         595         14
                                                     .........  .........

Effect of exchange rate changes on cash
  and equivalents                                           98         45
                                                     .........  .........

Net increase in cash and equivalents                     3,193      1,061

Cash and equivalents, beginning of period               25,740     11,822
                                                     .........  .........
Cash and equivalents, end of period                  $  28,933  $  12,883
                                                     .........  .........
                                                     .........  .........
Supplemental cash flow information:
...................................

Cash paid for:
  Interest                                           $       0  $       0

  Income taxes                                       $     751  $      13





See Notes to Consolidated Financial Statements.


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS
     .................................

     The consolidated balance sheet as of March 31, 2004, and the consolidated statements of income and cash flows for the three months ended March 31, 2004 and March 31, 2003 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2004 and for all periods presented.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2003. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year.

B.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     .......................................

     At March 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting periods. The fair value of the options was estimated at the date of grant using the Black Scholes option pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (In thousands, except per share data).

                                           Three months ended March 31,
                                                 2004       2003
                                               .......    .......
     Net income, as reported                   $ 4,047    $ 2,849
     Deduct:  Total stock-based employee
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects        (313)      (299)
                                               .......    .......
     Proforma net income                       $ 3,734    $ 2,550
                                               .......    .......
                                               .......    .......
     Earnings per share:
       Basic - as reported                       $0.34      $0.24
                                                 .....      .....
       Basic - proforma                          $0.31      $0.22
                                                 .....      .....
       Diluted - as reported                     $0.33      $0.24
                                                 .....      .....
       Diluted - proforma                        $0.30      $0.21
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

C.   INVENTORIES
     ...........

     Inventories are recorded at the lower of weighted average cost or market. Weighted average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following (in thousands):


                              March 31, 2004     December 31, 2003
                              ..............     .................
     Raw Materials                $   12,506            $   11,686
     Work-in-Process                   7,155                 7,360
     Finished Goods                    3,824                 5,116
     Consigned Inventory                 731                   876
                                ............            ..........
                                $     24,216            $   25,038
                                ............            ..........
                                ............            ..........

D.   LINE-OF-CREDIT
     ..............

     As of March 31, 2004, the Company has no lines of credit.

E.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $3.7 million and $3.2 million for the three months ended March 31, 2004 and 2003, respectively.

F.   ACCRUED WARRANTY COSTS
     ......................

     Monthly, the Company analyzes its warranty reserve for reasonableness based upon a three-year history of warranty expense incurred, specific product warranty issues, if any, and the levels of shipments subject to warranty.

     Changes in the product warranty accrual during the three-month period ended March 31, 2004 were as follows (In thousands):

     Balance at December 31, 2003                     $  756
       Provisions for warranties increasing
         the warranty accrual during the
         three-month period ended March 31, 2004          67
       Warranty costs during the three-month period
         ended March 31, 2004                            (73)
       Reduction of warranty accrual                     (60)
                                                      .......
     Balance at March 31, 2004                        $   690
                                                      .......
                                                      .......


G.   STOCK OPTIONS
     .............

     On February 24, 2004, the Board of Directors adopted, subject to shareholder approval, the 2004 Stock Option Plan (the "2004 Plan"), which provides for the grant of up to 1,000,000 options to employees, officers and directors of, and consultants and advisors to, the Company. Options granted under the 2004 Plan, which expires February 23, 2014, may be designated as non-incentive stock options or, for grants to employees or directors, as incentive stock options. Options may be exercisable for a period of up to ten years and the exercise price for incentive stock options must be at least equal to the market value of the Company's common stock at the time of grant, except in the case of shareholders owning more than 10% of the outstanding common shares, the exercise price must be at least 110% of the market value on the date of grant. Alternatives that may be used to pay for the exercise price of stock options granted under the 2004 Plan include a cash payment, the delivery to the Company of common stock held by the optionee for more than six months and having a market value equal to the exercise price or the irrevocable instructions to a broker to sell the common shares to be issued upon exercise of the option and delivery to the Company of the amount of the proceeds necessary to pay the exercise price.

Item 2.  Management's Discussion and Analysis of Financial Condition
         ...........................................................
         and Results of Operations
         .........................

Overview
.........

     The Company designs, manufactures and markets a variety of photonics-based solutions primarily consisting of laser systems and electro-optical components for industrial and scientific applications. The Company's current range of products include laser marking and engraving systems, laser micro-machining systems, CO2 lasers, optical scanners, high power solid state CW and Q-switched lasers, ultrafast lasers, high energy solid state pulsed lasers, precision optical components and light and color measurement instruments. The laser and electro-optical industry is subject to intense competition and rapid technological developments. Our strength and success is dependent upon us developing and delivering successful, timely and cost effective solutions to our customers. The Company believes, for it to maintain its performance, it must continue to increase its operational efficiencies, improve and refine its existing products, expand its product offerings and develop new applications for its technology. The Company's strategy is to grow internally and through acquisitions of complementary businesses. Historically, the Company has successfully integrated acquired companies.

Results of Operations
......................

     Net sales and services for the quarter ended March 31, 2004 increased $4.9 million or 15.4% to $36.3 million from $31.4 million for the comparable period in the prior year. The increase is primarily attributable to increased sales of most of our products, specifically scanners, CO2 lasers, marking systems, and light and color measurement instruments offset partially by a reduction in sales of high energy solid state pulsed lasers.

     Gross margins decreased to 45.4% for the period ended March 31, 2004 from 45.5% in the same period ended March 31, 2003. The decrease is primarily due to the product mix. Gross margins vary from direct sales to distributor sales and also among the more than 250 Company product configurations.

     Selling and marketing expenses increased to $4.8 million in the quarter ended March 31, 2004 from $4.2 million in the quarter ended March 31, 2003. The increase of $594 thousand or 14.2% is primarily attributable to increased variable costs such as commissions associated with the increased sales volume. Selling and marketing expenses as a percentage of sales decreased to 13.2% for the quarter ended March 31, 2004 from 13.3% for the comparable period in the prior year. The decrease as a percentage of sales is essentially attributable to fixed costs being absorbed by higher sales volume.

     General and administrative expenses increased $171 thousand or 6.5% from $2.6 million in the quarter ended March 31, 2003 to $2.8 million in the current period. The increase is primarily attributable to increased professional fees related to complying with Sarbanes-Oxley legislation related to internal controls, legal fees for the Patlex patent litigation and higher bonus expense as a result of higher operating income.

     Research and development costs were $3.4 million for the quarter ended March 31, 2004, an increase of $59 thousand from the $3.3 million for the comparable period in the prior year. The cost of research activities for most of our products was comparable for the two periods in comparison.

     Interest expense was zero for the quarters ended March 31, 2004 and 2003, respectively. The Company had no debt during the first quarter of 2004 and 2003.

     The increase in interest income of $32 thousand to $56 thousand in the quarter ended March 31, 2004 from $24 thousand in the same period of 2003 is primarily due to higher average investable cash balances during the quarter ended March 31, 2004. The Company ended the quarter with $28.9 million in cash and equivalents, an increase of $16.0 million over the $12.9 million at March 31, 2003.

     Other income was $170 thousand for the quarter ended March 31, 2004 as compared to income of $177 thousand for the quarter ended March 31, 2003. This is primarily attributable to the recording of foreign currency transaction gains at Excel Europe for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. subsidiaries as a result of the decline in the value of the U.S. dollar against the Euro.

     The provision for income taxes increased $190 thousand or 12.4% from $1.5 million in the quarter ended March 31, 2003 to $1.7 million for the current quarter ended March 31, 2004. The increase is primarily attributable to higher pre-tax earnings in 2004 offset by a lower effective tax rate. The effective tax rate was 30% for the quarter ended March 31, 2004 compared to 33% for the year ended December 31, 2003. The lower rate in 2004 was primarily due to a reduction in the liability for an income tax exposure item which has been reflected as an adjustment to the 2004 annual effective tax rate in accordance with the Company's past accounting policy.

Liquidity and Capital Resources
................................

Cash Flow Overview

     Cash and equivalents increased $3.2 million during the first quarter of 2004 to $28.9 million. The increase was primarily due to the net cash provided by operating activities of $2.7 million and financing activities from the exercise of stock options of $595 thousand partially offset by net cash used for capital expenditures of $178 thousand. The Company also experienced a favorable foreign exchange effect on cash and cash equivalents of $98 thousand during the first quarter of 2004. As of March 31, 2004 the Company had no bank debt.

     At March 31, 2004, the Company had working capital of $64.5 million, including cash and equivalents of $28.9 million, compared to working capital of $59.5 million, including cash and equivalents of $25.7 million, at December 31, 2003. The working capital increased by $5.0 million and cash and equivalents increased by $3.2 million during the first quarter of 2004.

     Net cash provided by operating activities was $2.7 million for the quarter ended March 31, 2004 and $1.4 million for the quarter ended March 31, 2003, which were primarily attributable to net income before the deduction of depreciation and amortization expenses, offset partially by net changes in working capital items. Depreciation and amortization for the quarter ended March 31, 2004 was $611 thousand. Accounts receivable at March 31, 2004 of $26.7 million increased $4.8 million from December 31, 2003 due to higher sales in the first quarter of 2004.

     Net cash used in investing activities of $178 thousand and $398 thousand for the quarters ended March 31, 2004 and 2003, respectively was primarily attributable to the purchase of equipment.

     Net cash provided by financing activities was $595 thousand for the quarter ended March 31, 2004 and $14 thousand for the quarter ended March 31, 2003, resulting from the proceeds received upon the exercise of employee stock options.

     As of March 31, 2004, the Company has no lines of credit.

     The Company intends to continue to invest in support of its growth strategy. These investments are a requirement in expanding the Company's current product offerings, further developing its operating infrastructure and retaining and acquiring new customers. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and equivalents and those that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or secure lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available, on terms that are acceptable to the Company or at all.


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

Forward-Looking Statements
...........................

     The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10K for the year ended December 31, 2003. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ..........................................................

Market Risk
............

     The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on demand deposits with banks and money market funds and foreign currency exchange rates generating translation and transaction gains and losses.

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

Foreign Currency Exchange Rates
................................

     Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Consequently, isolating the effect of changes in currency exchange rates does not incorporate these other important economic factors.

     The Company's net sales and services to foreign customers represent a large percentage of total net sales. The Company generally has not engaged in foreign currency hedging transactions.

     Changes in the foreign currency rate for the Euro and Yen would have the largest impact on translating the Company's international operating profit. The Company estimates that a 10% change in foreign currency exchange rates would not materially impact reported operating profits.

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

     The Company does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls
.............................

     The Company has not identified any changes in its internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.


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

     In mid-October 2003, Gould/Patlex filed a frivolous motion for extraordinary preliminary injunctive relief based upon Synrad's royalty calculation practices admittedly known to Gould/Patlex since at least as early as 1992. The Massachusetts District Court denied the motion filed by Gould/Patlex on April 8, 2004.

     The parties have been ordered to attempt Alternative Dispute
Resolution during the Summer of 2004, and the District Court has established a schedule for summary resolution of the cases, if possible, in September 2004, without any need for a trial.

     Synrad intends to vigorously defend the case in order to protect its ability to sell its sealed CO2 lasers, and to vindicate its past conduct and present right. In any event, the last-surviving licensed Gould patent which is the subject of the dispute expires on November 3, 2004, in the event that the case is not resolved before then. At this point, there is virtually no chance that this dispute will have any actual impact on Synrad's manufacturing or sales operations, other than for the ongoing expense of the litigation and, according to legal counsel, the exceedingly remote possibility of liability of any kind.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
         ...........................................................
         of Equity Securities
         ....................

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

         None.

Item 5.  Other Information
         .................

         None.

Item 6.  Exhibits and Reports on Form 8-K
         ................................

           a)  Exhibits -   11. Computation of net earnings per share
                            31. Certification Pursuant to Section
                                  302 of the Sarbanes-Oxley Act of 2002
                            32. Certification Pursuant to Section 906 of
                                  the Sarbanes-Oxley Act of 2002,
                                  18 U.S.C. Section 1350

           b)  Reports on Form 8-K - Filed in the first quarter of 2004:

                    Form 8-K dated January 22, 2004 relating to the press release announcing the earnings for the year ended December 31, 2003.


SIGNATURES
...........


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:  April 23, 2004

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

31           Certification Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002

32           Certification Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002, 18 U.S.C.
             Section 1350



EXHIBIT 11

COMPUTATION OF NET EARNINGS PER SHARE
(In thousands, except per share data)(Unaudited)

                                           BASIC           DILUTED

                                    Three Months Ended Three Months Ended
                                          March 31,         March 31,
                                    .................. ..................
                                      2004     2003       2004     2003
                                      ....     ....       ....     ....

Net earnings                        $ 4,047  $ 2,849    $ 4,047  $ 2,849
                                    .......  .......    .......  .......
                                    .......  .......    .......  .......

Weighted average common
     shares outstanding              11,972   11,806     11,972   11,806

Weighted average common
  share equivalents outstanding:
     Stock options                        0        0        472      297
                                    .......  .......    .......  .......


Weighted average common shares
  and common share equivalents
  outstanding                        11,972   11,806     12,444   12,103
                                    .......  .......    .......  .......
                                    .......  .......    .......  .......

Net earnings per share                $0.34    $0.24      $0.33    $0.24
                                    .......  .......    .......  .......
                                    .......  .......    .......  .......




EXHIBIT 31

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

Dated:  April 23, 2004




EXHIBIT 32

CERTIFICATION OF PERIODIC REPORT
.................................

     I, Antoine Dominic, Chief Executive Officer and Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of his knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:     April 23, 2004



                                        /s/ Antoine Dominic
                                        Antoine Dominic, President,
                                        Chief Executive Officer, and
                                        Chief Operating Officer
                                        (Principal Accounting Officer)



     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.