Form 10-Q
period 2004-06-30
EXCEL TECHNOLOGY INC
filed 2004-07-20
CIK 873603

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

For the quarter ended June 30, 2004      Commission File Number 0-19306

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

                             Yes [X]  No [ ]

The number of shares of the Registrant's common stock outstanding as of July 16, 2004 was: 12,052,063.
                                CONTENTS

                     PART I.  FINANCIAL INFORMATION

                                                                    Page
                                                                    ....
Item 1.  Consolidated Financial Statements:
         ..................................


         Consolidated Balance Sheets as of June 30, 2004
           (unaudited) and December 31, 2003                          3

         Consolidated Statements of Income (unaudited) for
           the Three Months Ended June 30, 2004 and 2003              4

         Consolidated Statements of Income (unaudited) for the Six
           Months Ended June 30, 2004 and 2003                        5

         Consolidated Statements of Cash Flows (unaudited) for the
           Six Months Ended June 30, 2004 and 2003                    6

         Notes to Consolidated Financial Statements (unaudited)       7

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
         Condition and Results of Operations                          9
         ...................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk  13
         ..........................................................

Item 4.  Controls and Procedures                                     13
         .......................

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           15
         ..................

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         .................................................
         Purchases Of Equity Securities                              16
         ..............................

Item 3.  Defaults upon Senior Securities                             16
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders         16
         ...................................................

Item 5.  Other Information                                           17
         .................

Item 6.  Exhibits and Reports on Form 8-K                            17
         ................................

         (a) Exhibits - (11) Computation of net earnings per share   20
                        (99) Certification of periodic report        21

         (b) Reports on Form 8-K


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         .................................

                      CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share amounts)

                                             June 30, 2004  Dec. 31, 2003
                                             .............  .............
                                             (Unaudited)
Assets
.......
Current assets:
  Cash and equivalents                       $      32,047  $      25,740
  Accounts receivable, less allowance for
    doubtful accounts of $1,087 and $1,001
    in 2004 and 2003, respectively                  25,155         21,917
  Inventories                                       26,525         25,038
  Deferred income taxes                              1,289          1,289
  Other current assets                               1,226          1,025
                                             .............  .............

         Total current assets                       86,242         75,009
                                             .............  .............

Property, plant and equipment                       26,988         27,665
Other assets                                           349            415
Goodwill                                            30,649         30,649
                                             .............  .............

         Total assets                        $     144,228  $     133,738
                                             .............  .............
                                             .............  .............
Liabilities and Stockholders' Equity
.....................................
Current liabilities:
  Accounts payable                           $       6,043  $       4,801
  Accrued expenses and other current
    liabilities                                     10,643         10,668
                                             .............  .............
         Total current liabilities                  16,686         15,469
                                             .............  .............

Deferred income taxes                                  991            991
Minority interest in subsidiary                          0              6

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                 0              0
Common stock, par value $.001 per share:
    20,000 shares authorized, 12,052 and 11,943
    shares issued and outstanding in 2004 and
    2003, respectively                                  12             12
Additional paid-in capital                          49,520         47,514
Retained earnings                                   75,711         67,613
Accumulated other comprehensive income               1,308          2,133
                                             .............  .............

         Total stockholders' equity                126,551        117,272
                                             .............  .............

         Total liabilities and
           stockholders' equity              $    144,228   $     133,738
                                             .............  .............
                                             .............  .............

See Notes to Consolidated Financial Statements.


                   CONSOLIDATED STATEMENTS OF INCOME
         (Unaudited and in thousands, except earnings per share)

                                                      Three Months Ended
                                                            June 30,
                                                     ....................
                                                        2004       2003
                                                     .........  .........

Net sales and services                               $  34,163  $  31,514

Cost of sales and services                              17,502     17,163
                                                     .........  .........
Gross profit                                            16,661     14,351

Operating expenses:
  Selling and marketing                                  4,817      4,272
  General and administrative                             2,927      2,724
  Research and development                               3,401      3,131
                                                     .........  .........

         Total operating expenses                       11,145     10,127
                                                     .........  .........

Operating income                                         5,516      4,224

Non-operating income:
  Interest income                                         (74)       (32)
  Other income, net                                      (197)      (119)
                                                     .........  .........

Income before provision for income taxes                 5,787      4,375

Provision for income taxes                               1,736      1,509
                                                     .........  .........
Net income                                           $   4,051  $   2,866
                                                     .........  .........
                                                     .........  .........

Basic earnings per common share                          $0.34      $0.24
                                                     .........  .........
                                                     .........  .........

Weighted average common shares outstanding              12,028    11,815
                                                     .........  .........
                                                     .........  .........

Diluted earnings per common share                        $0.33      $0.24
                                                     .........  .........
                                                     .........  .........

Weighted average common and
  common equivalent shares outstanding                  12,449     12,178
                                                     .........  .........
                                                     .........  .........


See Notes to Consolidated Financial Statements.



                   CONSOLIDATED STATEMENTS OF INCOME
         (Unaudited and in thousands, except earnings per share)

                                                       Six Months Ended
                                                            June 30,
                                                     ....................
                                                        2004       2003
                                                     .........  .........

Net sales and services                               $  70,453  $  62,951

Cost of sales and services                              37,304     34,292
                                                     .........  .........
Gross profit                                            33,149     28,659

Operating expenses:
  Selling and marketing                                  9,598      8,460
  General and administrative                             5,731      5,356
  Research and development                               6,765      6,436
                                                     .........  .........
         Total operating expenses                       22,094     20,252
                                                     .........  .........
Operating income                                        11,055      8,407

Non-operating income:
  Interest income                                        (130)       (56)
  Minority interest in net loss of subsidiary              (6)          0
  Other income, net                                      (369)      (296)
                                                     .........  .........

Income before provision for income taxes                11,560      8,759

Provision for income taxes                               3,462      3,044
                                                     .........  .........

Net income                                            $  8,098   $  5,715
                                                     .........  .........
                                                     .........  .........


Basic earnings per common share                          $0.67      $0.48
                                                     .........  .........
                                                     .........  .........

Weighted average common shares outstanding              12,000     11,842
                                                     .........  .........
                                                     .........  .........

Diluted earnings per common share                        $0.65      $0.47
                                                     .........  .........
                                                     .........  .........

Weighted average common and
  common equivalent shares outstanding                  12,447     12,173
                                                     .........  .........
                                                     .........  .........



See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited and in thousands)
                                                       Six Months Ended
                                                            June 30,
                                                     ....................
                                                        2004       2003
                                                     .........  .........
Operating activities:
  Net income                                         $   8,098  $   5,715
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest in net loss of subsidiary          (6)          0
      Depreciation and amortization                      1,250      1,387
      Tax benefit from employee stock
        option exercises                                   903          0
      Provision for bad debts                               96         82
      Changes in operating assets and liabilities,
        net of effects from acquisitions:
          Accounts receivable                          (3,632)      (357)
          Inventories                                  (1,678)    (1,505)
          Other current assets                           (226)      (251)
          Other assets                                   (209)        192
          Accounts payable                               1,282      (983)
          Accrued expenses and other current
            liabilities                                     63      1,306
                                                     .........  .........
            Net cash provided by operating activities    5,941      5,586
                                                     .........  .........

Investing activities:
  Purchases of property, plant and equipment             (630)      (973)
  Cash paid for acquisitions                                 0        (4)
                                                     .........  .........
            Net cash used in investing activities        (630)      (977)
                                                     .........  .........

Financing activities:
  Proceeds from exercise of common stock options         1,103        599
                                                     .........  .........
            Net cash provided by financing activities    1,103        599
                                                     .........  .........

Effect of exchange rate changes on
  cash and equivalents                                   (107)        105
                                                     .........  .........
Net increase in cash and equivalents                     6,307      5,313

Cash and equivalents, beginning of period               25,740     11,822
                                                     .........  .........
Cash and equivalents, end of period                  $  32,047  $  17,135
                                                     .........  .........
                                                     .........  .........
Supplemental cash flow information:
Cash paid for:
  Interest                                           $       0  $       0
  Income taxes                                       $   3,057  $   1,362


See Notes to Consolidated Financial Statements.



               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS
     .................................

     The consolidated balance sheet as of June 30, 2004, and the consolidated statements of income for the three months and six months ended June 30, 2004 and June 30, 2003, and the consolidated statements of cash flows for the six months ended June 30, 2004 and June 30, 2003 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2004 and for all periods presented.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2003. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

B.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     .......................................

     At June 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of income, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting periods. The fair value of the options was estimated at the date of grant using the Black Scholes option pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (In thousands, except per share data).

                                     Six months ended  Three months ended
                                         June 30,           June 30,
                                       2004     2003      2004     2003
                                     ........ ........  ........ ........
Net income, as reported              $  8,098 $  5,715  $  4,051 $  2,866

Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects                             (1,909)  (1,066)   (1,572)    (763)
                                     ........ ........  ........ ........

Proforma net income                    $6,189   $4,649    $2,479   $2,103
                                     ........ ........  ........ ........
                                     ........ ........  ........ ........
Earnings per share:
Basic - as reported                     $0.67    $0.48     $0.34    $0.24
                                     ........ ........  ........ ........
Basic - proforma                        $0.52    $0.39     $0.21    $0.18
                                     ........ ........  ........ ........
Diluted - as reported                   $0.65    $0.47     $0.33    $0.24
                                     ........ ........  ........ ........

Diluted - proforma                      $0.50    $0.38     $0.20    $0.17
                                     ........ ........  ........ ........

     On April 22, 2003, the Financial Accounting Standards Board ("FASB") determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB plans to issue an accounting standard that would become effective in 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

C.     INVENTORIES
       ...........

       Inventories are recorded at the lower of weighted average cost or market. Weighted average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following (in thousands):

                                         June 30, 2004  December 31, 2003
                                         .............  .................
     Raw Materials                       $      13,951      $      11,686
     Work-in-Process                             7,624              7,360
     Finished Goods                              4,014              5,116
     Consigned Inventory                           936                876
                                         .............      .............
                                         $      26,525      $      25,038
                                         .............      .............
                                         .............      .............

D.     LINE-OF-CREDIT
       ..............

       As of June 30, 2004, the Company has no lines of credit.

E.     COMPREHENSIVE INCOME
       ....................

       Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $3.6 million and $3.2 million for the three months ended June 30, 2004 and 2003, respectively and $7.3 million and $6.4 million for the six months ended June 30, 2004 and 2003, respectively.

F.     ACCRUED WARRANTY COSTS
       ......................

       Monthly, the Company analyzes its warranty reserve for reasonableness based upon a three-year history of warranty expense incurred, specific product warranty issues, if any, and the levels of shipments subject to warranty.

       Changes in the product warranty accrual, which is included in accrued expenses and other current liabilities in the consolidated balance sheet, during the six-month period ended June 30, 2004 were as follows (In thousands):

     Balance at December 31, 2003                   $   756
       Provisions for warranties increasing the
         warranty accrual during the six-month
         period ended June 30, 2004                     222
       Warranty costs during the six-month period
         ended June 30, 2004                          (227)
       Reduction of warranty accrual                   (60)
                                                     ......
     Balance at June 30, 2004                        $  691
                                                     ......
                                                     ......

G.     STOCK OPTIONS
       .............

     On April 27, 2004, the stockholders approved the 2004 Stock Option Plan (the "2004 Plan"), which was adopted by the Board of Directors on February 24, 2004 and provides for the grant of up to 1,000,000 options to employees, officers and directors of, and consultants and advisors to, the Company. Options granted under the 2004 Plan, which expires February 23, 2014, may be designated as non-incentive stock options or, for grants to employees, as incentive stock options. Options may be exercisable for a period of up to ten years and the exercise price for incentive stock options must be at least equal to the market value of the Company's common stock at the time of grant, except in the case of shareholders owning more than 10% of the outstanding common shares, the exercise price must be at least 110% of the market value on the date of grant. Alternatives that may be used to pay for the exercise price of stock options granted under the 2004 Plan include a cash payment, the delivery to the Company of common stock held by the optionee for more than six months and having a market value equal to the exercise price or the irrevocable instructions to a broker to sell the common shares to be issued upon exercise of the option and delivery to the Company of the amount of the proceeds necessary to pay the exercise price.

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

Results of Operations
......................

     Net sales and services for the quarter ended June 30, 2004 increased $2.6 million or 8.4% to $34.2 million from $31.5 million for the comparable period in the prior year. For the six months ended June 30, 2004, net sales and services were $70.5 million, an increase of $7.5 million or 11.9% from $63.0 million in the six months ended June 30, 2003. The increases are primarily attributable to increased sales of most of our products, specifically scanners, CO2 lasers, marking systems and high power solid state lasers offset partially by a reduction in sales of high energy solid state pulsed lasers.

     Gross margins increased to 48.8% for the quarter ended June 30, 2004 from 45.5% in the same quarter in the prior year. For the six months ended June 30, 2004, gross margins increased to 47.1% from 45.5% in the same six months ended June 30, 2003. The increases are primarily due to the product mix. Gross margins vary from direct sales to distributor sales and also vary among the more than 250 product configurations.

     Selling and marketing expenses increased to $4.8 million in the quarter ended June 30, 2004 from $4.3 million in the quarter ended June 30, 2003. The increase of $545 thousand or 12.8% is primarily attributable to increased variable costs such as commissions associated with the increased sales volumes. For the six months ended June 30, 2004, selling and marketing expenses were $9.6 million as compared to $8.5 million for the same period in 2003, which also resulted from increased variable costs. Selling and marketing expenses as a percentage of sales increased to 14.1% for the quarter ended June 30, 2004 from 13.6% for the comparable period in the prior year. Selling and marketing expenses as a percentage of sales increased to 13.6% for the six months ended June 30, 2004 from 13.4% for the comparable period in the prior year. The increases as a percentage of sales are essentially attributable to increased fixed and variable costs, primarily personnel and marketing, as we continue to invest in our sales team and selling efforts.

     General and administrative expenses increased $203 thousand or 7.5% from $2.7 million in the quarter ended June 30, 2003 to $2.9 million in the current period. For the six months ended June 30, 2004, general and administrative expenses increased $374 thousand to $5.7 million from $5.4 million in 2003. The increases are primarily attributable to increased professional fees in connection with complying with Sarbanes-Oxley legislation related to internal controls, legal costs for the Patlex patent litigation and higher bonus expense as a result of higher operating income. General and administrative expenses as a percentage of sales remained at 8.6% for the quarter ended June 30, 2004 as compared to the same period in the prior year. General and administrative expenses as a percentage of sales decreased to 8.1% for the six months ended June 30, 2004 from 8.5% for the comparable period in the prior year.

     Research and development costs for the quarter ended June 30, 2004 increased $270 thousand or 8.6% to $3.4 million from $3.1 million in the quarter ended June 30, 2003. For the six months ended June 30, 2004, research and development costs increased $329 thousand or 5.1% to $6.8 million from $6.4 million in 2003. Research and development costs as a percentage of sales increased slightly to 10.0% for the quarter ended June 30, 2004 as compared to 9.9% for the same period in the prior year. Research and developments costs as a percentage of sales decreased to 9.6% for the six months ended June 30, 2004 from 10.2% for the comparable period in the prior year. The cost of research activities for most of our products was comparable for each of the periods in comparison.

     Interest expense was zero for the quarters and six months ended June 30, 2004 and 2003, respectively. The Company had no borrowings during the six months ended June 30, 2004 and 2003.

     Interest income increased $42 thousand to $74 thousand in the quarter ended June 30, 2004 from $32 thousand in the same period of 2003 and $74 thousand to $130 thousand in the six months ended June 30, 2004 from $56 thousand in the same period of 2003. The increases are primarily due to higher average investable cash balances during each period in comparison. The Company ended the quarter with $32.0 million in cash and equivalents, an increase of $14.9 million over the $17.1 million at June 30, 2003.

     Other income was $197 thousand for the quarter ended June 30, 2004 as compared to $119 thousand for the quarter ended June 30, 2003. Other income was $369 thousand for the six months ended June 30, 2004 as compared to $296 thousand for the six months ended June 30, 2003. This is primarily attributable to the recording of foreign currency transaction gains at Excel Europe for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. subsidiaries as a result of the decline in the value of the U.S. dollar against the Euro.

     The provision for income taxes increased $227 thousand or 15.0% from $1.5 million in the quarter ended June 30, 2003 to $1.7 million for the current quarter ended June 30, 2004. For the six months ended June 30, 2004, the provision for income taxes increased $418 thousand or 13.7% from $3.0 million in the six months ended June 30, 2003 to $3.5 million in the comparable period in 2003. The increases are primarily attributable to higher pre-tax earnings in 2004 partially offset by a lower effective tax rate. The effective tax rate was 30% for the six months ended June 30, 2004 compared to 33% for the year ended December 31, 2003. The lower rate in 2004 was primarily due to a reduction in the liability for an income tax exposure item, which has been reflected as an adjustment to the 2004 annual effective tax rate in accordance with the Company's past accounting policy.

Liquiity and Capital Resources
...............................

Cash Flow Overview

     Cash and equivalents increased $6.3 million during the six months ended June 30, 2004 to $32.0 million. The increase was primarily due to the net cash provided by operating activities of $5.9 million and financing activities from the exercise of stock options of $1.1 million partially offset by net cash used for capital expenditures of $630 thousand. The Company also experienced an unfavorable foreign exchange effect on cash and equivalents of $107 thousand during the six months ended June 30, 2004. As of June 30, 2004 the Company had no bank debt.

     At June 30, 2004, the Company had working capital of $69.6 million, including cash and equivalents of $32.0 million, compared to working capital of $59.5 million, including cash and equivalents of $25.7 million, at December 31, 2003. The working capital increased by $10.1 million and cash and equivalents increased by $6.3 million during the six months ended June 30, 2004.

     Net cash provided by operating activities was $5.9 million for the six months ended June 30, 2004 and $5.6 million for the six months ended June 30, 2003, which were primarily attributable to net income before the deduction of depreciation and amortization expenses, offset partially by net changes in working capital items. Depreciation and amortization for the six months ended June 30, 2004 was $1.3 million. Accounts receivable at June 30, 2004 of $25.2 million increased $3.2 million from December 31, 2003 due to higher sales in the six months ended June 30, 2004.

     Net cash used in investing activities of $630 thousand and $977 thousand for the six months ended June 30, 2004 and 2003, respectively was primarily attributable to the purchase of equipment.

     Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2004 and $599 thousand for the six months ended June 30, 2003, resulting from the proceeds received upon the exercise of employee stock options.

     As of June 30, 2004, the Company has no lines of credit.

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

New Accounting Pronouncements
..............................

     On April 22, 2003, the Financial Accounting Standards Board ("FASB") determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB plans to issue an accounting standard that would become effective in 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

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

Changes in Internal Controls
.............................

     The Company has not identified any changes in its internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          .................

     In November 2002, Dr. R. Gordon Gould and Patlex Corporation ("Gould/Patlex") filed a lawsuit in the United States District Court for the District of Massachusetts against Great Computer Corp. ("GCC"), a customer of the Company's Synrad, Inc. ("Synrad") subsidiary, for infringement of one of the patents licensed by Gould/Patlex to Synrad. The lawsuit was based upon GCC's incorporation of Synrad's sealed CO2 lasers into systems sold by GCC to its customers. Gould/Patlex subsequently filed a separate lawsuit for patent infringement and breach of license agreement and false advertising against Synrad. Synrad denied all of the substantive allegations of Gould/Patlex, and in July 2003 filed counterclaims against Gould/Patlex for breach of contract, wrongful termination of license and violation of Mass. Gen. Laws c. 93A (unfair business practices). These cases were consolidated in October 2003.

     Gould/Patlex also took steps to terminate its patent license agreement with the Company, in order to defeat Synrad's defense that it remained licensed as a subsidiary of the Company. In response, the Company in September 2003 filed its own declaratory judgment action, alleging nearly the same claims as Synrad's counterclaims against Gould/Patlex for breach of contract, wrongful termination of license and violation of Mass. Gen. Laws c. 93A (unfair business practices). Gould/Patlex answered and counterclaimed with the same allegations of patent infringement and breach of license agreement and false advertising against the Company as were levied against Synrad.

     In mid-October 2003, Gould/Patlex filed a frivolous motion for extraordinary preliminary injunctive relief based upon Synrad's royalty calculation practices admittedly known to Gould/Patlex since at least as early as 1992. The Massachusetts District Court denied the motion filed by Gould/Patlex on April 8, 2004.

     Shortly after the District Court's denial of the preliminary injunction motion filed by Gould/Patlex, principals of Synrad and Gould/Patlex negotiated a complete resolution of all disputes between the parties. The settlement was formally completed during June 2004. The terms of settlement are confidential by agreement of the parties. The settlement is not material to the financial statements or operations of the Company.

Item 2.   Changes in Securities, Use of Proceeds and Issuer
          .................................................
            Purchases of Equity Securities
            ..............................

                                                       Approximate Dollar
                                      Total Number of   Value of Shares
           Total Number   Average    Shares Purchased     that May Yet
            Of Shares   Price Paid  as Part of Publicly   Be Purchased
Period      Purchased    Per Share    Announced Plan     Under the Plan
..........  ............ ........... ................... .................


04/01/04 -  39,032(1)      $35.80                0 (1)              0 (1)
04/30/04

05/01/04 -       0              0                0                  0
05/31/04

06/01/04 -       0              0                0                  0
06/30/04
            .........      ......            .........          .........
Total       39,032         $35.80                0                  0


(1) Not purchased through publicly announced plan. The shares were "repurchased" in connection with the exercise of stock options where the employee satisfied his obligation to pay the exercise price by attesting to the ownership of shares without physically tendering the shares and the Company issued to the employee the net difference between the shares issuable upon exercise of the stock option and the attested to number of shares.

Item 3.   Defaults upon Senior Securities
          ...............................

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders
          ...................................................

     The Company's Annual Meeting of Stockholders was held on April 27, 2004. At the Meeting:

     (i) The following persons were elected as directors of the Company, to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified, each receiving the number of votes set forth opposite their names:

                            FOR       WITHHELD     AGAINST
                        ..........    ........    .........
     J. Donald Hill     10,097,707        0       1,101,045
     Steven Georgiev    10,726,714        0         472,038
     Howard S. Breslow  10,066,226        0       1,132,526
     Donald E. Weeden    9,467,762        0       1,730,990
     Ira J. Lamel       10,846,018        0         352,734

     (ii) The Company's 2004 Stock option plan was ratified and approved, with 7,767,895 shares voting in favor of the plan, 1,133,729 shares voting against, 14,519 shares abstaining from voting and 2,282,609 shares unvoted.

     (iii) The appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2004 was ratified, with 11,016,194 shares voting in favor of the appointment, 170,249 shares voting against, and 12,309 shares abstaining from voting.

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

           b)  Reports on Form 8-K - Filed in the second quarter of 2004:

                 Form 8-K dated April 14, 2004 relating to the press release announcing the earnings for the quarter ended March 31, 2004.
SIGNATURES
...........

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:  July 19, 2004

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

31            Certification Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002

32            Certification Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002, 18 U.S.C.
              Section 1350

EXHIBIT 11

COMPUTATION OF NET EARNINGS PER SHARE
(In thousands, except per share data)(Unaudited)

                                       BASIC                 DILUTED

                                Three Months Ended     Three Months Ended
                                     June 30,               June 30,
                                ...................   ...................
                                  2004       2003       2004       2003
                                ........   ........   ........   ........

Net earnings                    $  4,051   $  2,866   $  4,051   $  2,866
                                ........   ........   ........   ........

Weighted average common
  shares outstanding              12,028     11,815     12,028     11,815

Weighted average common
  share equivalents outstanding:
    Stock options                      0          0        421        363
                                ........   ........   ........   ........
Weighted average common shares
  and common share equivalents
  outstanding                     12,028     11,815     12,449     12,178
                                ........   ........   ........   ........
                                ........   ........   ........   ........

Net earnings per share          $   0.34   $   0.24   $   0.33   $   0.24
                                ........   ........   ........   ........
                                ........   ........   ........   ........
                                 Six Months Ended       Six Months Ended
                                      June 30,             June 30,
                                ...................   ...................
                                  2004       2003       2004       2003
                                ........   ........   ........   ........

Net earnings                    $  8,098   $  5,715   $  8,098   $  5,715
                                ........   ........   ........   ........
                                ........   ........   ........   ........
Weighted average common
  shares outstanding              12,000     11,842     12,000     11,842

Weighted average common
  share equivalents outstanding:
    Stock options                      0          0        447        331
                                ........   ........   ........   ........

Weighted average common shares
  and common share equivalents
  outstanding                     12,000     11,842     12,447     12,173
                                ........   ........   ........   ........
                                ........   ........   ........   ........

Net earnings per share         $    0.67   $   0.48   $   0.65   $   0.47
                                ........   ........   ........   ........
                                ........   ........   ........   ........


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

Dated:  July 19, 2004

EXHIBIT 32

CERTIFICATION OF PERIODIC REPORT
.................................

     I, Antoine Dominic, Chief Executive Officer and Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of his knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  July 19, 2004

                               /s/ Antoine Dominic
                               ..................................
                               Antoine Dominic, President,
                               Chief Executive Officer, and
                               Chief Operating Officer
                               (Principal Accounting Officer)

     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.