Form 10-Q
period 2004-09-30
EXCEL TECHNOLOGY INC
filed 2004-10-22
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
              .............................................

                               FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.

         (Exact name of Registrant as specified in its Charter)
              .............................................

For the quarter ended September 30, 2004   Commission File Number 0-19306


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

                           Yes [X]  No [ ]

The number of shares of the Registrant's common stock outstanding as of October 22, 2004 was: 12,052,763.


                                CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                    Page
Item 1.  Consolidated Financial Statements:
         ..................................

         Consolidated Balance Sheets as of September 30, 2004
         (unaudited) and December 31, 2003                            3

         Consolidated Statements of Income (unaudited) for the
         Three Months Ended September 30, 2004 and 2003               4

         Consolidated Statements of Income (unaudited) for the
         Nine Months Ended September 30, 2004 and 2003                5

         Consolidated Statements of Cash Flows (unaudited) for
         the Nine Months Ended September 30, 2004 and 2003            6

         Notes to Consolidated Financial Statements (unaudited)       7

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
         Condition and Results of Operations                         10
         ...................................

Item 3.  Quantitative and Qualitative Disclosures about
         ..............................................
         Market Risk                                                 14
         ...........

Item 4.  Controls and Procedures                                     14
         .......................

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           15
         .................

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         .................................................
         Purchases Of Equity Securities                              15
         ..............................

Item 3.  Defaults upon Senior Securities                             15
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders         15
         ...................................................

Item 5.  Other Information                                           15
         .................

Item 6.  Exhibits and Reports on Form 8-K                            15
         ................................
         a)  Exhibits - 11. Computation of net earnings per share    18
                        31. Certification Pursuant to Section 302    20
                            of the Sarbanes-Oxley Act of 2002
                        32. Certification Pursuant to Section 906    21
                            of the Sarbanes-Oxley Act of 2002,
                            18 U.S.C. Section 1350

         (b) Reports on Form 8-K





PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         .................................


                      CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share amounts)

                                            Sept. 30, 2004  Dec. 31, 2003
                                            ..............  .............
                                              (Unaudited)
Assets
.......
Current assets:
  Cash and equivalents                          $   36,657     $   25,740
  Accounts receivable, less allowance for
    doubtful accounts of $1,134 and $1,001
    in 2004 and 2003, respectively                  24,089         21,917
  Inventories                                       27,891         25,038
  Deferred income taxes                              1,289          1,289
  Other current assets                               1,424          1,025
                                                ..........     ..........
       Total current assets                         91,350         75,009
                                                ..........     ..........
Property, plant and equipment                       26,763         27,665
Other assets                                           361            415
Goodwill                                            31,636         30,649
                                                ..........     ..........

        Total assets                            $  150,110     $  133,738
                                                ..........     ..........
                                                ..........     ..........

Liabilities and Stockholders' Equity
.....................................
Current liabilities:
  Accounts payable                              $    6,526     $    4,801
  Accrued expenses and other
    current liabilities                             10,771         10,668
                                                ..........     ..........
        Total current liabilities                   17,297         15,469
                                                ..........     ..........
Deferred income taxes                                  991            991
Minority interest in subsidiary                          0              6

Stockholders' equity:
  Preferred stock, par value $.001 per share:
     2,000 shares authorized, none issued                0              0
Common stock, par value $.001 per share:
  20,000 shares authorized, 12,053 and 11,943
  shares issued and outstanding in 2004 and 2003,
  respectively                                          12             12
  Additional paid-in capital                        49,574         47,514
  Retained earnings                                 79,859         67,613
  Accumulated other comprehensive income             2,377          2,133
                                                ..........     ..........
       Total stockholders' equity                  131,822        117,272

                                                ..........     ..........

       Total liabilities and stockholders' equity  $  150,110  $  133,738
                                                   ..........  ..........
                                                   ..........  ..........

See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF INCOME
        (Unaudited and in thousands, except earnings per share)

                                                     Three Months Ended
                                                    ...................
                                                        September 30,
                                                       2004      2003
                                                    .........  .........


Net sales and services                              $  34,902  $  28,690

Cost of sales and services                             18,754     15,010
                                                    .........  .........

Gross profit                                           16,148     13,680

Operating expenses:
  Selling and marketing                                 4,521      3,949
  General and administrative                            2,631      2,984
  Research and development                              3,291      2,999
                                                    .........  .........

       Total operating expenses                        10,443      9,932
                                                    .........  .........

Operating income                                        5,705      3,748

Non-operating income:
  Interest income                                          97         38
  Foreign currency gains and other income, net            124        243
                                                    .........  .........

Income before provision for income taxes                5,926      4,029

Provision for income taxes                              1,778      1,370
                                                    .........  .........

Net income                                          $   4,148  $   2,659
                                                    .........  .........
                                                    .........  .........

  Basic earnings per common share                       $0.34      $0.22
                                                        .....      .....
                                                        .....      .....

  Weighted average common shares outstanding           12,052     11,864
                                                       ......     ......
                                                       ......     ......

  Diluted earnings per common share                     $0.34      $0.22
                                                        .....      .....
                                                        .....      .....
  Weighted average common and
    common equivalent shares outstanding               12,255     12,273
                                                       ......     ......
                                                       ......     ......

See Notes to Consolidated Financial Statements.


                    CONSOLIDATED STATEMENTS OF INCOME
         (Unaudited and in thousands, except earnings per share)

                                                     Nine Months Ended
                                                        September 30,
                                                       2004      2003
                                                    .........  .........

Net sales and services                              $ 105,355  $  91,641

Cost of sales and services                             56,058     49,302
                                                    .........  .........

Gross profit                                           49,297     42,339

Operating expenses:
  Selling and marketing                                14,119     12,408
  General and administrative                            8,361      8,341
  Research and development                             10,057      9,435
                                                    .........  .........

  Total operating expenses                             32,537     30,184
                                                    .........  .........

Operating income                                       16,760     12,155

Non-operating income:
  Interest income                                         228         94
  Minority interest in net loss of subsidiary               6          0
  Foreign currency gains and other income, net            492        539
                                                    .........  .........

Income before provision for income taxes               17,486     12,788

Provision for income taxes                              5,240      4,414
                                                    .........  .........

Net income                                          $  12,246  $   8,374
                                                    .........  .........
                                                    .........  .........

  Basic earnings per common share                       $1.02      $0.71
                                                        .....      .....
                                                        .....      .....

  Weighted average common shares outstanding           12,017     11,829
                                                       ......     ......
                                                       ......     ......

  Diluted earnings per common share                     $0.99      $0.69
                                                        .....      .....
                                                        .....      .....

  Weighted average common and
    common equivalent shares outstanding               12,392     12,186
                                                       ......     ......
                                                       ......     ......

See Notes to Consolidated Financial Statements.


                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and in thousands)
                                                     Nine Months Ended
                                                        September 30,
                                                    ....................
                                                       2004       2003
                                                    .........  .........
Operating activities:
  Net income                                        $  12,246  $   8,374
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Minority interest in net loss of subsidiary          (6)          0
     Depreciation and amortization                      1,913      2,061
     Tax benefit from employee stock
      option exercises                                    951          0
     Provision for bad debts                              240         98
     Changes in operating assets and liabilities,
      net of effects from acquisitions:
        Accounts receivable                           (2,556)      (825)
        Inventories                                   (2,956)      (670)
        Other current assets                            (409)         61
        Other assets                                    (368)      (223)
        Accounts payable                                1,742    (1,096)
        Accrued expenses and other current
         liabilities                                      139        996
                                                    .........  .........
          Net cash provided by operating activities    10,936      8,776
                                                    .........  .........
Investing activities:
  Purchases of property, plant and equipment          (1,039)    (1,282)
  Investment in joint venture                               0      (411)
  Cash paid for acquisitions                                0        (4)
                                                    .........  .........
          Net cash used in investing activities       (1,039)    (1,697)
                                                    .........  .........
Financing activities:
  Proceeds from exercise of common stock options        1,109      1,203
                                                    .........  .........
          Net cash provided by financing activities     1,109      1,203
                                                    .........  .........

Effect of exchange rate changes on cash
  and equivalents                                        (89)        173
                                                    .........  .........
Net increase in cash and equivalents                   10,917      8,455
Cash and equivalents, beginning of period              25,740     11,822
                                                    .........  .........
Cash and equivalents, end of period                 $  36,657  $  20,277
                                                    .........  .........
                                                    .........  .........
Supplemental cash flow information:
....................................
Cash paid for:
  Interest                                          $       0  $       0
  Income taxes                                      $   4,654  $   2,456

See Notes to Consolidated Financial Statements.


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

A.   CONSOLIDATED FINANCIAL STATEMENTS
     .................................

     The consolidated balance sheet as of September 30, 2004, and the consolidated statements of income for the three months and nine months ended September 30, 2004 and September 30, 2003, and the consolidated statements of cash flows for the nine months ended September 30, 2004 and September 30, 2003 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2004 and for all periods presented.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2003. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.




B.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     .......................................

     At September 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of income, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting periods. The fair value of the options was estimated at the date of grant using the Black Scholes option pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (In thousands, except per share data).

                                    Nine months ended  Three months ended
                                       September 30       September 30,
                                       2004    2003      2004     2003
                                     .......  .......   .......  .......

Net income, as reported              $12,246  $ 8,374   $ 4,148  $ 2,659
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects                            (2,226)  (2,140)     (317)    (497)
                                     .......  .......   .......  .......
Proforma net income                  $10,020  $ 6,234   $ 3,831  $ 2,162
                                     .......  .......   .......  .......
                                     .......  .......   .......  .......

Earnings per share:
  Basic - as reported                  $1.02    $0.71     $0.34    $0.22
                                       .....    .....     .....    .....
  Basic - proforma                     $0.83    $0.53     $0.32    $0.18
                                       .....    .....     .....    .....

Diluted - as reported                  $0.99    $0.69     $0.34    $0.22
                                       .....    .....     .....    .....
Diluted - proforma                     $0.81    $0.52     $0.31    $0.18
                                       .....    .....     .....    .....

     In March 2004 the Financial Accounting Standard Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for interim or annual periods beginning after June 15, 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

C.   INVENTORIES
     ...........

     Inventories are recorded at the lower of weighted average cost or market. Weighted average cost approximates actual cost on a first-in first-out basis. Inventories consist of the following (in thousands):

                                   September 30, 2004   December 31, 2003
                                   ..................   .................
     Raw Materials                      $      15,452       $      11,686
     Work-in-Process                            7,308               7,360
     Finished Goods                             4,091               5,116
     Consigned Inventory                        1,040                 876
                                        .............       .............

                                        $      27,891       $      25,038
                                        .............       .............
                                        .............       .............
D.   LINE-OF-CREDIT
     ..............

     As of September 30, 2004, the Company has no lines of credit.




E.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $5.2 million and $2.7 million for the three months ended September 30, 2004 and 2003, respectively and $12.5 million and $9.1 million for the nine months ended September 30, 2004 and 2003, respectively.

F.   ACCRUED WARRANTY COSTS
     ......................

     Monthly, the Company analyzes its warranty reserve for reasonableness based upon a three-year history of warranty expense incurred, specific product warranty issues, if any, and the levels of shipments subject to warranty.

     Changes in the product warranty accrual, which is included in accrued expenses and other current liabilities in the consolidated balance sheet, during the nine-month period ended September 30, 2004 were as follows (In thousands):

        Balance at December 31, 2003                $  756
          Provisions for warranties increasing the
            warranty accrual during the nine-month
            period ended September 30, 2004            319
          Warranty costs during the nine-month
            Period ended September 30, 2004          (360)
          Reduction of warranty accrual               (60)
                                                    ......
        Balance at September 30, 2004               $  655
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

H.   GOODWILL
     ........

     The change in the goodwill balance during the nine months ended September 30, 2004 is attributable to changes in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.


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

Results of Operations
......................

     Net sales and services for the quarter ended September 30, 2004 increased $6.2 million or 21.7% to $34.9 million from $28.7 million for the comparable period in the prior year. For the nine months ended September 30, 2004, net sales and services were $105.4 million, an increase of $13.7 million or 15.0% from $91.6 million in the nine months ended September 30, 2003. The increases are primarily attributable to the sale and installation of a DRS 860 in the quarter ended September 30, 2004, increases in CO2 laser sales, and modest increases in sales of laser marking systems, solid state lasers and high power solid state lasers.

     Gross margins decreased to 46.3% for the quarter ended September 30, 2004 from 47.7% in the same quarter in the prior year. For the nine months ended September 30, 2004, gross margins increased to 46.8% from 46.2% in the nine months ended September 30, 2003. The primary reason the gross margin decreased during the quarters in comparison was due to the lower margin experienced on the DRS 860 sale as compared to the average margin on the Company's other product sales. In addition, the product mix had an impact on the gross margin decrease for the quarters in comparison. Gross margins vary from direct sales to distributor sales and also vary among the more than 250 product configurations. For the nine months in comparison, the product mix contributed to the increase in gross margins.

     Selling and marketing expenses increased to $4.5 million in the quarter ended September 30, 2004 from $3.9 million in the quarter ended September 30, 2003. The increase of $572 thousand or 14.5% is primarily attributable to increased variable costs such as commissions associated with the increased sales volumes. For the nine months ended September 30, 2004, selling and marketing expenses were $14.1 million as compared to $12.4 million for the same period in 2003, the increase of which also resulted from higher variable costs associated with the increased sales volumes. Selling and marketing expenses as a percentage of sales decreased to 13.0% for the quarter ended September 30, 2004 from 13.8% for the comparable period in the prior year. Selling and marketing expenses as a percentage of sales decreased to 13.4% for the nine months ended September 30, 2004 from 13.5% for the comparable period in the prior year. The decreases as a percentage of sales are essentially attributable to fixed costs, primarily personnel and certain marketing costs being absorbed by increased sales volumes during the 2004 periods.

     General and administrative expenses decreased $353 thousand or 11.8% from $3.0 million in the quarter ended September 30, 2003 to $2.6 million in the current period. The decrease for the quarters in comparison is primarily attributable to the legal fees associated with the Patlex lawsuit incurred in 2003. For the nine months ended September 30, 2004, general and administrative expenses increased $20 thousand to $8.4 million from $8.3 million in 2003. The increase is primarily attributable to increased professional fees in connection with complying with Sarbanes-Oxley legislation related to internal controls and higher bonus expense as a result of higher operating income partially offset by decreases in legal costs for the Patlex patent litigation. Due to higher sales volume, general and administrative expenses as a percentage of sales decreased to 7.5% for the quarter ended September 30, 2004 as compared to 10.4% for the same period in the prior year. General and administrative expenses as a percentage of sales decreased to 7.9% for the nine months ended September 30, 2004 from 9.1% for the comparable period in the prior year.

     Research and development costs for the quarter ended September 30, 2004 increased $292 thousand or 9.7% to $3.3 million from $3.0 million in the quarter ended September 30, 2003. For the nine months ended September 30, 2004, research and development costs increased $622 thousand or 6.6% to $10.1 million from $9.4 million in 2003. Research and development costs as a percentage of sales decreased to 9.4% for the quarter ended September 30, 2004 as compared to 10.5% for the same period in the prior year. Research and development costs as a percentage of sales decreased to 9.5% for the nine months ended September 30, 2004 from 10.3% for the comparable period in the prior year. The cost of research activities, primarily consisting of personnel and related overhead costs, was up slightly for most of our products for each of the periods in comparison.

     Interest expense was zero for the quarters and nine months ended September 30, 2004 and 2003. The Company had no borrowings during the nine months ended September 30, 2004 and 2003.

     Interest income increased $59 thousand to $97 thousand in the quarter ended September 30, 2004 from $38 thousand in the same period of 2003 and $134 thousand to $228 thousand in the nine months ended September 30, 2004 from $94 thousand in the same period of 2003. The increases are primarily due to higher average investable cash balances and slightly higher interest rates during each period in comparison. The Company ended the quarter with $36.7 million in cash and equivalents, an increase of $16.4 million over the $20.3 million at September 30, 2003.

     Other income is primarily attributable to the recording of foreign currency transaction gains at Excel Europe for the settlement of payables due in U.S. dollars for the purchase of inventory from the Company's U.S. subsidiaries as a result of the decline in the value of the U.S. dollar against the Euro. Other income was $124 thousand for the quarter ended September 30, 2004, including $144 thousand of foreign currency transaction gains, as compared to $243 thousand for the quarter ended September 30, 2003, including $187 thousand of foreign currency transaction gains. Other income was $492 thousand for the nine months ended September 30, 2004, including $533 thousand of foreign currency transaction gains, as compared to $539 thousand for the nine months ended September 30, 2003, including $453 thousand of foreign currency transaction gains.

     The provision for income taxes increased $408 thousand or 29.8% from $1.4 million in the quarter ended September 30, 2003 to $1.8 million for the current quarter ended September 30, 2004. For the nine months ended September 30, 2004, the provision for income taxes increased $826 thousand or 18.7% from $4.4 million in the nine months ended September 30, 2003 to $5.2 million in the comparable period in 2004. The increases are primarily attributable to higher pre-tax earnings in 2004 partially offset by a lower effective tax rate. The effective tax rate was 30% for the nine months ended September 30, 2004 compared to 33% for the year ended December 31, 2003. The lower rate in 2004 was primarily due to a reduction in the liability for an income tax exposure item, which has been reflected as an adjustment to the 2004 annual effective tax rate in accordance with the Company's past accounting policy.

Liquidity and Capital Resources
................................

Cash Flow Overview

     Cash and equivalents increased $10.9 million during the nine months ended September 30, 2004 to $36.7 million. The increase was primarily due to the net cash provided by operating activities of $10.9 million and financing activities from the exercise of stock options of $1.1 million partially offset by net cash used for capital expenditures of $1.0 million. The Company also experienced an unfavorable foreign exchange effect on cash and equivalents of $89 thousand during the nine months ended September 30, 2004. As of September 30, 2004 the Company had no debt.

     Net cash provided by operating activities was $10.9 million for the nine months ended September 30, 2004 and $8.8 million for the nine months ended September 30, 2003, which were primarily attributable to net income before the deduction of depreciation and amortization expenses, offset partially by net changes in working capital items. Depreciation and amortization for the nine months ended September 30, 2004 was $1.9 million. Accounts receivable at September 30, 2004 of $24.1 million increased $2.2 million from December 31, 2003 due to higher sales in the nine months ended September 30, 2004. Inventory at September 30, 2004 of $27.9 million increased $2.9 million from December 31, 2003 due to an increase in the Company's average sales volume compared to the prior year.

     Net cash used in investing activities of $1.0 million and $1.7 million for the nine months ended September 30, 2004 and 2003, respectively was primarily attributable to the purchase of equipment.

     Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2004 and $1.2 million for the nine months ended September 30, 2003, resulting from the proceeds received upon the exercise of employee stock options.

     At September 30, 2004, the Company had working capital of $74.1 million, including cash and equivalents of $36.7 million, compared to working capital of $59.5 million, including cash and equivalents of $25.7 million, at December 31, 2003. The working capital increased by $14.6 million and cash and equivalents increased by $10.9 million during the nine months ended September 30, 2004.

     As of September 30, 2004, the Company has no lines of credit.

     The Company intends to continue to invest in research and development activities, equipment and its sales and marketing infrastructure in support of its growth strategy. These investments are a requirement in expanding the Company's current product offerings, further developing its operating infrastructure and retaining and acquiring new customers. The Company believes that current cash and equivalents will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and equivalents and those that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or secure lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available, on terms that are acceptable to the Company or at all.

Inflation
..........

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

New Accounting Pronouncements
..............................

     In March 2004 the Financial Accounting Standard Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for interim or annual periods beginning after June 15, 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

Forward-Looking Statements
...........................

     The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.


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

Interest Rates
...............

      The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall investing strategies. The Company's investment portfolios consist primarily of cash and equivalents, with carrying amounts approximating market value. Assuming investment levels remain the same, utilizing our cash and equivalents balance at September 30, 2004, a one-point change in interest rates would change the interest income for the year by approximately $367 thousand.

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

     Changes in the foreign currency rate for the Euro and Yen would have the largest impact on translating the Company's international operating results. The Company estimates that a 10% change in foreign currency exchange rates would not materially impact reported operating profits.

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


Changes in Internal Controls
.............................

     The Company has not identified any significant changes in its internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         .................

         None.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
         ..............................................................
         Equity Securities
         .................
         None.

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

         b)  Reports on Form 8-K - Filed in the third quarter of 2004:
                Form 8-K dated July 14, 2004 relating to the press release announcing the earnings for the quarter ended June 30, 2004.

SIGNATURES
...........

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATED:    October 22, 2004

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

                                          BASIC             DILUTED
                                   Three Months Ended  Three Months Ended
                                   ..................  ..................
                                       September 30,      September 30,
                                     2004      2003      2004      2003
                                   ........  ........  ........  ........

Net earnings                       $  4,148  $  2,659  $  4,148  $  2,659
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........
Weighted average common
  shares outstanding                 12,052    11,864    12,052    11,864

Weighted average common
  share equivalents outstanding:
    Stock options                         0         0       203       409
                                   ........  ........  ........  ........
Weighted average common shares
  and common share equivalents
  outstanding                        12,052    11,864    12,255    12,273
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

Net earnings per share             $   0.34   $  0.22  $   0.34  $   0.22
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

                                   Nine Months Ended    Nine Months Ended
                                   ..................  ..................
                                      September 30,       September 30,
                                     2004      2003      2004      2003
                                   ........  ........  ........  ........
Net earnings                       $ 12,246  $  8,374  $ 12,246  $  8,374
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........
Weighted average common
  shares outstanding                 12,017    11,829    12,017    11,829

Weighted average common
  share equivalents outstanding:
    Stock options                         0         0       375       357
                                   ........  ........  ........  ........

Weighted average common shares and
  common share equivalents
  outstanding                        12,017    11,829    12,392    12,186
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

Net earnings per share             $   1.02  $   0.71  $   0.99   $  0.69
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

     As of September 30, 2004, there were 155 thousand stock options outstanding that are antidilutive and not included in the above earnings per share calculations.
EXHIBIT 31

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

Dated:  October 22, 2004


EXHIBIT 32

CERTIFICATION OF PERIODIC REPORT
.................................

     I, Antoine Dominic, Chief Executive Officer and Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of his knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   October 22, 2004


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