Form 10-K
period 2004-12-31
EXCEL TECHNOLOGY INC
filed 2005-03-15
CIK 873603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ......................

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
                          .................
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                              ....................  ...................

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

                             Yes [X]  No [ ]

The aggregate market value of the common stock held by non-affiliates of the Registrant was $392,432,034 based on the last sale price of the common stock as reported by NASDAQ on June 30, 2004. Shares held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of March 11, 2005 was: 12,053,429.

                  DOCUMENTS INCORPORATED BY REFERENCE:
      Definitive Proxy Statement to be filed in connection with the Registrant's 2005 Annual Meeting of Stockholders (incorporated by reference under Part III)


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

     In October 1992, the Company acquired Quantronix Corporation ("Quantronix"). The acquisition of Quantronix and its then wholly-owned subsidiaries, Control Laser Corporation ("Control Laser"), located in Orlando, Florida, Excel Technology Europe GmbH ("Excel Europe"), located in Germany, and The Optical Corporation ("TOC"), located in Oxnard, California, provided the Company with its industrial, scientific and semiconductor product lines and provided the Company with a significant revenue base as well as established manufacturing, engineering, marketing and customer service capabilities.

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

     In April 1999, the Company formed Excel Technology Asia Sdn. Bhd. ("Excel Asia"). Excel Asia primarily engages in the business of marketing, selling, distributing, integrating and servicing certain of the Company's products throughout Southeast Asia.

     In July 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Baublys GmbH ("Baublys"), a company located in Ludwigsburg, Germany and engaged in the manufacture and sale of customized laser systems and engraving machines.

     In January 2001, the Company formed Control Systemation, Inc. ("CSI") which focuses on turnkey laser based micro-machining systems and parts handling workstations for factory automation. CSI is headquartered in a Company-owned facility in Orlando, Florida.

     In January 2002, the Company consolidated the product lines and development efforts of Baublys and Control Laser to eliminate duplicative products and efforts, to increase efficiencies, and to create a unified market presence for the Company's laser marking and engraving operations. While the subsidiaries remain legally separate entities, with separate assembly, operations and selling and marketing efforts, they are operating under one name, "Baublys-Control Laser," as though they were one entity with operations in Florida and Germany.

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

     On April 23, 2003, the Company created Excel Laser Technology Private Limited ("Excel SouthAsia JV") based in Mumbai, India as a joint venture for the distribution, in Southern Asia, of certain products manufactured by the Company's subsidiaries. Excel SouthAsia JV is focusing on the marketing, sales, installation, applications development and customer service of those products. The Company has a 50% equity ownership interest in the joint venture.

     In December 2003, the Company acquired D Green (Electronics)
Limited ("DGE"). DGE is engaged primarily in the business of developing, manufacturing and marketing power supplies for laser systems.

Current Products and Applications
..................................

Marking and Engraving Systems
..............................

     The Company designs, manufactures and markets industrial, computer-controlled turnkey laser marking/engraving and mechanical marking/engraving and 3D engraving systems.

     The Company is a leading source of industrial beam-steered laser marking systems and mechanical marking & engraving systems used for coding, marking, engraving, deep engraving and 3D engraving, producing high quality, permanent, high speed marks on any material. These systems are used for marking part numbers, serial numbers, lot numbers, date codes, graphics, logos, OCR codes, barcodes, 2D Matrix codes, schematics, 2, 2-1/2 and 3D images and other identification marks for the aerospace, automotive, coining and jewelry, consumer/commercial, electronic/semiconductor, medical, mold and die, packaging, tools and tooling and the trophy and award industries. The Company's integrated automation solutions include a wide variety of fully automatic, semi-automatic and manual parts handling systems for any part configuration or material. The fully integrated and stand-alone marking systems offer a comprehensive variety of user-friendly software allowing for seamless integration into any production process.

     The laser marking/engraving, deep engraving and 2-1/2 & 3D marking systems include a full product range of CO2, lamp pumped and diode pumped infrared, frequency doubled, tripled and quadrupled Nd:YAG and Nd:YLF laser systems which are branded as Concorde, Comet, Icon, Insignia, Image, Aurora, Accent, Ultra Power Mark, Deep Power Engraver, BL65 and BL150 Deep engraving systems. The mechanical engraving systems include the Universal Marking & Engraving Machine, the Inclined Bed CNC Marking & Engraving Machine, the Mold Engraving Machine and the Table Top Engraving Machine. In 2004, the Company introduced new Laser Marking Studio 2.0 Software, which is used in its laser marking systems and new versions of WIN-Laser, LaserFinish and Win-Graed for its mechanical engraving systems. The Company also introduced several new industry specific integrated marking solutions including: compact Bearing Marking Systems, compact Cutting Tool Marking Systems, LCD Panel Marking Systems, and IC Marking Systems.

Laser Micro-machining, Photomask Repair and Automation Systems
...............................................................

     The Company designs and manufactures laser micro-machining systems, parts handling/automation, systems integration, and software engineering solutions at CSI, the Company's subsidiary based in Orlando, Florida. The Company produces a variety of micro-machining systems (TaskMaster Series) for cutting, drilling, ablating and other micro machining applications. The TaskMaster series of micro-machining systems provides a versatile but affordable solution to almost any process requirement. They are modular in design allowing lasers of any wavelength such as green, UV, DUV, infrared, and CO2 in a variety of power levels to be integrated into the same workstation. The workstation can be taken from a basic XY system with a manually adjustable focusing beam delivery system and enhanced with a variety of options such as XY with a programmable focusing beam delivery system, vision system for part alignment and semi-automatic focusing adjustment, gas assist with programmable pressure regulator and part fixturing.

     The Company introduced the FA/Lit(Trademark) in 2003, a new product targeted at the integrated circuit ("IC") failure analysis market. This system utilizes a process (patent pending) for de-capping, cross-sectioning and performing material characterization (Alpha Spectrometry) on ICs, providing a non-destructive method of removing the mold compound and allowing parts to be tested and visibly inspected. This makes it possible to inspect wire bonds, dies and other internal components, even to the point of doing a wire pull test on die leads. Scanning Acoustic Microscope (SAM), x-ray and other failure analysis analytical instrument images of the internal IC can be imported and used by the Company's FA-Pro software to locate and target defects for analysis. These images are then used to navigate the system directly to the defect. Options available include 3D summation utilizing layer by layer spectral analysis data of the mold compound, color vision system with auto zoom (also used for defect and feature navigation), and even a second femtosecond laser system for detailed die analysis on the ICs.

     The Company also designs and builds custom micro-machining systems such as active and passive resistor trimmers, glove box welders, diamond cutting systems and specialized sub-micron processing systems utilizing ultrafast lasers. Several updates reflecting current technology have been added to the Company's DRS 855 Photomask Defect Repair System product. In 2004, the Company launched a new Photomask Repair System (Model 860X) to address the current industry requirements. Other products include the L2S2 System for Lead-frame Singulation and the BOARDmaster automated PCB Depaneling System.

     The Company continues to actively pursue opportunities in automation, parts handling, systems integration, and software engineering. In addition, the Company offers engineered software solutions including database, host communications, factory automation, vision adaptation, and system integration development.

 CO2 Lasers
...........

     The Company manufactures a range of sealed CO2 lasers for cutting, marking, drilling, and other machining applications for a variety of materials. The CO2 lasers range in power from 10W to 400W. Shipments of Synrad's Firestar series of sealed CO2 lasers started in September 2001. This series offers users the choice of higher performance and smaller size, with output powers from 20W to 100W. In 2002, further developments of the firestar technology produced the f200, the world's only fully integrated 200W CO2 laser. In 2003, at the Munich Laser Show, we exhibited a wide range of new products including a unique, fully integrated 400W laser (firestar f400), a single tube (linear polarization) fully-integrated 200W laser (firestar f201), and a compact, low cost 30W laser (firestar v30). In addition, we extended our firestar t-technology to include an 80W laser, available in either air or water-cooled versions. In 2004, we launched our high performance, air-cooled 100W laser (firestar t100).

     The Company sells primarily to original equipment manufacturers ("OEMs") and system integrators who integrate the lasers with suitable motion systems and optical assemblies and then sell the complete system. Applications include desktop engraving systems found in many trophy and award shops throughout the world, large area flatbed systems for cutting dieboard or airbag material, and 3D prototyping using paper, sintered metals and other materials to create 3D models and molds directly from CAD packages. The Company's lower power lasers are the lasers of choice for the majority of the CO2 marking and coding systems in use throughout the world. Higher power lasers also are finding uses in manufacturing plants for trimming flashing from injection-molded parts in the automobile industry, cutting textiles and woven fabrics on continuous production lines and slitting and sealing of plastic packaging.

     The Company also manufactures the FH-Series of OEM marking-heads which, when configured with it's laser, provide a fast and effective method of permanently marking parts with lot codes, serial number/date information and bar codes. The FH-Series Index is ideal for stationary marking applications while the Tracker version features the capability to mark both moving and stationary parts. The Company's WinMark software has been developed specifically for the FH-series marking heads, and is available in multiple language versions, to run on Windows (Trademark) 95, 98, 2000 and Windows(Trademark) NT. Launched in December 2001, Synrad's FH-Series Smart marking head allows users to build marking systems that can be operated without a PC. Further developments of this product line in 2004 included USB and network capable heads.

Scanners
.........

     The Company is a market leader in galvanometer based optical scanners, which are manufactured at Cambridge, the Company's subsidiary based in Cambridge, Massachusetts. This technology is critical to a broad, diversified and growing market of laser based system applications. The breadth of laser applications served by the Company's scanners include: industrial through consumer product laser marking and coding, laser machining and welding, high density via hole PCB drilling for the cell phone industry, scanning microscopy for Genomic DNA research and drug discovery, retinal scanning and OCT (Optical Coherence Tomography) imaging for laser-based biomedical diagnostics, Laser-based Vision Correction, high resolution printing, semiconductor wafer inspection and processing, 2D or 3D imaging, and laser projection and entertainment.

     The Company is recognized worldwide for it's technology and it's leadership in the market for laser scanning systems that require the highest accuracy and highest speed beam steering and positioning for industrial, medical, scientific, military and academic applications and environments. The strong growth of scanner sales is fueled by the Company's R&D commitment to advancing optical scanner technology and the enabling of new OEM applications in the laser systems market. In 2004, the Company dramatically advanced and extended its highest performance product line of Optical Scanners to the new patented model 6200H product line which provides new levels of laser scanning speed that has enabled volume application growth in the above markets and set new standards for scanning and application performance. The Company's other major galvanometer product line is its' exclusive Moving Coil Optical Scanner line with its patented capacitive position detection, whose design was pioneered by Cambridge for applications requiring the highest levels of scanning accuracy and large apertures. In addition, the Company today offers a more extensive line of high performance analog and digital servo electronics products along with other value-added products such as a wide range of optics from uV to iR and mounts for complete scanning subassemblies and solutions.

High Power Solid-State Lasers and Ultrafast Lasers
...................................................

     The Company designs, manufactures and markets solid-state lasers for science, industry and OEM uses at Quantronix, which is located in E. Setauket, NY. On a worldwide basis, scientific lasers represent one of the most stable and long-established laser markets. Chemists, biologists, physicists and engineers use scientific lasers. In this market, end-users are generally familiar with the various product specifications, features and reliability, which are the major factors in choosing between competing products.

     The Company's current line of scientific products includes the Integra C, Integra E, Integra I and Odin Series of Ultrafast Amplifiers and the High Power Green lasers that include the Falcon and Darwin series. The Company's Ultrafast Amplifiers incorporate a material called Titanium-doped Sapphire ("Ti:Sapphire"), which has created opportunities for a greater volume of research than previous materials. Ultrafast Amplifiers deliver high-energy short pulses on the femtosecond or picosecond time scale. (A femtosecond is one quadrillionth of a second; a picosecond is one trillionth of a second). These short pulses enable the investigation of a wide range of physical, chemical and biological phenomena.

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

     The Company's industrial and OEM offerings consist of a variety of high power lamp pumped and diode pumped Nd:YAG and Nd:YLF lasers, available in infrared, Green, UV and Deep UV wavelengths. These lasers are ideal for marking and micro-machining applications. The Company also has developed ultrafast lasers for ultra-fine micro-machining applications. In addition, the Company has launched a series of high-powered multi-wavelength diode pumped and lamp pumped marking and deep engraving systems for OEM's and system integrators. The newly released Condor series high power lamp pumped Nd:YAG lasers offer higher efficiency and extended lamp life of over 2000 hours. In addition to its lasers, the Company offers a variety of laser options and accessories such as power monitoring systems, beam delivery systems, laser energy controllers, pulse shapers and motorized apertures. These options are available with software drivers and can be integrated with any laser system.

High-energy Solid-state Pulsed Lasers
......................................

     The Company is a leading manufacturer of high-energy, solid-state pulsed laser systems, which are manufactured at Continuum, the Company's subsidiary located in Santa Clara, California. These systems produce pulsed laser energy outputs with very short duration (less than 10 billionths of a second) and very high (gigawatt) levels of peak power.

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

     The Company sells its high-energy solid-state pulsed laser products worldwide, primarily to scientific researchers in university, industrial and government laboratories. Products range in complexity from small turnkey low energy lasers to advanced high-energy lasers that use multiple stages of power amplification for higher energy and superior beam quality. High-energy lasers can be coupled to tunable dye lasers or devices known as Optical Parametric Oscillators (OPO's) to provide laser outputs that can be continuously tuned in wavelength from the deep ultraviolet to the far infrared region of the electromagnetic spectrum. These tunable laser systems are required for many spectroscopy applications.

     Product offerings include the Minilite and Surelite product lines, a series of "single oscillator" self-contained laser systems that do not require external water cooling and offer turnkey performance in a compact package. Energy outputs range from 0.05 to 0.8 Joules per pulse with wavelength coverage of 1064 nm, 532 nm, 355 nm, and 266 nm. These lasers are ideal sources for applications such as laser radar (LIDAR), laser photolysis, ablation, mass spectroscopy, and PIV.

     For advanced higher energy lasers, the Company manufactures and sells the Powerlite series of lasers. The Precision II 8000 and Precision II 9000 and Powerlite Plus operate in oscillator/amplifier configurations that provide enhanced output energies with excellent beam quality. Energy outputs range from 0.55 to 3.0 Joules per pulse with wavelength coverage of 1064 nm, 532 nm, 355 nm, and 266 nm. These lasers are ideal as pump sources for tunable dye and OPO product lines and as research tools for laser ablation, non-linear spectroscopy, and remote imaging.

     The Company's wavelength tunable product lines, the Surelite OPO, the Panther (Registered Trademark) EX OPO and the ND 6000 dye laser, produce laser light with wavelengths from 200 nm to 4500 nm, providing researchers with full wavelength coverage over the range of greatest interest for optical spectroscopy.

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

     In 2004, the Company introduced Inlite, the industrial YAG laser system, designed from the ground up to satisfy the needs of users in industrial applications. The basic design features include an on-board microprocessor to manage laser head housekeeping functions, harmonic generators for 532 nm, 355 nm and 266 nm that fit inside the laser head, and Pyro detectors that can be added to control the laser in power mode or diagnose harmonics conversion efficiency. Applications for Inlite include materials processing, Laser Induced Breakdown Spectroscopy
(LIBS), Laser Induced Fluorescence (LIF), range finding, particle detection, inspection, marking and remote sensing.

     Since its inception, Continuum has sold over 20,000 lasers worldwide to universities, government laboratories, research institutions, and corporations.

Optical Products
.................

     TOC, a subsidiary of the Company based in Oxnard, California, specializes in the manufacturing of custom precision optical components. TOC is an industry leader in the manufacturing of flying height test disks used in the disk drive industry. For more than 24 years, TOC has provided precision fabrication and coating services to meet demanding applications.

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

Light and Color Measurement
............................

     The Company is a world leader and innovator in high precision, state-of-the-art electro-optical instrumentation and systems, which are manufactured at Photo Research, the Company's Chatsworth, California subsidiary. Photo Research has delivered world-class light and color measurement solutions, serving the cathode ray tube ("CRT")/flat panel display ("FPD"), automotive, aerospace, lighting, motion picture, research and development and related industries for over 60 years.

     The Company has three main product lines. The Spectra(Registered Trademark) product line offers systems to a wide variety of industries for research, quality control and on-line testing. This line includes the only truly portable battery operated Spectroradiometer; the PR-650 fast scanning SpectraColorimeter. The PR-705/715 SpectraScan complements this line with an automated aperture wheel that accommodates six apertures.

     The Pritchard (Registered Trademark) line originated with the industry workhorse the PR-1980 series. The Pritchard is the most widely used photometer in the world. The newer addition to this series is the PR-880. This is the only fully automated filter photometer available today. The PR-880 is ideal for today's automated factory and ATE/OEM environments.

     Photo Research developed the first commercially available video photometer over 15 years ago. The newest and most advanced video photometer, the PR-920 digital video photometer, is the latest addition to this product line. Video instrumentation provides high-resolution inspection of CRT and flat panel displays and instrument panels.

     Photo Research Optical Metrology Laboratory (PROML) is a supplier of optical radiation standards and calibration and measurement services to major manufacturers of instruments, displays, devices and materials. All Photo Research instruments are calibrated to NIST-traceable standards.

     The Company developed many industry standards, such as Spectra? Pritchard Optics, utilized in astronomical and star-simulation measurements. The Company is also instrumental in supporting standards for organizations including VESA, ISO and SAE.

Marketing and Sales
....................

     The Company markets its products and services through several media sources in addition to the presentation of its product lines at domestic and international trade shows. The marketing and sales staff's efforts are enhanced by means of presentations and training at conferences, professional meetings, and through in-person and telephone sales and support calls. The Company also engages independent manufacturers' representatives for the sale of its products. Foreign sales of the Company's products are made primarily through foreign equipment distribution organizations, by representatives at Excel Europe, its German subsidiary, Excel Japan, its Japanese subsidiary, Excel Asia, its Malaysian subsidiary and Excel SouthAsia JV, a joint venture. Excel Europe has operations near Munich, Germany; Frankfurt, Germany; Ludwigsburg, Germany and Milan, Italy. Excel Japan has operations in
Tokyo, Japan.   Excel Asia has operations in Penang, Malaysia.  Excel
SouthAsia JV has operations in Mumbai, India. These subsidiaries engage in the business of marketing, distributing, integrating and servicing laser systems (for industrial, semiconductor, scientific, and electronic products) manufactured at the Company's facilities in East Setauket, New York; Santa Clara, California; Orlando, Florida; and Mukilteo, Washington. The sales territory covered by Excel Europe is primarily Europe, Excel Japan covers Japan, the sales territory for Excel Asia is primarily Southeast Asia and the sales territory for Excel SouthAsia JV is primarily South Asia. At Excel Europe, the staff of 95 includes 37 engineers who install and service all products, including complex semiconductor, scientific, and other industrial systems. In addition, Excel Europe provides spare parts for its installed base. Excel Japan has a staff of 29. Excel Asia currently has a staff of 12, which includes 4 engineers. Excel Asia offers sales and support services to semiconductor and electronics manufacturers, automation houses, universities, research and development facilities and local consumer manufacturers. Excel SouthAsia JV has a staff of 32.

     Net sales for foreign and domestic operations by origin is as follows (in thousands):

                                            The year ended December 31,
                                              2004      2003      2002
                                            ........  ........  ........
   Net sales and services to unaffiliated
     customers from:
   United Stated operations                 $ 96,927  $ 84,393  $ 67,731
   European operations                        27,928    23,955    23,308
   Asian operations                           11,776    14,333     3,474
                                            ........  ........  ........
                                            $136,631  $122,681  $ 94,513
                                            ........  ........  ........
                                            ........  ........  ........


     The following table presents the Company's net sales and services by destination for the years ended December 31, 2004, 2003 and 2002 (in thousands):
                           2004              2003             2002
                     ................   ...............  ...............
                      Dollars Percent   Dollars Percent  Dollars Percent
                     ........ .......  ........ .......  ....... .......
To U.S. Customers    $ 50,907     37%  $ 47,994     39%  $35,343     37%
To Non-U.S. Customers  85,724     63%    74,687     61%   59,170     63%
                     ........ .......  ........ .......  ....... .......
TOTAL                $136,631    100%  $122,681    100%  $94,513    100%
                     ........ .......  ........ .......  ....... .......
                     ........ .......  ........ .......  ....... .......

     Of the net sales and services to non-U.S. customers above, net sales and services to customers in Germany accounted for approximately $17.8 million, $19.0 million and $15.5 million of total consolidated net sales and services for 2004, 2003, and 2002, respectively, and net sales and services to customers in Japan accounted for approximately $19.1 million of total consolidated net sales and services for 2004. No other individual foreign country accounted for more than 10% of total consolidated net sales and services in 2004, 2003 or 2002.

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

Warranty and Customer Services
...............................

     The Company's warranty for its new products varies between three months and twelve months. The Company also provides field support services on an individual call basis and through service maintenance contracts, and provides customer support services by telephone to customers with operational and service problems.

Research and Development
.........................

     Due to the intense competition and rapid technological change in the photonics industry, and specifically for laser and optical products, the Company believes that it must continue to improve and refine its existing products and systems and develop new applications for its technology. Research and development expenses for the years ended December 31, 2004, 2003, and 2002 were $13.7 million, $12.6 million, and $9.8 million, respectively.


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

     Competition for the high-energy solid-state laser products comes from New Wave Research, Quantel Lasers and Big Sky Lasers, Spectra-Physics, Coherent, Inc., Thales Laser, Amplitide, Spectron Lasers, and Eksma.

     The Company's marking/engraving systems compete primarily with those manufactured by Rofin-Baasel, Electrox, Alltec, Foba, Laservall, SEI s.p.A., Cheval Frere, Fotona, E.O. Technics, Trumpf-Haas and Hans Laser. These products have generally been subject to intense price competition in recent years.

     In the semiconductor photomask repair market, the Company primarily competes with NEC, FEI, Seiko and Micrion. Recently, the market for photomask laser repair systems has been saturated and has experienced rapid advances in the miniaturization of integrated circuits and computers.

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


Backlog
........

     As of December 31, 2004, the Company had a backlog of firm orders of approximately $26.5 million as compared to a backlog of $36.2 million as of December 31, 2003. The Company believes that the current backlog will be filled during the present fiscal year. Historically, backlog is shipped within 90 days from the order date.

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

Employees
..........

     As of December 31, 2004, the Company had 684 full-time employees consisting of 3 executive officers; 25 subsidiary executive officers; 226 scientists, engineering and technical personnel; and 430 manufacturing, administrative and sales support personnel. The Company believes that its relations with its employees are satisfactory. None of the Company's employees is represented by a union.

Financial Information About Foreign and Domestic Operations
.............................................................
  and Export Sales
  ................

     Net sales and services to customers in the domestic U.S. amounted to approximately $50.9 million, $48.0 million and $35.3 million for the years ended December 31, 2004, 2003, and 2002, respectively
(approximately 37%, 39% and 37% of total net sales and services, respectively).

     For the years ended December 31, 2004, 2003, and 2002, the Company had net sales and services to customers in foreign countries amounting to approximately $85.7 million, $74.7 million and $59.2 million, respectively (approximately 63%, 61% and 63%, of total net sales and services, respectively). These sales included sales by Excel Europe, Excel Asia, Excel Japan, and Excel SouthAsia JV, the Company's foreign subsidiaries. Excel Europe buys laser systems, spare parts and related consumable materials from Quantronix, Baublys-Control Laser and Synrad for resale to European and other foreign customers, and also furnishes field repair services. Excel Asia primarily engages in the business of marketing, selling, distributing, integrating and servicing Quantronix and Baublys-Control Laser products in Southeast Asia. Excel Japan engages in the business of marketing, selling, distributing, integrating and servicing Quantronix and Continuum products in Japan. Excel SouthAsia JV focuses on the business of marketing, sales, installation, applications and service of Quantronix, Baublys-Control Laser and CSI products in South Asia. See Note 13 of the "Notes to Consolidated Financial Statements."

     The carrying amounts of long-lived assets held by the Company's foreign subsidiaries (Excel Europe, Excel Asia , Excel Japan and Excel SouthAsia JV) at December 31, 2004, 2003 and 2002 primarily include property, plant and equipment and goodwill whose combined carrying amounts were approximately $7.0 million, $5.9 million and $4.9 million, respectively. The carrying amounts of the aforementioned long-lived assets held by the Company's domestic subsidiaries at December 31, 2004, 2003 and 2002 were approximately $51.8 million, $52.8 million and $52.7 million, respectively.

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

Safe Harbor For Forward-Looking Statements Under the Securities
................................................................
  Litigation Reform Act of 1995; Risk Factors
  ...........................................

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

     Dependence on Resellers, Distributors and OEMs. The Company sells some of its products through resellers, distributors and OEMs. Reliance upon third party distribution sources subjects the Company to risks of business failure by these individual resellers, distributors and OEMs, and potential credit, inventory and business concentration risks.

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

Oxnard, California
...................

     TOC leases a 14,000 square foot building in Oxnard, California from an unaffiliated landlord for manufacturing purposes, at an annual rent of approximately $96 thousand. The lease term expires in August 2009.

Cambridge, Massachusetts
.........................

     Cambridge leases a 17,000 square foot building in Cambridge, Massachusetts from an unaffiliated landlord for manufacturing operations and administrative offices. The lease is for a ten-year period ending in December 2006, at an annual rent of approximately $307 thousand.

Chatsworth, California
.......................

     Photo Research purchased its building in July 1998. The building is approximately 22,000 square feet and is located in Chatsworth, California. The building is used for manufacturing operations and administrative offices.

Mukilteo, Washington
.....................

     Synrad owns and occupies a 63,000 square foot building for its administrative offices and manufacturing operations.

Santa Clara, California
........................

     Continuum leases a 47,000 square foot building from an unaffiliated landlord for manufacturing purposes, at an annual rent of approximately $240 thousand. The lease is for a five-year period ending in December 2008.

Europe
.......

Darmstadt, Germany
...................

     Excel Europe and its division Quantronix Europe lease approximately 7,800 square feet of office space in Darmstadt, Germany, which it uses for sales, marketing and services. The space is leased from an unaffiliated landlord at an average annual rent of approximately 84 thousand euros. The lease expires in December 2009.

Munich, Germany
................

     Excel Europe maintains a satellite office in Munich, Germany, for Synrad's European sales, marketing and service operation. The office occupies approximately 7,800 square feet of space. The space is leased from an unaffiliated landlord, at an average annual rent of approximately 74 thousand euros. The lease expires in December 2008.

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


Milan, Italy
.............

     Excel Europe also maintains a sales and service office near Milan, Italy. The lease provides approximately 750 square feet of office space from an unaffiliated landlord at an approximate annual rent of 8.5 thousand euros. The lease expires in November 2009.

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

Northumberland, United Kingdom
...............................

     DGE operates out of a facility located in Northumberland, England, which it uses for sales and marketing, manufacturing and administrative offices. The lease is with an unaffiliated landlord at an approximate annual rent of $32 thousand. The lease expires in February 2010.

Asia
......

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

Tokyo, Japan
.............

     Excel Technology Japan leases approximately 6,000 square feet of facilities in Tokyo, Japan and a sales office from unaffiliated landlords. The spaces house all its operations, administration and sales and marketing. The annual rent is approximately $184 thousand. The leases expire in September 2005, December 2005 and October 2006.

Mumbai, India
..............

     Excel SouthAsia JV leases a 3,600 square foot facility in Mumbai, India from an unaffiliated landlord. The space houses its operations, administration and sales and marketing. The annual rent is approximately $40 thousand. The lease expires in July 2007.

Colombo, Sri Lanka
...................

     Excel Technology-Lanka leases a 2,000 square foot office in Colombo, Sri Lanka from an unaffiliated landlord. This space houses our software operations to support our internal use software development activities. The annual rent is approximately $13 thousand. The lease expires in July 2007.

ITEM 3.  LEGAL PROCEEDINGS

     Dr. Phillips, Inc. ("Phillips"), the landlord of a facility leased by Baublys-Control Laser ("Baublys") a wholly owned subsidiary of the Company through 2001, filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida against Baublys and the Company, for not repairing or replacing certain personal property related to the use of the property while Baublys leased the facility. The Company guaranteed the lease. Baublys filed a counterclaim contending that it was entitled to receive damages from Phillips for damage to specific property due to Phillips failure to maintain the leased premises. The Company believes there is no merit to the claims made by Phillips and that the ultimate outcome of this matter will not have a significant impact on the financial position and liquidity of the Company. However, if Phillips is successful in its claims, Baublys could be subject to approximately $300 thousand in damages plus interest and/or attorney fees.

     The Company and its subsidiaries are also subject to various claims, which have arisen in the normal course of business. The impact of the final resolution of these matters on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that the ultimate outcome of such matters will not have a material adverse effect upon the Company's financial condition or liquidity.


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

     Year ended:                     High      Low

     December 31, 2004
                  First Quarter     $36.84    $29.58
                  Second Quarter    $35.80    $29.90
                  Third Quarter     $33.65    $23.52
                  Fourth Quarter    $28.95    $23.40
     December 31, 2003
                  First Quarter     $22.44    $17.84
                  Second Quarter    $24.90    $20.31
                  Third Quarter     $28.90    $21.75
                  Fourth Quarter    $33.02    $25.67

     As of March 11, 2005, there were approximately 692 holders of record of the Common Stock.

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

     The following table summarizes the Company's equity compensation plans as of December 31, 2004:

                   Equity Compensation Plan Information

                        Number of                          Number of
                        securities                         securities
                     to be issued upon  Weighted average    remaining
                        exercise of      exercise price   available for
                    outstanding options  of outstanding  future issuance
Plan category          (In thousands)       options       (In thousands)
..............       ................... ................  ..............
Equity compensation
 plans approved by
 security holders          1,002             $ 19.37            898

Equity compensation
 plans not approved
 by security holders           0                   0              0
                           .....             .......            ...

Total                      1,002             $ 19.37            898


ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheet data as of December 31, 2004 and 2003, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2001 and 2000, and the selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

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

Statement of Operations Data (in thousands, except per share data)

                                      Year Ended December 31,
                        ................................................
                          2004      2003      2002      2001      2000
                        ........  ........  ........  ........  ........

Net sales and services  $136,631  $122,681  $ 94,513  $ 88,492  $107,720

Net income              $ 14,762  $ 11,318  $  8,512  $  5,938  $ 15,651

Net earnings per share
  Basic                   $1.23     $0.95     $0.72     $0.50     $1.35
  Diluted                 $1.20     $0.93     $0.71     $0.50     $1.30

Weighted average common
and common equivalent
shares outstanding

  Basic                   12,026    11,853    11,792    11,762    11,597
  Diluted                 12,351    12,231    12,071    11,978    12,054


Balance Sheet Data (in thousands)

                                       As of December 31,
                        ................................................
                          2004      2003      2002      2001      2000
                        ........  ........  ........  ........  ........

Total assets            $152,478  $133,738  $118,724  $102,505  $ 98,986
Total liabilities       $ 16,477  $ 16,466  $ 16,467  $ 10,907  $ 12,544
Working capital         $ 80,006  $ 59,540  $ 44,765  $ 42,695  $ 48,584
Stockholders' equity    $136,001  $117,272  $ 102,257 $ 91,598  $ 86,442
Long-term liabilities   $  2,807  $    997  $     180 $      0  $      0

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

Overview
.........

     The Company designs, manufactures and markets a variety of photonics-based solutions primarily consisting of laser systems and electro-optical components for industrial and scientific applications. The company's current range of products include laser marking and engraving systems, laser micro-machining systems, CO2 lasers, optical scanners, high power solid-state CW and Q-switched lasers, Ultrafast lasers, high-energy solid-state pulsed lasers, precision optical components and light and color measurement instruments. The laser and electro-optical industry is subject to intense competition and rapid technological developments. Our strength and success is dependent upon us developing and delivering successful, timely and cost effective solutions to our customers. The Company believes, for it to maintain its performance, it must continue to increase its operational efficiencies, improve and refine its existing products, expand its product offerings and develop new applications for its technology. The Company's strategy is to grow internally and through acquisitions of complementary businesses. Historically the Company has successfully integrated acquired companies into its existing operations.

     Details on our operations are discussed in our MD&A.

Critical Accounting Policies and Estimates
....................................

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

Revenue Recognition
....................

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), as amended. SAB 104 requires that the following four basic criteria must be met before revenue can be recognized: 1) persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the fee is fixed and determinable; and 4) collectibility is reasonably assured. Generally, the Company receives a customer purchase order as evidence of an arrangement and product shipment terms are F.O.B. shipping point.

     The Company's revenues are generated from: 1) product sales, including product upgrades and replacement part sales; 2) maintenance agreements; and 3) services. The Company's product lines principally consist of laser-based systems and electro-optical components used in a wide range of applications by different types of end-users and are often used as sub-assemblies required for end products manufactured by the customer. Revenue relating to these products is recognized upon transfer of title to the customer, which is generally the shipment date, assuming the other criteria of SAB 104 are met. With respect to maintenance agreements, revenue is recognized and customers are generally billed on a monthly or quarterly basis over the term of the agreement. When a customer pays an annual maintenance fee, it is recorded as deferred revenue and recognized as revenue ratably over the term of the agreement. For services rendered, customers are billed and revenues are recognized as the related services are performed. When a sales arrangement involves multiple elements, such as the sale of products that require installation, training or other services, the Company records deferred revenue for the fair value of the undelivered element and recognizes the revenue when the revenue recognition criteria for that element is met. Fair value is established for an element based on the price when the element is sold separately.

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

Inventories
............

     On a quarterly basis, the Company compares the amount of inventory on hand and under commitment with its latest forecasted requirements and historical usage or sales to determine whether write-downs for excess or obsolete inventory are required. Although the write-downs for excess or obsolete inventory reflected in the Company's consolidated balance sheet at December 31, 2004 and 2003 are considered adequate by the Company's management, there can be no assurance that these write-downs will prove to be adequate over time to cover ultimate losses in connection with the Company's inventory. In addition, the Company will reduce the carrying value of its finished goods inventory to net realizable value, if the selling price of the product is less than its cost.

Income Taxes
.............

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. As of December 31, 2004 and 2003, the Company has approximately $1.2 million of net deferred tax liabilities and $298 thousand of net deferred tax assets, respectively, related principally to inventory basis differences and tax deductible goodwill amortization. Should future pretax book income and taxable income be considerably lower than projected, an increase to the valuation allowance may be required.

Recent Accounting Pronouncements
.................................

     On December 21, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP No. 109-1"), and FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is evaluating whether it might repatriate any of its $2 million of undistributed foreign earnings, which is expected to be completed within a reasonable amount of time after additional guidance is published. The evaluation is affected by many factors, including the Company's projected cash requirements and the impact of the new tax law's one-time deduction for qualifying repatriations. If the Company decides to repatriate foreign earnings, it estimates the potential income tax effect would be to record a tax liability at a rate of 5% or less.

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment" ("SFAS No. 123 (R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant-date
fair value of the stock options or other equity instruments.   SFAS 123
(R) will be effective for quarterly periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note 1 - Accounting for Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that this statement will have on its consolidated financial statements.




Results of Operations
......................

     The following table presents consolidated financial data for the years ended December 31, 2004, 2003 and 2002 (in thousands of dollars and as a percentage of total net sales and services).

                          2004              2003              2002
                          ....              ....              ....
                    Dollars  Percent  Dollars  Percent  Dollars  Percent
                    .......  .......  .......  .......  .......  .......

Net Sales and
  Services         $136,631  100.0%  $122,681  100.0%  $ 94,513  100.0%

Cost of Sales and
  Services           72,723   53.2%    66,346   54.1%    51,851   54.9%
                   ........  ......  ........  ......  ........  ......

Gross Profit/
  Margin             63,908   46.8%    56,335   45.9%    42,662   45.1%

Operating Expenses:
  Selling and
    Marketing        18,850   13.8%    16,530   13.5%    12,570   13.3%
  General and
    Administrative   11,341    8.3%    11,324    9.2%     8,062    8.5%
  Research and
    Development      13,710   10.0%    12,598   10.3%     9,838   10.4%
                   ........  ......  ........  ......  ........  ......

Income from
  Operations         20,007   14.6%    15,883   12.9%    12,192   12.9%
Non-Operating
  Income              (973)  (0.7%)   (1,049)  (0.9%)     (513)  (0.5%)
                   ........  ......  ........  ......  ........  ......

Income before
  Provision for
  Income Taxes       20,980   15.4%    16,932   13.8%    12,705   13.4%
Provision for
  Income Taxes        6,218    4.6%     5,614    4.6%     4,193    4.4%
                   ........  ......  ........  ......  ........  ......

Net Income         $ 14,762   10.8%  $ 11,318    9.2%  $  8,512    9.0%
                   ........  ......  ........  ......  ........  ......
                   ........  ......  ........  ......  ........  ......



Net Sales and Services
.......................

     Net sales and services for 2004 increased to $136.6 million from $122.7 million in 2003, an increase of $14.0 million or 11.4%. All product lines contributed towards the increase in net sales and services with the exception of high-energy solid-state pulsed lasers, which experienced a decrease in sales. Sales of CO2 lasers, scanners, light and color measurement equipment, and marking systems were the primary contributors towards our increase in sales. Net sales and services for 2003 increased to $122.7 million from $94.5 million in 2002. The increase from 2002 to 2003 of $28.2 million or 29.8% was primarily attributable to the acquisition of Continuum in October 2002, but the increase also resulted from an entire year's direct sales in 2003 from our subsidiary in Japan, and an increase in scanner and high power solid-state laser sales.

Gross Margins and Cost of Sales
................................

     Gross margins as a percentage of sales in 2004 were 46.8% compared to 45.9% in 2003. Cost of sales and services increased by $6.4 million or 9.6% to $72.7 million in 2004 from $66.3 million in 2003. The increase in gross margins as a percentage of sales is due to the fixed manufacturing costs being absorbed by increased sales volume, the mix of products being sold, which have varying levels of variable costs and a shift to higher margin direct sales from distributor sales. The increase in cost of sales and services from 2003 to 2004 is primarily attributable to the increased sales volume. Gross margins as a percentage of sales in 2003 were 45.9% compared to 45.1% in 2002. Cost of sales and services increased by $14.5 million or 28.0% to $66.3 million in 2003 from $51.9 million in 2002. The increase in gross margins as a percentage of sales and the increase in cost of sales and services from 2002 to 2003 are primarily attributable to the increased sales volume and product mix.

Operating Expenses
...................

Selling and Marketing

     Selling and marketing expenses were $18.9 million in 2004 compared to $16.5 million in 2003 and $12.6 million in 2002. The increase of $2.3 million or 14% from 2003 to 2004 was primarily attributable to the variable costs associated with increased sales volume and our additional fixed costs associated with expanding our US and global sales and marketing efforts. The increase of $4.0 million or 31.5% from 2002 to 2003 was primarily attributable to increased direct sales from our subsidiary in Japan and the acquisition of Continuum. Selling and marketing expenses as a percentage of sales were 13.8% in 2004, 13.5% in 2003, and 13.3% in 2002. The increases in selling and marketing expenses as a percentage of sales are primarily attributable to higher marketing and personnel costs associated with the expansion of our sales and marketing efforts.

General and Administrative

     General and administrative expenses were $11.3 million in 2004, as compared with $11.3 million in 2003 and $8.1 million in 2002. General and administrative expenses from 2003 to 2004 did not change as we incurred lower legal fees in 2004 subsequent to the settlement of patent litigation in December 2003 and July 2004, which savings were offset by an increase in accounting and other fees, associated with compliance with Section 404 of the Sarbanes Oxley Act. The increase of $3.3 million or 40.5% from 2002 to 2003 was primarily attributable to increased legal fees, primarily from patent litigation and the acquisition of Continuum. General and administrative expenses as a percentage of sales decreased to 8.3% in 2004 as compared to 9.2% in 2003 and 8.5% in 2002. General and administrative expense as a percentage of sales decreased due to an increased sales volume and many general and administrative costs are fixed in nature and do not significantly fluctuate as sales volume changes.

Research and Development

     Research and development expenses for 2004 were $13.7 million as compared to $12.6 million in 2003 and $9.8 million in 2002. The increase of $1.1 million or 8.8% from 2003 to 2004 was primarily attributable to increased investments throughout our product lines, most notably the expansion of our development efforts in software embedded in our products, CO2 lasers, scanners, and high power solid-state lasers. The increase of $2.8 million or 28.0% from 2002 to 2003 was primarily attributable to the acquisition of Continuum and increases in research activities from all our major product lines.


Other Income/Expense

     No interest expense was incurred in 2004 or 2003 as there were no borrowings throughout those years, as compared to $8 thousand in 2002. Interest expense decreased by $8 thousand or 100% from 2002 to 2003 due to less short-term borrowings by our European subsidiaries.

     Interest income for 2004 was $387 thousand, as compared to $148 thousand in 2003 and $220 thousand in 2002. The increase in interest income of $239 thousand or 161% from 2003 to 2004 is primarily due to the increase in the average investable cash balances. In addition, during 2004 the average interest rates increased, but the impact was reduced as the Company elected to invest in tax free instruments, which resulted in lower pre-tax interest earnings compared to tax bearing instruments. The decrease in interest income of $72 thousand or 32.7% from 2002 to 2003 is primarily due to lower interest rates.

     Other income, net for 2004 was $580 thousand, compared to $896 thousand in 2003 and $301 thousand in 2002. The income in 2004, 2003 and 2002 was primarily attributable to the recording of foreign currency exchange transaction gains at Excel Europe for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. domestic subsidiaries as a result of the decline in the value of the U.S. dollar against the Euro which amounted to $621 thousand, $845 thousand and $332 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

Provision for Income Taxes

     The provision for income taxes for 2004 was $6.2 million, compared to $5.6 million in 2003 and $4.2 million in 2002. The increases of $604 thousand or 10.8% from 2003 to 2004 and $1.4 million or 33.9% from 2002 to 2003 are primarily attributable to higher taxable income. The Company's effective tax rate was 29.6% for 2004, as compared to 33.2% in 2003 and 33.0% in 2002. The decrease in the Company's effective tax rate from 2003 to 2004 is primarily due to an increased research and development credit, higher extraterritorial income ("ETI") benefits as a result of increased US export sales and tax-exempt investment income. The Company's effective tax rates were relatively consistent from 2002 to 2003.


Liquidity and Capital Resources
................................

Cash Flow Overview
...................

     Cash, cash equivalents and investments increased $16.0 million during the year 2004 to $41.8 million. The increase during the year was primarily due to the net cash provided by operating activities of $16.1 million and financing activities from the exercise of stock options of $1.1 million partially offset by net cash used for capital expenditures of $1.4 million. The Company also experienced a favorable foreign exchange effect on cash and equivalents of $191 thousand in 2004. As of December 31, 2004 the Company had no bank debt.

     Net cash provided by operating activities was $16.1 million for the year ended December 31, 2004 and $15.4 million for the year ended December 31, 2003, which was primarily attributable to net income plus the depreciation and amortization expenses, offset partially by net changes in working capital items. Depreciation and amortization for the year ended December 31, 2004 was $2.7 million. Accounts receivable at December 31, 2004 of $19.8 million decreased $2.3 million from December 31, 2003 due to effective cash collections during the year 2004. Inventory at December 31, 2004 of $28.8 million increased $3.3 million from December 31, 2003 due to an increase in the Company's average sales volume and the shorter lead times demanded by our customers requiring us to maintain a higher average inventory level compared to the prior year.

     Net cash used in investing activities of $15.8 million for the year ended December 31, 2004 was primarily attributable to the purchase of auction rate notes for $14.4 million and equipment for $1.4 million.
Net cash used in investing activities of $19.4 million for the year ended December 31, 2003 was due primarily to the purchase of auction rate notes for $16.0 million and the acquisition of DGE for $910 thousand and capital expenditures of $2.5 million.

     Net cash provided by financing activities was $1.1 million and $1.4 million for the year ended December 31, 2004 and 2003, respectively resulting from the proceeds received upon the exercise of employee stock options.

     As of December 31, 2004, the Company has working capital of $80.0 million including cash, cash equivalents and auction rate notes of $41.8 million, compared to working capital of $59.5 million including cash, cash equivalents and investments of $25.7 million at December 31, 2003. The working capital increased by $20.5 million and cash, cash equivalents and investments increased by $16.0 million during the year ended December 31, 2004.

     As of December 31, 2004, the Company's contractual obligations were as follows (in thousands):


Contractual Obligations
                                  Payments Due by Period
                  ......................................................
                  Total     Less than    1 - 3      3 - 5      More than
                             1 Year      Years      Years       5 Years
                  ......    .........    ......     ......     .........
Operating Leases  $5,236     $1,724      $2,446     $1,033        $33


Line of Credit

     As of December 31, 2004, the Company has no lines of credit.

     The Company intends to continue to invest in support of its growth strategy. These investments aid in retaining and acquiring new customers, expanding the Company's current product offerings and further developing its operating infrastructure. The Company believes that current cash, cash equivalents and investments will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and investments and those that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or secure lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available, on terms that are acceptable to the Company or at all.


Selected Quarterly Financial Data

Unaudited quarterly financial data (in thousands, except per share amounts) for 2004 and 2003 is summarized as follows:

                                                  2004                                                 2003
                          ......................................................................................................
                              Q1         Q2         Q3       Q4      YEAR         Q1         Q2         Q3       Q4      YEAR
                          ........   ........   ........  ........  .......   ........   ........   ........  ........  .......
Net sales and services    $ 36,291   $ 34,163   $ 34,902  $ 31,276  $136,631  $ 31,437   $ 31,514   $ 28,690  $ 31,040  $122,681
Cost of sales
 and services               19,802     17,502     18,754    16,665    72,723    17,129     17,163     15,010    17,044    66,346
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Gross profit                16,489     16,661     16,148    14,611    63,908    14,308     14,351     13,680    13,996    56,335
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Operating expenses:
  Selling and marketing      4,781      4,817      4,521     4,732    18,850     4,187      4,272      3,949     4,122    16,530
  General and
   administrative            2,804      2,927      2,631     2,980    11,341     2,633      2,724      2,984     2,983    11,324
  Research and development   3,364      3,401      3,291     3,653    13,710     3,305      3,131      2,999     3,163    12,598
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
                           10,949      11,145     10,443    11,365    43,901    10,125     10,127      9,932    10,268    40,452
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Income from operations      5,540       5,516      5,705     3,246    20,007     4,183      4,224      3,748     3,728    15,883
Non-operating expenses
 (income):
  Interest income             (56)       (74)       (97)     (159)     (387)      (24)       (32)       (38)      (54)     (148)
  Minority interest in net
    loss of subsidiary         (6)          0          0         0       (6)        0          0          0        (5)       (5)
  Foreign currency gains
    and other income, net    (170)      (197)      (124)      (88)     (580)     (177)      (119)      (243)     (357)     (896)
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Income before provision
  for income taxes           5,772      5,787      5,926     3,493    20,980     4,384      4,375      4,029     4,144    16,932
Provision for income taxes   1,725      1,736      1,778       978     6,218     1,535      1,509      1,370     1,200     5,614
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Net income                $  4,047   $  4,051   $  4,148  $  2,515  $ 14,762  $  2,849   $  2,866   $  2,659  $  2,944  $ 11,318
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Basic earnings per
 common share             $   0.34   $   0.34   $   0.34  $   0.21  $   1.23  $   0.24   $   0.24   $   0.22  $   0.25  $   0.95
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Weighted average common
 shares outstanding         11,972     12,028     12,052    12,053    12,026    11,806     11,815     11,864    11,925    11,853
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Diluted earnings per
 common share             $   0.33   $   0.33   $   0.34  $   0.21  $   1.20  $   0.24   $   0.24   $   0.22  $   0.24  $   0.93
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
                          ........   ........   ........  ........  ........  ........   ........   ........  ........  ........
Weighted average common
 and common equivalent
 shares outstanding         12,444     12,449     12,255    12,256    12,351    12,103     12,178     12,273    12,362    12,231
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

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash, cash equivalents and investments, with carrying amounts approximating market value. Assuming year-end 2004 cash and investment levels, a one-point change in interest rates would have an approximate $400 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represented approximately 63% of total net sales and services in 2004, 61% in 2003 and 63% in 2002. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company's net sales and services denominated in foreign currencies represented approximately 29% of its total net sales and services in 2004, 31% of its total net sales and services in 2003 and 28% in 2002. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains and (losses) included in determining consolidated results of operations were $621 thousand, $845 thousand and $332 thousand in 2004, 2003 and 2002, respectively.

     Changes in the Euro and Yen have the largest impact on the Company's operating profits. The Company estimates that a 10% change in foreign exchange rates would not materially impact reported operating profits.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements and supplementary data follow on pages 31 to 49.


                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and
            Financial Statement Schedule filed with the Annual
                   Report of the Company on Form 10-K
                  For the Year ended December 31, 2004.

                                                                    Page
                                                                    ....

Reports of Independent Registered Public Accounting Firms            29

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2004 and 2003    31

     Consolidated Statements of Income for the years ended
     December 31, 2004, 2003 and 2002                                32

     Consolidated Statements of Stockholders' Equity and
     Comprehensive Income for the years ended
     December 31, 2004, 2003 and 2002                                33

     Consolidated Statements of Cash Flows for the years
     ended December 31, 2004, 2003 and 2002                          34

     Notes to Consolidated Financial Statements                      35


Consolidated Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts                 49

.........................

Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements or notes thereto.



        Report of Independent Registered Public Accounting Firm
        .......................................................


The Board of Directors and Stockholders
Excel Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Excel Technology, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Technology, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Excel Technology, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.



                                                 /s/ KPMG LLP

Melville, New York
March 9, 2005

        Report of Independent Registered Public Accounting Firm
        .......................................................


The Board of Directors and Stockholders
Excel Technology, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Excel Technology, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Excel Technology, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Excel Technology, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Also, in our opinion, Excel Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Excel Technology, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.


                                                 /s/  KPMG LLP


Melville, New York
March 9, 2005


         Report of Independent Registered Public Accounting Firm
         .......................................................


To the Board of Directors and Stockholders
Excel Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of income, stockholders' equity and comprehensive income, and cash flows of Excel Technology, Inc. and Subsidiaries for the year ended December 31, 2002. Our audit also included the 2002 activity in the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Excel Technology, Inc. and Subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2002 activity in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.




                                                 /s/ Ernst & Young LLP

Melville, New York
January 22, 2003


                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                      December 31, 2004 and 2003
                (In thousands, except per share amounts)

Assets
.......                                               2004        2003
                                                  ..........  ..........
Current assets:
  Cash and equivalents                            $   11,329  $    9,740
  Investments                                         30,425      16,000
  Accounts receivable, less allowance for
    doubtful accounts of $796 and $1,001
    in 2004 and 2003, respectively                    19,782      21,917
  Inventories                                         28,839      25,038
  Deferred income taxes                                1,598       1,289
  Other current assets                                 1,703       1,025
                                                  ..........  ..........
          Total current assets                        93,676      75,009
                                                  ..........  ..........
Property, plant and equipment                         26,492      27,665
Other assets                                             289         415
Goodwill                                              32,021      30,649
                                                  ..........  ..........
Total Assets                                      $  152,478  $  133,738
                                                  ..........  ..........
                                                  ..........  ..........

Liabilities and Stockholders' Equity
.....................................

Current liabilities:
  Accounts payable                                $    5,265    $  4,801
  Accrued expenses and other current liabilities       8,405      10,668
                                                  ..........  ..........
          Total current liabilities                   13,670      15,469
                                                  ..........  ..........

Deferred income taxes                                  2,807         991
Minority interest in subsidiary                            0           6

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                   0           0
  Common stock, par value $.001 per share:
    20,000 shares authorized, 12,053 and 11,943
    shares issued and outstanding in 2004
    and 2003, respectively                                12          12
  Additional paid-in capital                          49,573      47,514
  Retained earnings                                   82,375      67,613
  Accumulated other comprehensive income               4,041       2,133
                                                  ..........  ..........
          Total stockholders' equity                 136,001     117,272
                                                  ..........  ..........
Total Liabilities and Stockholders' Equity        $  152,478  $  133,738
                                                  ..........  ..........
                                                  ..........  ..........

See Notes to Consolidated Financial Statements.

                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                   Consolidated Statements of Income
              Years ended December 31, 2004, 2003 and 2002
               (In thousands, except earnings per share)

                                               2004      2003      2002
                                             ........  ........  .......

Net sales and services                       $136,631  $122,681  $94,513
Cost of sales and services                     72,723    66,346   51,851
                                             ........  ........  .......

Gross profit                                   63,908    56,335   42,662
Operating expenses:
  Selling and marketing                        18,850    16,530   12,570
  General and administrative                   11,341    11,324    8,062
  Research and development                     13,710    12,598    9,838
                                             ........  ........  .......

                                               43,901    40,452   30,470
                                             ........  ........  .......
Income from operations                         20,007    15,883   12,192
Non-operating expenses (income):
  Interest expense                                  0         0        8
  Interest income                               (387)     (148)    (220)
  Minority interest in net loss of subsidiary     (6)       (5)        0
  Foreign currency gains and other income, net  (580)     (896)    (301)
                                             ........  ........  .......

Income before provision for income taxes       20,980    16,932   12,705
Provision for income taxes                      6,218     5,614    4,193
                                             ........  ........  .......

Net income                                   $ 14,762  $ 11,318  $ 8,512
                                             ........  ........  .......
                                             ........  ........  .......

Basic earnings per common share                 $1.23     $0.95    $0.72
                                             ........  ........  .......
                                             ........  ........  .......

Weighted average common shares outstanding     12,026    11,853   11,792
                                             ........  ........  .......
                                             ........  ........  .......


Diluted earnings per common share               $1.20     $0.93    $0.71
                                             ........  ........  .......
                                             ........  ........  .......

Weighted average common and
  common equivalent shares outstanding         12,351    12,231   12,071
                                             ........  ........  .......
                                             ........  ........  .......

See Notes to Consolidated Financial Statements.





                                      Excel Technology, Inc. and Subsidiaries
                    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                 Years Ended December 31, 2004, 2003 and 2002
                                                (In thousands)
                                                                                           Accumulated
                                                                      Additional              Other
                                     Preferred Stock   Common Stock    Paid-In   Retained Comprehensive            Comprehensive
                                      Shares Amounts Shares   Amounts  Capital   Earnings Income (Loss)   Total        Income
                                     ....... ....... ........ ....... .......... ........ .............. ........  .............

Balances at December 31, 2001              0 $     0  11,764  $    12 $   44,857 $ 47,783 $      (1,054) $ 91,598
Exercise of common stock options           0       0      41        0        544        0              0      544
Net income for the year                    0       0       0        0          0    8,512              0    8,512  $       8,512
Foreign currency
  translation adjustment                   0       0       0        0          0        0          1,603    1,603          1,603
                                                                                                                   .............
Comprehensive income                       0       0       0        0          0        0              0        0  $      10,115
                                     ....... ....... .......  ....... .......... ........ .............. ........  .............
                                                                                                                   .............
Balances at December 31, 2002              0       0  11,805       12     45,401   56,295            549  102,257
Exercise of common stock options           0       0     138        0      1,345        0              0    1,345
Tax benefit from employee stock
  option exercises                         0       0       0        0        768        0              0      768
Net income for the year                    0       0       0        0          0   11,318              0   11,318  $      11,318
Foreign currency
  translation adjustment                   0       0       0        0          0        0          1,584    1,584          1,584
                                                                                                                   .............
Comprehensive income                       0       0       0        0          0        0              0        0  $      12,902
                                     ....... ....... .......  ....... .......... ........ .............. ........  .............
                                                                                                                   .............
Balances at December 31, 2003              0       0  11,943       12     47,514   67,613          2,133  117,272
Exercise of common stock options           0       0     110        0      1,108        0              0    1,108
Tax benefit from employee stock
  option exercises                         0       0       0        0        951        0              0      951
Net income for the year                    0       0       0        0          0   14,762              0   14,762  $      14,762
Foreign currency translation
  adjustment                               0       0       0        0          0        0          1,908    1,908          1,908
                                                                                                                   .............
Comprehensive income                       0       0       0        0          0        0              0        0  $      16,670
                                     ....... ....... .......  ....... .......... ........ .............. ........  .............
                                                                                                                   .............
Balances at December 31, 2004              0 $     0  12,053  $    12 $   49,573 $ 82,375 $        4,041 $136,001

                                     ....... ....... .......  ....... .......... ........ .............. ........
                                     ....... ....... .......  ....... .......... ........ .............. ........




See Notes to Consolidated Financial Statements.

                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
             Years ended December 31, 2004, 2003 and 2002
                             (In thousands)

                                            2004       2003       2002
                                         .........  .........  .........
Operating activities:
Net income                               $  14,762  $  11,318  $   8,512
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Minority interest in net loss
      of subsidiary                            (6)        (5)          0
    Depreciation and amortization            2,687      2,887      2,746
    Tax benefit from employee stock
      option exercises                         951        768          0
    Provision for bad debts                    297         92        314
    Deferred income taxes                    1,507        590        817
    Changes in operating assets and
      liabilities, net of effects from
      acquisitions:
        Accounts receivable                  2,334        743    (2,155)
        Inventories                        (3,269)        642         95
        Other current assets                 (613)        371        318
        Other assets                         (480)      (228)         10
        Accounts payable                       362      (941)    (1,590)
        Accrued expenses and other
          current liabilities              (2,425)      (829)      1,247
                                         .........  .........  .........
    Net cash provided by
      operating activities                  16,107     15,408     10,314
                                         .........  .........  .........

Investing activities:
  Purchases of investments,
    net of redemptions                    (14,425)   (16,000)          0
  Cash paid for acquisitions,
    net of cash acquired                         0      (914)   (11,255)
  Purchases of property, plant
    and equipment                          (1,392)    (2,450)    (4,034)
                                         .........  .........  .........

    Net cash used in investing
      activities                          (15,817)   (19,364)   (15,289)
                                         .........  .........  .........
Financing activities:
  Proceeds from exercise of
    common stock options                     1,108      1,345        498
  Minority shareholder investment in
    joint venture                                0         11          0
                                         .........  .........  .........
    Net cash provided by financing
      activities                             1,108      1,356        498
                                         .........  .........  .........

Effect of exchange rate changes on
  cash and cash equivalents                    191        518         87
                                         .........  .........  .........
Net increase (decrease) in cash
  and equivalents                            1,589    (2,082)    (4,390)
Cash and equivalents - beginning of year     9,740     11,822     16,212
                                         .........  .........  .........
Cash and equivalents - end of year       $  11,329  $  9,740   $  11,822
                                         .........  .........  .........
                                         .........  .........  .........
Supplemental Cash Flow Information
...................................
Cash paid for:
  Interest                               $       0  $       0  $       8
                                         .........  .........  .........
                                         .........  .........  .........
  Income taxes                           $   5,604  $   2,312  $   1,950
                                         .........  .........  .........
                                         .........  .........  .........


See Notes to Consolidated Financial Statements.

               Notes to Consolidated Financial Statements
                       December 31, 2004 and 2003

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

     Basis of Presentation
     .....................

     The consolidated financial statements include the accounts of Excel
        Technology, Inc. (Excel), its 50% owned joint venture, Excel Laser Technology Private Limited (Excel SouthAsia JV) and its Wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     Revenue Recognition
     ...................

     The Company recognizes revenue in accordance with SEC Staff
        Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), as amended. SAB 104 requires that the following four basic criteria must be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists;
        2) delivery has occurred or services have been rendered;
        3) the fee is fixed and determinable; and 4) collectibility is reasonably assured.

     The Company's revenues are generated from: 1) product sales, including product upgrades and replacement part sales; 2) maintenance agreements; and 3) services. The Company's product lines principally consist of laser-based systems and electro-optical components used in a wide range of applications by different types of end-users and are often used as sub-assemblies required for end products manufactured by the customer. Revenue relating to these products is recognized upon transfer of title to the customer, which is generally upon shipment, assuming the other criteria of SAB 104 are met. Related shipping and handling costs are included in cost of sales and services. With respect to maintenance agreements, revenue is recognized and customers are generally billed on a monthly or quarterly basis over the term of the agreement. When a customer pays an annual maintenance fee, it is recorded as deferred revenue and recognized as revenue ratably over the term of the agreement. For services rendered, customers are billed and revenues are recognized as the related services are performed. When a sales arrangement involves multiple elements, such as the sale of products that require installation, training or other services, the Company records deferred revenue for the fair value of the undelivered element and recognizes the revenue when the revenue recognition criteria for that element is met. Fair value is established for an element based on the price when the element is sold separately. Product returns have historically been insignificant.

     The Company manufactures one product, a Photomask Defect Repair
        System ("DRS"), which is a large, highly complex customized machine. The terms of sale with respect to DRS's require that the Company perform installation due to the technical expertise required for this product. Due to the nature of the post-shipment installation obligations with respect to the DRS's, the Company defers revenue recognition on the sale of DRS's until installation has been completed.

     Cash, Cash Equivalents and Investments
     ......................................

     Cash and equivalents of $11.3 million and $9.7 million at December 31, 2004 and 2003, respectively, consist of demand deposits with banks and highly liquid money market funds. The Company considers investments with maturities of three months or less when purchased to be cash equivalents. Available-for-sale investments of $30.4 million and $16.0 million at December 31, 2004 and 2003, respectively, consist of auction rate notes for which the carrying value equaled their fair value.

     Inventories
     ...........

     Inventories consist of material, labor and overhead and are stated at the lower of cost on a first-in, first-out basis or market. On a quarterly basis, the Company compares the amount of the inventory on hand and under commitment with its latest forecasted requirements and historical usage or sales to determine whether write-downs for excess or obsolete inventory are required. In addition, the Company will reduce the carrying value of its finished goods inventory to net realizable value, if the selling price of the product is less than its cost.

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

     Warranty Reserve
     ................

     The Company analyzes its warranty reserve for reasonableness on a quarterly basis. Based upon a three-year history of warranty expense incurred, the nature of the products shipped subject to warranty and anticipated warranty trends, the Company believes that the carrying amounts of its warranty reserve at December 31, 2004 and 2003 are reasonable.

     Changes in the warranty reserve in 2004 and 2003 were as follows
        (In thousands):
                                                    2004        2003
                                                  ........    ........
        Balance at January 1                      $   756     $    980
        Provision for warranties during the year      536          322
        Costs of warranty obligations
          during the year                            (527)       (546)
                                                  ........    ........
        Balance at December 31                     $   765    $    756
                                                  ........    ........
                                                  ........    ........
     Income Taxes
     ............

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

     Foreign Currency Translation
     ............................

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Financial Accounting Standards Board ("FASB") Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The resulting cumulative translation adjustment of approximately $4.0 million and $2.1 million at December 31, 2004 and 2003, respectively, is reflected as accumulated other comprehensive income, a component of stockholders' equity. In addition, there were transaction gains and losses and inter-company balances not deemed long-term in nature at the balance sheet date that resulted in net transaction gains of $621 thousand, $845 thousand and $332 thousand for the years ended December 31, 2004, 2003 and 2002, respectively, which is reflected in foreign currency gains and other income, net in the consolidated statements of income.

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

     Fair Value of Financial Instruments
     ...................................

     The recorded amounts of the Company's cash, cash equivalents, investments, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term nature of these items.

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

     Concentration of Credit Risk
     ............................

     Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of its holdings of cash, cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments are deposited with high credit quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

     Accounting for Stock-Based Compensation
     .......................................

     At December 31, 2004, the Company has stock-based employee compensation plans, which are more fully described in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost has been reflected in the statements of income for the three years ended December 31, 2004, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                                (In thousands, except
                                                    per share data)
                                                 Year ended December 31,
                                                  2004     2003    2002
                                                .......  ....... .......

        Net income, as reported                 $14,762  $11,318 $ 8,512
        Deduct:  Total stock-based employee
          compensation expense determined under
          fair value based method for all
          awards, net of related tax effects
                                                (3,027)  (1,519) (2,064)
                                                .......  ....... .......
        Proforma net income                     $11,735  $ 9,799 $ 6,448
                                                .......  ....... .......
                                                .......  ....... .......
        Earnings per share:
          Basic - as reported                     $1.23    $0.95   $0.72
                                                .......  ....... .......
          Basic - proforma                        $0.98    $0.83   $0.55
                                                .......  ....... .......
          Diluted - as reported                   $1.20    $0.93   $0.71
                                                .......  ....... .......
          Diluted - proforma                      $0.95    $0.81   $0.54
                                                .......  ....... .......

The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $13.67, $9.47 and $15.32, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
2004- expected dividend yield of 0%, risk free interest rate of 3.6%, expected stock volatility of 50% and expected life of approximately
   4.0 years;
2003- expected dividend yield of 0%, risk free interest rate of 3.6%, expected stock volatility of 50% and expected life of approximately
   4.0 years;
2002- expected dividend yield of 0%, risk free interest rates ranging from 2.6% to 4.0%, expected stock volatility of 56% and expected life of approximately 4.0 years;
For purposes of the proforma disclosures, the estimated fair value of the options is amortized to compensation expense over the options' vesting periods.

     New Accounting Pronouncements
     .............................

     On December 21, 2004, the Financial Accounting Standards Board
        ("FASB") issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP No. 109-1"), and FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2").
        These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" and reduce tax expense in the period(s) the amounts are deductible on the tax returns, instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No.
        109. The Company is evaluating whether it might repatriate any of its $2 million of undistributed foreign earnings, which is expected to be completed within a reasonable amount of time after additional guidance is published. The evaluation is affected by many factors, including the Company's projected cash requirements and the impact of the new tax law's one-time deduction for qualifying repatriations. If the Company decides to repatriate foreign earnings, it estimates the potential income tax effect would be to record a tax liability at rate of 5% or less.

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based
        Payment" ("SFAS No. 123 (R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant-date fair value of the stock
        options or other equity instruments.   SFAS 123 (R) will be
        effective for quarterly periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note 1 - Accounting for Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that this statement will have on its consolidated financial statements.

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

     Reclassification
     ................

     Amounts related to auction rate note investments of $16.0 million in the 2003 consolidated financial statements have been reclassified to conform with the 2004 presentation.


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

     On April 23, 2003, the Company incorporated Excel Laser Technology
        Private Limited based in Mumbai, India as a joint venture for the distribution of certain subsidiary products in South Asia, which will market, sell, install and provide customer service for the Company's products. The Company invested $11 thousand for a 50% equity ownership interest in the joint venture. In accordance with FIN No. 46, "Accounting For Variable Interest Entities," since the joint venture is a variable interest entity and the Company is the primary beneficiary of the joint venture, the Company has consolidated the results of the joint venture with its results and reflected the minority interest in the net loss of the joint venture of $6 thousand and $5 thousand in the statements of income for 2004 and 2003, respectively.

     On October 1, 2002, the Company, through a newly formed wholly-owned subsidiary, Continuum Electro-Optics, Inc., acquired substantially all of the assets and properties ("Assets") of Hoya Photonics, Inc., d/b/a Continuum, and Hoya Photonics' Wholly owned subsidiaries, Continuum Electro-Optics GmbH, Continuum France EURL and Hoya Continuum Corporation collectively, "Continuum"), relating to the business of developing, manufacturing and marketing pulsed lasers and related accessories for the scientific and commercial marketplaces, for $11.2 million in cash, including approximately $500 thousand in transaction costs, and the assumption of trade payables, accrued expenses and other specified liabilities. The acquisition was accounted for as a purchase and, accordingly, acquired assets and liabilities were recorded at their fair values, and the operating results of Continuum have been included in the Company's consolidated results of operations since the date of acquisition. Goodwill was increased in 2003 by $347 thousand for additional expenses related to the acquisition and an inventory purchase price adjustment. The final purchase price allocation of the Continuum business resulted in the following condensed balance of assets acquired and liabilities assumed:

                                      Continuum Final Purchase
                                      ........................
                                          Price Allocation
                                      ........................
                                           (In thousands)
                                      ........................

        Receivables                            $ 3,406
        Inventories                              4,260
        Property, plant and equipment              236
        Other assets                               474
        Goodwill                                 7,771
                                               .......
        Total assets acquired                   16,147

        Accounts payable                         2,215
        Other current liabilities                2,721
                                               .......
        Total liabilities assumed                4,936
                                               .......
        Net assets acquired                    $11,211
                                               .......
                                               .......

     Pro-forma results of operations assume the acquisition of Continuum had been made at the beginning of 2002 and reflect the historical results of operations of the purchased business adjusted for the effects of reduced interest income, amortization expense and income tax expense.





                                      Year ended December 31, 2002
                                      ............................
                                 (In thousands, except per share data)
                                 .....................................


        Net sales and services                 $111,838
        Net income                                7,613
        Basic earnings per common share           $0.65
        Diluted earnings per common share         $0.63

     The pro-forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of 2002, or the results that may occur in the future.

     On August 31, 2002, the Company, through a newly formed wholly-owned subsidiary, Excel Japan, acquired all of the issued and outstanding shares of OptoFocus Corporation ("OptoFocus"), a distribution organization representing the Company's Quantronix product line in Japan, for approximately $272 thousand in cash (including acquisition related expenses). The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of OptoFocus, which are insignificant compared to those of the Company, have been included in the Company's consolidated results of operations since the date of the acquisition. The final purchase price allocation for the OptoFocus acquisition resulted in approximately $719 thousand in total assets acquired and approximately $447 thousand in total liabilities acquired.

(3)  Inventories
     ...........

     Inventories consist of the following (In thousands):



                                         December 31,
                                  .......................
                                      2004         2003
                                  ..........   ..........
        Raw materials             $   15,384   $   11,686
        Work-in-process                7,074        7,360
        Finished goods                 4,858        5,116
        Consigned inventory            1,523          876
                                  ..........   ..........
                                  $   28,839   $   25,038
                                  ..........   ..........
                                  ..........   ..........
(4)  Property, Plant and Equipment
     Property, plant and equipment at cost consists of the following
        (In thousands):
                                                         December 31,
                                                      .................
                                        Useful life     2004     2003
                                        ...........   ........ ........
        Land                                 0        $  4,236 $  4,236
        Buildings                         30 years      18,918   19,150
        Leasehold improvements           Lease term        644      612
        Fixtures and computer equipment  3-5 years       2,869    2,678
        Machinery and equipment          3-5 years       6,759    6,542
        Laboratory equipment             3-5 years       3,293    3,002
                                                      ........ ........
                                                        36,719   36,220
        Less accumulated depreciation
          and amortization                              10,227    8,555
                                                      ........ ........
                                                      $ 26,492 $ 27,665
                                                      ........ ........
                                                      ........ ........

     Depreciation and amortization expense aggregated approximately $2.7 million, $2.9 million and $2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(5)  Goodwill
     ........

     The change in the net carrying amount of goodwill for the year ended December 31, 2004 is attributable to the change in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries. For the year ended December 31, 2003, the net carrying amount of goodwill increased $782 thousand for the acquisition of DGE and $484 thousand for purchase price adjustments and additional acquisition costs related to the Continuum acquisition.


(6)  Income Taxes
     ............

     Pre-tax income for the years ended December 31, 2004, 2003, and 2002 was comprised of domestic income of $20.7 million, $16.1 million and $13.6 million, respectively, and foreign income (losses) of $234 thousand, $817 thousand, and ($876) thousand, respectively.

     The provision for income taxes consists of (In thousands):


                               Year ended December 31,
                            ............................
                              2004      2003      2002
                            ........  ........  ........
       Current:
         Federal            $  3,736  $  4,027  $  2,952
         State and local         697       321       373
         Foreign                 278       675        51
                            ........  ........  ........
                               4,711     5,023     3,376
                            ........  ........  ........
       Deferred:
         Federal               1,507       591       817
                            ........  ........  ........
                            $  6,218  $  5,614  $  4,193
                            ........  ........  ........
                            ........  ........  ........

     The current provision for income taxes includes a tax benefit of $192 thousand for 2004, $391 thousand for 2003 and $391 thousand for 2002 for utilizing Federal net operating loss carryforwards.

     The effective income tax rate differed from the statutory Federal income tax rate due to the following items (In thousands):

                                         Year ended December 31,
                                        2004      2003      2002
                                      ........  ........  ........
        Taxes at statutory
          Federal income tax rate $ 7,241 $ 5,926 $ 4,447 State income taxes, net of
          Federal benefit                  453       209       243
        Credits                          (420)         0         0
        ETI benefit                      (943)     (704)     (833)
        Change in valuation allowance      173        65       589
        Foreign Tax Rate Differential       49      (89)         0
        Non-taxable income                (78)         0         0
        Other                            (257)       207     (253)
                                      ........  ........  ........
                                      $  6,218  $  5,614  $  4,193
                                      ........  ........  ........
                                      ........  ........  ........

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (In thousands):

                                                      December 31,
                                                 .....................
                                                    2004       2003
                                                 ..........  .........
        Deferred tax assets:
          Excess of tax over financial
            statement basis of inventory         $      997  $     788
          Allowance for doubtful accounts               211        152
          Accrued warranty costs                        105        100
          Other accrued expenses                        285        249
          Benefits of U.S. net operating
            loss carryforwards                            0        192
          Benefits of foreign net operating
            loss carryforwards                        2,173      2,000
          Plant and equipment depreciation                0        181
                                                 ..........  .........
          Total deferred tax assets                   3,771      3,662
          Less valuation allowance                  (2,173)    (2,000)
                                                 ..........  .........
                                                      1,598      1,662
                                                 ..........  .........
        Deferred tax liabilities:
          Plant and equipment depreciation            (591)          0
          Goodwill amortization                     (2,216)    (1,364)
                                                 ..........  .........
          Total deferred tax liabilities            (2,807)    (1,364)
                                                 ..........  .........
        Net deferred tax (liabilities) assets    $  (1,209)  $     298
                                                 ..........  .........
                                                 ..........  .........

     A valuation allowance of $2.2 million, as of December 31, 2004 has been provided against all of the Company's foreign net operating loss carryforwards. There can be no assurance that the Company will generate sufficient taxable earnings in future years to fully realize the tax benefits associated with foreign net operating loss carryforwards.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $2.0 million, at December 31, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. tax liability.

(7)  Accrued Expenses and Other Current Liabilities
     ..............................................

     Accrued expenses and other current liabilities consist of the following (In thousands):
                                                     December 31,
                                                 .....................
                                                    2004       2003
                                                 ..........  .........
        Salaries, wages, commissions
          and bonuses                            $    2,274  $   1,999
        Accrued vacation/holiday/sick pay               768        770
        Deferred revenue                                318        459
        Customer deposits                               714        847
        Accrued royalties payable                        53        119
        Warranty reserve                                765        756
        Professional fees payable                       814        511
        Income taxes payable                          1,675      3,360
        Other                                         1,024      1,847
                                                 ..........  .........
                                                 $    8,405  $  10,668
                                                 ..........  .........
                                                 ..........  .........

(8)  Stockholders' Equity
     ....................

     Stock Option Plans
     ..................

     In 1990, Excel adopted a stock option plan (the "Plan") which provided for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, to purchase an aggregate of 2,000,000 shares of common stock, as amended, at prices and terms determined by the Board of Directors. Options granted under the Plan, which terminated on July 30, 2000, may be exercisable for a period of up to ten years. Through December 31, 2004, all options granted to employees under the Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years and expire either five or ten years from date of grant.

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through December 31, 2004, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant.

     In 2004, the Company adopted a stock option plan (the "2004 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 2004 Plan, which terminates on February 23, 2014, may be exercisable for a period up to ten years. Through December 31, 2004, all options granted to employees under the 2004 Plan have exercise prices equal to the market value of the stock on the date of grant, vest immediately, and expire ten years from the date of grant.

     A summary of activity related to the Company's stock option plans is as follows:
                                             Number
                                           of shares    Weighted average
                                        (In thousands)   exercise price
                                         .............  ................
        Outstanding at December 31, 2001           820          $  17.31
        Granted                                    457          $  15.32
        Exercised                                 (41)          $  12.05
        Cancelled                                (165)          $  23.90
                                         .............

        Outstanding at December 31, 2002         1,071          $  15.65
        Granted                                     90          $  22.16
        Exercised                                (168)          $  13.09
        Cancelled                                 (20)          $  22.26
                                         .............
        Outstanding at December 31, 2003           973          $  16.56
        Granted                                    191          $  31.98
        Exercised                                (149)          $  16.85
        Cancelled                                 (13)          $  23.50
                                         .............
        Outstanding at December 31, 2004         1,002          $  19.37
                                         .............
                                         .............

     In 2004 and 2003, 39 thousand and 30 thousand shares of common stock held greater than six months, respectively, were used by employees to exercise options. Such shares, which had a market value of $1.4 million and $854 thousand, respectively, were retired.

     At December 31, 2004, 2003 and 2002, a total of 812 thousand, 632 thousand and 561 thousand options were exercisable at weighted average exercise prices of $19.85, $16.50 and $15.33, respectively, and at December 31, 2004 options for the purchase of 898 thousand common shares were available for future grants under the 2004 Plan.

    The options outstanding as of December 31, 2004 are summarized as follows:
                     Number of         Weighted
                      options           average          Options
      Exercise      outstanding       contractual       Exercisable
       price       (In thousands)    remaining life    (In thousands)
      ........     ..............    ..............    ..............
      $  6.50              2            3.80 years             2
      $  7.00            179            2.94 years           179
      $ 13.06             25            4.47 years            25
      $ 15.15            282            7.13 years           168
      $ 16.66             40            7.78 years             8
      $ 19.71             23            6.30 years            21
      $ 22.16             70            8.38 years            43
      $ 24.63            166            5.23 years           156
      $ 26.51             40           10.00 years            40
      $ 27.41             20            9.79 years            20
      $ 29.00             30            5.42 years            30
      $ 29.70              5            9.23 years             0
      $ 34.68            120            9.32 years           120
                       .....                                 ...
                       1,002                                 812
                       .....                                 ...
                       .....                                 ...

     Shares Reserved for Issuance
     ............................

     At December 31, 2004, the Company had reserved, 1,900,934
        authorized and unissued common shares for the following purposes (In thousands):
                                            Shares
                                            ......
                   1990 Stock option plan      176
                   1998 Stock option plan      725
                   2004 Stock option plan    1,000

(9)  Earnings Per Share
     ..................

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (In thousands, except per share amounts):

                                   ................2004.................
                                     Earnings     Shares       Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   ...........  .............  .........
     Basic EPS                      $14,762        12,026        $1.23
     Effect of Dilutive Securities:
       Stock Options                                  325
                                                   ......
     Diluted EPS                    $14,762        12,351        $1.20
                                    .......        ......        .....
                                    .......        ......        .....

                                    .................2003...............
                                    Earnings       Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   ...........  .............  .........

     Basic EPS                      $11,318        11,853        $0.95
     Effect of Dilutive Securities:
       Stock Options                                  378
                                                   ......
     Diluted EPS                    $11,318        12,231        $0.93
                                    .......        ......        .....
                                    .......        ......        .....

                                  ...................2002...............

                                    Earnings       Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                  ...........  .............  ..........
     Basic EPS                      $ 8,512        11,792        $0.72
     Effect of Dilutive Securities:
       Stock Options                                  279
                                                   ......
     Diluted EPS                    $ 8,512        12,071        $0.71
                                    .......        ......        .....
                                    .......        ......        .....

     There were 175 thousand, 341 thousand, and 295 thousand unexercised stock options outstanding as of December 31, 2004, 2003 and 2002, respectively, not included as part of the diluted EPS calculations for 2004, 2003 and 2002, respectively, because they would have been antidilutive for the periods presented.

(10) Treasury Stock
     ..............

     The Board of Directors of the Company has authorized the purchase of up to 2 million shares of common stock in the open market at prevailing market prices. As of December 31, 2004, no shares have been repurchased.

(11) Employee Benefit Plan
     .....................

     The Company has a voluntary defined contribution plan, which complies with Section 401(k) of the Internal Revenue Code, as amended. The plan permits employees to make a voluntary contribution of pretax dollars, with a matching contribution by the Company equal to 50% of an employee's basic contribution to the plan up to a maximum of 3% of their salaries. Company contributions to the plan were approximately $524 thousand, $489 thousand and $387 thousand in 2004, 2003 and 2002, respectively.

(12) Commitments and Contingencies
     .............................

     Litigation
     ..........

     Dr. Phillips, Inc. ("Phillips"), the landlord of a facility leased by Baublys-Control Laser ("Baublys), a wholly owned subsidiary of the Company, through 2001, filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida against Baublys and the Company, for not repairing or replacing certain personal property related to the use of the property while Baublys leased the facility. The Company guaranteed the lease. Baublys filed a counterclaim contending that it was entitled to receive damages from Phillips for damage to specific property due to Phillips failure to maintain the leased premises. The Company believes there is no merit to the claims made by Phillips and that the ultimate outcome of this matter will not have a significant impact on the financial position and liquidity of the Company. However, if Phillips is successful in its claims, Baublys could be subject to approximately $300 thousand in damages plus interest and/or attorney fees.

     The Company and its subsidiaries are subject to various claims, which have arisen in the normal course of business. The impact of the final resolution of these matters on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that the ultimate outcome of such matters will not have a material adverse effect upon the Company's financial condition or liquidity.

     Operating Leases
     ................

     The Company and its subsidiaries lease certain buildings, vehicles and equipment under non-cancelable operating leases. At
        December 31, 2004, the future minimum lease payments under non-cancelable operating leases are as follows (In thousands):


                        2005      $  1,724
                        2006         1,455
                        2007           991
                        2008           805
                        2009           228
                        Thereafter      33
                                  ........
                                  $  5,236

     Rent expense approximated $1.4 million, $1.4 million, and $957 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

     Employment Agreements
     .....................

     Excel has entered into employment agreements with certain key executives that provide for severance upon termination without cause, aggregating approximately $1.7 million.


(13) Foreign and Domestic Operations and Export Sales
     ................................................

     The Company conducts its business in the following geographic regions that are aggregated into one reportable segment. The Company provides photonics-based solutions, primarily consisting of laser systems and electro-optical components, in a broad range of commercial, scientific research and semiconductor applications. The Company's product lines have similar long-term economic characteristics and utilize similar manufacturing processes. The Company distributes, sells and services its products to similar customers in all regions. Information concerning foreign and domestic operations, including net sales by origin is as follows (In thousands):

                                          As of or the year ended
                                                 December 31,
                                         2004        2003        2002
                                      ..........  ..........  ..........
        Net sales and services to
          unaffiliated customers:
          United States operations    $  96,927   $  84,393   $   67,731
          European operations            27,928      23,955       23,308
          Asian operations               11,776      14,333        3,474
                                      ..........  ..........  ..........
                                      $ 136,631   $ 122,681   $   94,513
                                      ..........  ..........  ..........
        Operating income (loss):
          United States operations    $  19,889   $  15,877   $   13,479
          European operations             (809)     (2,057)      (1,600)
          Asian operations                  927       2,063          313
                                      ..........  ..........  ..........
                                      $  20,007   $  15,883   $   12,192
                                      ..........  ..........  ..........
        Identifiable assets:
          United States operations    $  127,251  $  109,228  $   96,578
          European operations             18,635      17,515      16,667
          Asian operations                 6,592       6,995       5,479
                                      ..........  ..........  ..........
                                      $  152,478  $  133,738  $  118,724
                                      ..........  ..........  ..........
                                      ..........  ..........  ..........

     Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

     During the years ended December 31, 2004, 2003 and 2002, the
        Company had foreign and export sales of approximately $85.7 million, $74.7 million and $59.2 million, representing 63%, 61% and 63%, respectively, of total net sales and services.

     Of the net sales and services to non-U.S. customers above, net sales and services to customers in Germany accounted for approximately $17.8 million, $19.0 million and $15.5 million of total consolidated net sales and services for 2004, 2003, and 2002, respectively, and net sales and services to customers in Japan accounted for approximately $19.1 million of total consolidated net sales and services for 2004. No other individual foreign country accounted for more than 10% of total consolidated net sales and services in 2004, 2003 or 2002.

     No single customer accounted for more than ten percent of the Company's net sales and services in 2004, 2003 and 2002. No accounts receivable from a customer exceeded five percent of the Company's total accounts receivable at December 31, 2004 and 2003.

(14) Related Party Transactions
     ..........................

     During 2004 and 2003, one director of the Company provided services to the Company as legal counsel, and the Company paid approximately $115 thousand and $53 thousand, respectively for legal services rendered by the director's law firm.

     During 2002, two directors of the Company provided services to the Company as legal counsel and the Company paid approximately $388 thousand for legal services rendered by the respective directors' law firms.


Schedule II
............


                  EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                     Valuation and Qualifying Accounts
                Years ended December 31, 2004, 2003 and 2002


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

Allowance for doubtful accounts (In thousands):

Year ended December 31,:

    2004          $  1,001        $    297       $  (502)(1)    $   796
    2003          $    993        $     92       $   (84)(1)    $ 1,001
    2002          $    717        $    314       $   (38)(1)    $   993


  (1)  Uncollectible accounts written off, net of recoveries.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and
Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG, an independent registered public accounting firm, as stated in their report, which is included herein.



PART III
.........

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Information required by this Item 12 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2004.


PART IV
........

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Consolidated Financial Statements (included in Part II, Item 8):

     Reports of Independent Registered Public Accounting Firms

     Consolidated Balance Sheets as of December 31, 2004 and 2003

     Consolidated Statements of Income for the years ended
     December 31, 2004, 2003 and 2002.

     Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002.

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2004, 2003 and 2002.

     Notes to Consolidated Financial Statements

2.   Consolidated Financial Statement Schedule (included in Part II
     Item 8)*

     Schedule
     ........

     II   Valuation and Qualifying Accounts

3.   Exhibits included herein:

     See Exhibit Index below for exhibits filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K - Filed in the fourth quarter of 2004:

        Form 8-K dated October 12, 2004

           Item 7. Financial Statements, Proforma Financial Information and Exhibits
           Item 12.  Results of Operations and Financial Condition

.............................

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

                                            EXCEL TECHNOLOGY, INC.

                                            By:  /s/ J. Donald  Hill
                                                 .......................
                                                 J. Donald Hill,
                                                 Chairman of the Board

                                            By:  /s/ Antoine Dominic
                                                 .......................
                                                 Antoine Dominic,
                                                 Chief Executive Officer

                                            By:  /s/ Alice H. Varisano
                                                 .......................
                                                 Alice H. Varisano,
                                                 Chief Financial Officer




Date:  March 15, 2005

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     Signature                    Title                      Date
......................             .....                      ....

/s/ J. Donald Hill         Chairman of the Board         March 15, 2005
......................      and Director
J. Donald Hill

/s/ Antoine Dominic        Chief Executive Officer,      March 15, 2005
......................      President, and Chief
Antoine Dominic            Operating Officer,(Principal
                           Executive Officer)

/s/ Alice H. Varisano      Chief Financial Officer       March 15, 2005
......................
Alice H. Varisano

/s/ Steven Georgiev        Director                      March 15, 2005
......................
Steven Georgiev

/s/ Howard S. Breslow      Director                      March 15, 2005
.......................
Howard S. Breslow

/s/ Donald Weeden          Director                      March 15, 2005
.......................
Donald Weeden


/s/ Ira J. Lamel           Director                      March 15, 2005
.......................
Ira J. Lamel






                           INDEX TO EXHIBITS

     Exhibit
     Number                     Document

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

     3.2 By-Laws, as amended. Incorporated by reference to the Company's Registration Statement on Form S-4,
           File No. 33-47440.

     4     Specimen Certificate for Company's Common Stock.
           Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-39375.

     10.1 1990 Stock Option Plan, as amended. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-52612.

     10.2 Employment Agreement, dated as of October 10, 2000, between the Company and J. Donald Hill (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000), as amended by letter agreement, dated October 3, 2002 (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002) as further amended by letter agreement, dated March 11, 2005 (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2005).

     10.3 Employment Agreement, dated as of October 10, 2000, between the Company and Antoine Dominic. Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. as amended by letter agreement, dated March 11, 2005 (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14,
           2005).

     10.4 1998 Stock Option Plan. Incorporated by reference as Exhibit A to the Company's Definitive Proxy Statement, dated
           April 27, 1998 for the Annual Meeting of Stockholders held on June 24, 1998.

     10.5 2004 Stock Option Plan. Incorporated by reference to the Company's Registration Statement on Form S-8,
           File No. 333-117513.

     10.6 Employment Agreement, dated as of December 27, 2004, between the Company and Alice Varisano. *

     14    Code of Ethics. *

     21    List of subsidiaries.*

     23.1  Consent of KPMG LLP.*

     23.2  Consent of Ernst & Young LLP.*

     31.1  Certification Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.*

     31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

     32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

     32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*filed herewith

EXHIBIT 10.6

                          EMPLOYMENT AGREEMENT

     EMPLOYMENT AGREEMENT (this "Agreement"), dated as of the 27th day of December, 2004, by and between EXCEL TECHNOLOGY, INC., a Delaware corporation with its principal corporate offices located at 41 Research Way, East Setauket, New York 11733 (the "Company"), and ALICE VARISANO, an individual currently residing at 85 Melanie Lane, Syosset, New York 11791 (the "Employee").


                         W I T N E S S E T H:

     WHEREAS, the Company is engaged in the business of designing, developing, manufacturing and marketing lasers and laser systems; and

     WHEREAS, the Employee desires to be employed by the Company as the Chief Financial Officer and Vice President of Human Resources upon the terms and conditions hereinafter set forth, and the Company desires that the Employee be so employed.

     NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereto agree as follows:

1. EMPLOYMENT. Subject to the terms and conditions set forth herein, the Company hereby employs and engages the Employee to serve as its Chief Financial Officer and its Vice President of Human Resources, and the Employee hereby agrees to serve the Company in such capacities, for the period commencing on the date hereof and ending on fourth anniversary of the date hereof (the "Employment Period"), unless sooner terminated pursuant to the express provisions hereof.

2. DUTIES. The Employee shall serve as the Company's Chief Financial Officer and the Company's Vice President of Human Resources, subject to the direction and control of the Senior Executive Officers (as defined below) and the Company's Board of Directors (the "Board"). The Employee shall perform such duties and functions, consistent with the office of Chief Financial Officer and the office of Vice President of Human Resources, as the Senior Executive Officers or the Board, from time to time, shall determine, including, without limitation, serving as a consultant to Affiliates (as defined below) of the Company. In doing so, the Employee shall promote the interests of the Company pursuant to and in accordance with, and shall faithfully adhere to, the business policies and procedures established from time to time by the Senior Executive Officers or the Board. The Employee shall report to a Senior Executive Officer. As used herein, "Senior Executive Officers" shall mean the Company's Chairman of the Board, Chief Executive Officer, President, and such other officers as the Chief Executive Officer or the Board may determine; and "Affiliate" shall mean, with respect to the Company, any entity that, directly or indirectly, controls, is controlled by, or is under common control with, the Company.

3. TIME TO BE DEVOTED TO EMPLOYMENT. Except during vacation periods or absences due to temporary illness, the Employee shall devote all of her professional and business time, attention, and energies to her duties and responsibilities hereunder. Except for business trips, which shall be necessary or desirable in the Company's business, the Employee shall perform her duties and responsibilities hereunder at the principal offices of the Company.

4.   COMPENSATION; FRINGES

     4.01 As total compensation for all services to be rendered by the Employee hereunder, including all services as an officer, director, or consultant of any Affiliate of the Company, the Employee shall receive the following:

           (a) During the Employment Period, the Employee shall receive a salary at the rate of TWO HUNDRED SEVENTY FIVE THOUSAND DOLLARS ($275,000) per annum (the "Base Salary"), which Base Salary shall be subject to federal, state, and other tax withholdings, shall be payable in accordance with the Company's normal payroll procedures for executive employees, and shall be subject to annual review and adjustment by the Company.

           (b) During the Employment Period, the Employee shall receive a yearly bonus as determined by the Board, which bonus shall not be less than $50,000 (the "Minimum Bonus").

     4.02 The Employee shall be entitled to reimbursement from the Company for all reasonable travel and other out-of-pocket expenses necessarily incurred by her on behalf of the Company in the course of the performance of her duties hereunder, provided the Employee shall submit proper supporting documentation for such expenses all in form reasonably satisfactory to the Company.

     4.03 The Employee shall be eligible, to the extent she qualifies, to participate in such fringe benefits plans (including group life, health and disability insurance, retirement, profit sharing and pension plans), if any, which the Company may from time to time make available to all of its executive employees, provided that the Company shall have the right from time to time to modify, terminate or replace any and all of such plans.

     4.04 The Employee shall be entitled to four (4) weeks of paid vacation each year during the Employment Period, which shall be taken at such times as are consistent with the needs of the Company and the convenience of the Employee.

     4.05 During the Employment period, the Employee shall be entitled to a yearly, non-accountable expense allowance of $25,000 (the "Expense Allowance").

     4.06 Upon execution and delivery of this Agreement, the Employee shall be granted a fully-vested ten-year non-qualified stock option to purchase 40,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on such date (the "Option"). The Option shall be granted pursuant to and in accordance with the Company's 2004 Stock Option Plan (a copy of which has been delivered to and reviewed by the Employee).

5.   TERMINATION

     5.01 This Agreement and the Employee's employment hereunder shall terminate automatically and without notice upon the death of the Employee or a Change of Control (as defined in the Company's 2004 Stock Option Plan).

     5.02 This Agreement and Employee's employment hereunder shall terminate upon the Employee's resignation without Good Reason or for Good Reason. As used herein, "Good Reason" shall mean (a) the material breach of this Agreement by the Company, which breach has not been corrected by the Company within fifteen days after written notice thereof from the Employee, (b) the material diminution in the title or job responsibilities of the Employee, which diminution has not been corrected by the Company within fifteen days after written notice thereof from the Employee; or (c) if the Employee's place of employment is relocated more than twenty five (25) miles from the Company's current location in East Setauket, New York.

     5.03 The Company may terminate this Agreement and the Employee's employment hereunder, upon written notice to the Employee, in the event of the Employee's Incapacity. As used herein, "Incapacity" shall mean
(a) the Employee's inability to perform her duties pursuant to this Agreement due to her mental or physical illness, disability or incapacity, and such illness, disability or incapacity is deemed by a licensed physician chosen by the Company to be of a permanent nature, or
(b) the Employee's failure to perform her duties pursuant to this Agreement, due to her mental or physical illness, disability or incapacity, on a full-time basis for a continuous period of 60 days or for a period of 90 days (whether or not consecutive) in any six (6) consecutive month period.

     5.04 The Company may terminate this Agreement and the Employee's employment hereunder, upon written notice to the Employee, for Cause. For purposes of this Agreement, "Cause" shall mean:

           (a) the Employee's conviction in a court of law of any crime or offense involving money or other property or of a felony;

           (b) the Employee's failure or refusal to substantially perform her duties hereunder (other than any such failure or refusal resulting from her Incapacity or the failure to meet specific growth and profit targets), or the Employee's failure or refusal to carry out the reasonable business directives of the Board or a Senior Executive Officer, or the willful taking of any action by the Employee which results in damage to the Company, or the material default or breach by the Employee of any obligation, representation, warranty, covenant or agreement made by the Employee herein; provided, however, the Company shall have given the Employee written notice of any such Cause for termination and the Employee shall have failed to cure such Cause within fifteen (15) days after the date of such notice. If the Cause for termination is cured within the fifteen (15) day period, it shall be deemed for all purposes that Cause for termination has not occurred (except that if the same or a similar event to the one resulting in notice pursuant to this subsection (b) recurs after a cure, the right to cure the second cause of termination, after notice with respect to the second event shall have been given, shall expire 24 hours after the time the notice is given);

           (c) or the Employee's breach of any of the provisions of Sections 6 or 8 hereof.

     5.05 Upon termination of this Agreement and the Employee's employment hereunder, the Employee shall not be entitled to any payments, benefits, damages, awards, or compensation, except as follows:

           (a) If the Employee's employment hereunder is terminated for Cause or due to her death or Incapacity, or if the Employee resigns without Good Reason, then the Company shall be obligated to pay to the Employee (or, in the event of the Employee's death, the Employee's estate) all earned but unpaid Base Salary due to the Employee hereunder through the date of such termination or resignation, and to reimburse the Employee (or, in the event of the Employee's death, the Employee's estate) for all reimbursable business expenses (as set forth in Section
4.02 hereof) incurred by the Employee through the date of such termination or resignation.

           (b) If the Company terminates the Employee's employment without Cause, or if the Employee resigns for Good Reason, then the Company shall be obligated to pay to the Employee (i) all earned but unpaid Base Salary, Minimum Bonus, Expense Allowance, and benefits due to the Employee hereunder through the date of such termination, and to reimburse the Employee for all reimbursable business expenses (as set forth in Section 4.02 hereof) incurred by the Employee through the date of such termination. In addition, the Company shall pay to the Employee a [lump sum] severance payment equal to the Base Salary, Minimum Bonus, and Expense Allowance in effect on the date of such termination.

           (c) If the Employee's employment hereunder is terminated due a Change of Control, then the Company shall be obligated to pay to the Employee (i) all earned but unpaid Base Salary, Minimum Bonus, Expense Allowance, and benefits due to the Employee hereunder through the date of such termination, and to reimburse the Employee for all reimbursable business expenses (as set forth in Section 4.02 hereof) incurred by the Employee through the date of such termination. In addition, the Company shall pay to the Employee a lump sum severance payment equal to two times the Base Salary, Minimum Bonus, and Expense Allowance in effect on the date of such termination.

     5.06 If the Employee is serving on the Board or the Board of Directors of any Affiliate of the Company at the time of termination of the Employee's employment, then upon the Company's request, the Employee immediately shall resign as a director effective upon such termination.

6.   NON-COMPETITION; NON-SOLICITATION

     6.01 In view of the unique and valuable services it is expected the Employee will render to the Company and the knowledge regarding the Company it is expected the Employee will obtain during the course of her employment with the Company, and in consideration of this Agreement and the compensation to be received by the Employee hereunder, the Employee agrees that for so long as she is employed by the Company and for a period of one year thereafter (the "Covenant Period"), she will not compete with the Company (or any of its Affiliates) or, directly or indirectly, own, manage, operate, control, loan money to, or participate in the ownership, management, operation or control of, or be connected with as a director, officer, employee, partner, consultant, agent, independent contractor or otherwise, or acquiesce in the use of her name in, any other business or organization which competes with the Company (or any of its Affiliates) in any geographical area in which the Company or its Affiliates is then conducting business or any geographical area in which, to the knowledge of the Employee, the Company or its Affiliates plans to conduct business within a six (6) month period; provided, however, the Employee shall be permitted to own less than a 5% interest as a shareholder in any company which is listed on any national securities exchange even though it may be in competition with the Company or its Affiliates.

     6.02 The Employee will not, during the Covenant Period, directly or indirectly, either individually or on behalf of any other person or entity, solicit or interfere with, or endeavor to entice away any employees (full-time or part-time) or customers of the Company (or any of its Affiliates).

     6.03 The Employee agrees that the provisions of this Section 6 are reasonable and necessary to protect the Company and its business. It is the desire and intent of the parties that the provisions of this Section 6 shall be enforced to the fullest extent permitted under the public policies and laws applied in each jurisdiction in which enforcement is sought. If any restriction contained in this Section 6 shall be deemed to be invalid, illegal or unenforceable by reason of the extent, duration or geographical scope thereof, or otherwise, then the court making such determination shall have the right to reduce such extent, duration, geographical scope or other provision hereof and in its reduced form such restriction shall then be enforceable in the manner contemplated hereby.

7. RETURN OF COMPANY PROPERTY. The Employee acknowledges and agrees that all computers, equipment, software, records, plans, manuals, guides, memoranda, lists, correspondence with customers or representatives, reports, records, charts, advertising materials, and any data and other property delivered to or acquired by the Employee by or on behalf of the Company or any of its Affiliates or by an agent, representative or customer of any of them (including, but not limited to, any such customers obtained by the Employee), and all records compiled by the Employee which pertain to the business of the Company or its Affiliates, shall be and remain the property of the Company or its Affiliate, as the case may be, and be subject at all times to the discretion and control of the Company or its Affiliates, as the case may be, and shall be delivered promptly to the Company or such Affiliate, without request, by the Employee upon the termination of the Employee's employment.

8. CONFIDENTIAL INFORMATION. In the course of performing her duties hereunder or otherwise, the Employee may become aware of confidential or proprietary information of Company or any Affiliate of the Company (for purposes of this Section 8, the "Company"), including, but not limited to, trade secrets, product information, technical information, software programs, software code, designs, prototypes, methods, techniques, plans, processes, strategies, product pricing, research and development activities, sales goals, marketing information, customer and potential customer lists, vendor lists, and other information which the Company is obligated to keep confidential pursuant to the Company's obligations to third parties (collectively, "Confidential Information"). The Employee shall maintain in strict confidence and shall not use for her own benefit, directly or indirectly, any Confidential Information, and shall not publish, disseminate, or disclose any Confidential Information without the express written permission of the Company, except to the extent necessary to carry out her duties hereunder. The term "Confidential Information" shall not include information which becomes public knowledge without the breach of any obligation of confidentiality of the Employee. The covenants contained in this Section 8 shall survive the termination or expiration of this Agreement.

9. SPECIFIC PERFORMANCE. In the event of a breach or a threatened breach by the Employee of the provisions of Sections 6, 7, or 8 (collectively, the "Restrictive Covenants"), the Company shall be entitled, without being required to post any bond or other security or prove special damages, to an injunction, to have the Restrictive Covenants specifically enforced by a court of competent jurisdiction, or to such other equitable relief as may be necessary or desirable to enforce the Restrictive Covenants (including, in the case of a breach of Section 8 hereof, restraining the Employee from disclosing, in whole or in part, the Confidential Information, or from rendering any services to any person, firm, corporation, association, or other entity to whom such Confidential Information, in whole or in part, has been disclosed or is threatened to be disclosed). Nothing contained herein shall be construed as prohibiting the Company from pursuing any other rights or remedies available to the Company, under law and in equity, for such breach or threatened breach, including the recovery of damages from the Employee.

10. SURVIVAL. The covenants and agreements contained in or made pursuant to this Agreement shall survive the Employee's termination of employment, irrespective of any investigation made by or on behalf of any party.

11. ENTIRE AGREEMENT; MODIFICATION. This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof, supersedes all existing agreements between them concerning such subject matter, and may be modified, supplemented or discharged only by a written instrument duly executed by each party.

12. NOTICES. Any notices or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been given (a) when faxed or personally delivered, (b) one (1) business day after being sent by reputable "overnight" courier, or (c) five days after being mailed by certified or registered mail, return receipt requested, postage prepaid, to the parties at their addresses set forth in the preamble to this Agreement (or to such other address as a party shall have furnished in writing to the other party in accordance with the provisions of this Section 12, provided that notice of change of address shall be effective only upon receipt).

13. WAIVER. Any waiver by either party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing.

14. BINDING EFFECT. The Employee's rights and obligations under this Agreement shall not be transferable by assignment or otherwise, such rights shall not be subject to commutation, encumbrance, or the claims of the Employee's creditors, and any attempt to do any of the foregoing shall be void. The provisions of this Agreement shall be binding upon and inure to the benefit of the Employee, her heirs, executors, and administrators, and shall be binding upon and inure to the benefit of the Company and its successors and assigns.

15. HEADINGS. The headings in this Agreement are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.

16. COUNTERPARTS; GOVERNING LAW. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to any doctrine pertaining to the conflict of laws.

17. REPRESENTATIONS, WARRANTIES, AND AGREEMENTS. The Employee represents and warrants to the Company that (a) the execution, delivery and performance of this Agreement by the Employee does not and will not conflict with, breach, violate or cause a default under any contract, agreement, instrument, order, judgment or decree to which the Employee is a party or by which she is bound, (b) the Employee is not a party to or bound by any employment agreement, non-compete agreement, confidentiality agreement, restrictive covenant or other restrictions, whether written or oral, with any other person or entity, and (c) upon the execution and delivery of this Agreement by the Employee, this Agreement shall be the valid and binding obligation of the Employee, enforceable against her in accordance with its terms. The Employee agrees to submit to a medical examination (at the Company's expense) and to cooperate and supply such other information and documents as may be required by any insurance company in connection with the Company's obtaining any type of insurance or fringe benefit as the Company shall determine from time to time to obtain.

18. PUBLICITY. During the Employment Period (and, solely with respect to publicity materials or presentation materials in existence at the end of the Employment Period, for the six-month period after the Employment Period), the Company shall have the right to use the Employee's name and likeness in any publicity materials prepared by it and in presentations to current or prospective clients, investors, and others. The Employee shall not have the right to use the Company's name in any publications or publicity or materials prepared by her without obtaining the prior written consent of the Company, which consent shall not be unreasonably withheld.

  IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the day and year above written.


                                   /s/ Alice Varisano
                                   ............................
                                   ALICE VARISANO


                                   EXCEL TECHNOLOGY, INC.


                                   By:  /s/ Antoine Dominic
                                        ..........................
                                        Antoine Dominic, CEO

EXHIBIT 14

CODE OF BUSINESS CONDUCT AND ETHICS

ADOPTED BY THE BOARD OF DIRECTORS
ON FEBRUARY 24, 2004

This Code of Business Conduct and Ethics covers a wide range of business practices and procedures. It does not cover every issue that may arise, but it sets out basic principles to guide all employees of the Company. All of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. The Code should also be followed by the Company's agents and representatives, including consultants.

If a law conflicts with a policy in this Code, you must comply with the law. If you have any questions about these conflicts, you should ask your supervisor how to handle the situation.

Those who violate the standards in this Code will be subject to disciplinary action, up to and including termination of employment.

If you are in a situation which you believe may violate or lead to a violation of this code, follow the guidelines described in Section 14 of this Code.

1.  Compliance with Laws, Rules and Regulations

Obeying the law, both in letter and in spirit, is the foundation on which this Company's ethical standards are built. All employees must respect and obey the laws of the cities, states and countries in which we operate. Although not all employees are expected to know the details of these laws, it is important to know enough to determine when to seek advice from supervisors, managers or other appropriate personnel.

2.  Conflicts of Interest

A "conflict of interest" exists when a person's private interest interferes in any way with the interests of the Company. A conflict situation can arise when an employee, officer or director takes actions or has interests that may make it difficult to perform his or her Company work objectively and effectively. Conflicts of interest may also arise when an employee, officer or director, or members of his or her family, receives improper personal benefits as a result of his or her position in the Company. Loans to, or guarantees of obligations of, employees and their family members may create conflicts of interest.

It is almost always a conflict of interest for a Company employee to work simultaneously for a competitor, customer or supplier. You are not allowed to work for a competitor as a consultant or board member. The best policy is to avoid any direct or indirect business connection with our customers, suppliers or competitors, except on our behalf. Conflicts of interest are prohibited as a matter of Company policy, except under guidelines approved by the Board of Directors. Conflicts of interest may not always be clear-cut, so if you have a question, you should consult with higher levels of management. Any employee, officer or director who becomes aware of a conflict or potential conflict should bring it to the attention of a supervisor, manager or other appropriate personnel or consult the procedures described in Section 14 of this Code.

3.  Insider Trading

Employees who have access to confidential information are not permitted to use or share that information for stock trading purposes or for any other purpose except the conduct of our business. All non-public information about the Company should be considered confidential information. To use non-public information for personal financial benefit or to "tip" others who might make an investment decision on the basis of this information is not only unethical but also illegal.

4.  Corporate Opportunities

Employees, officers and directors are prohibited from taking for themselves personally opportunities that are discovered through the use of corporate property, information or position without the consent of the Board of Directors. No employee may use corporate property, information, or position for improper personal gain, and no employee may compete with the Company directly or indirectly. Employees, officers and directors owe a duty to the Company to advance its legitimate interests when the opportunity to do so arises.

5.  Competition and Fair Dealing

We seek to outperform our competition fairly and honestly. Stealing proprietary information, possessing trade secret information that was obtained without the owner's consent, or inducing such disclosures by past or present employees of other companies is prohibited. Each employee should endeavor to respect the rights of and deal fairly with the Company's customers, suppliers, competitors and employees. No employee should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other intentional unfair-dealing practice.

The purpose of business entertainment and gifts in a commercial setting is to create goodwill and sound working relationships, not to gain unfair advantage with customers. No gift or entertainment should ever be offered, given, provided or accepted by any Company employee, family member of an employee or agent unless it: (1) is not a cash gift, (2) is consistent with customary business practices, (3) is not excessive in value, (4) cannot be construed as a bribe or payoff and (5) does not violate any laws or regulations. Please discuss with your supervisor any gifts or proposed gifts which you are not certain are appropriate.

6.  Discrimination and Harassment

The diversity of the Company's employees is a tremendous asset. We are firmly committed to providing equal opportunity in all aspects of employment and will not tolerate any illegal discrimination or harassment of any kind. Examples include derogatory comments based on racial or ethnic characteristics and unwelcome sexual advances.

7.  Health and Safety

The Company strives to provide each employee with a safe and healthy work environment. Each employee has responsibility for maintaining a safe and healthy workplace for all employees by following safety and health rules and practices and reporting accidents, injuries and unsafe equipment, practices or conditions.

Violence and threatening behavior are not permitted. Employees should report to work in condition to perform their duties, free from the influence of illegal drugs or alcohol. The use of illegal drugs in the workplace will not be tolerated.

8.  Record-Keeping

The Company requires honest and accurate recording and reporting of information in order to make responsible business decisions. For example, only the true and actual number of hours worked should be reported.

Many employees regularly use business expense accounts, which must be documented and recorded accurately. If you are not sure whether a certain expense is legitimate, ask your supervisor or the Controller of your subsidiary.

All of the Company's books, records, accounts and financial statements must be maintained in reasonable detail, must appropriately reflect the Company's transactions and must conform both to applicable legal requirements and to the Company's system of internal controls.
Unrecorded or "off the books" funds or assets should not be maintained unless permitted by applicable law or regulation.

Business records and communications often become public, and we should avoid exaggeration, derogatory remarks, guesswork, or inappropriate characterizations of people and companies that can be misunderstood. This applies equally to e-mail, internal memos, and formal reports. Records should always be retained or destroyed according to widely accepted standards for record retention. In the event of litigation or governmental investigation please consult with your supervisor.

9.  Confidentiality

Employees must maintain the confidentiality of confidential information entrusted to them by the Company or its customers, except when disclosure is authorized by the Company's management or attorney or required by laws or regulations. Confidential information includes all non-public information that might be of use to competitors, or harmful to the Company or its customers, if disclosed. It also includes information that suppliers and customers have entrusted to us. The obligation to preserve confidential information continues even after employment ends.

10.  Protection and Proper Use of Company Assets

All employees should endeavor to protect the Company's assets and ensure their efficient use. Theft, carelessness, and waste have a direct impact on the Company's profitability. Any suspected incident of fraud or theft should be immediately reported for investigation. Company equipment should not be used for non-Company business, though incidental personal use may be permitted.

The obligation of employees to protect the Company's assets includes its proprietary information. Proprietary information includes intellectual property such as trade secrets, patents, trademarks, and copyrights, as well as business, marketing and service plans, engineering and manufacturing ideas, designs, databases, records, salary information and any unpublished financial data and reports. Unauthorized use or distribution of this information would violate Company policy, it could also be illegal and result in civil or even criminal penalties.

11.  Payments to Government Personnel

The U.S. Foreign Corrupt Practices Act prohibits giving anything of value, directly or indirectly, to officials of foreign governments or foreign political candidates in order to obtain or retain business. It is strictly prohibited to make illegal payments to government officials of any country.

In addition, the U.S. government has a number of laws and regulations regarding business gratuities which may be accepted by U.S. government personnel. The promise, offer or delivery to an official or employee of the U.S. government of a gift, favor or other gratuity in violation of these rules would not only violate Company policy but could also be a criminal offense. State and local governments, as well as foreign governments, may have similar rules.

12.  Waivers of the Code of Business Conduct and Ethics

Any waiver of this Code for executive officers or directors may be made only by the Board or a Board committee and will be promptly disclosed as required by law or stock exchange regulation.

13.  Reporting any Illegal or Unethical Behavior

Employees are encouraged to talk to supervisors, managers or other appropriate personnel about observed illegal or unethical behavior and when in doubt about the best course of action in a particular situation. It is the policy of the Company not to allow retaliation for reports of misconduct by others made in good faith by employees. Employees are expected to cooperate in internal investigations of misconduct.

Any employee may submit a good faith concern regarding questionable accounting or auditing matters without fear of dismissal or retaliation of any kind.

14.  Compliance Procedures

We must all work to ensure prompt and consistent action against violations of this Code. However, in some situations it is difficult to know if a violation has occurred. Since we cannot anticipate every situation that will arise, it is important that we have a way to approach a new question or problem. These are the steps to keep in mind:

  Make sure you have all the facts. In order to reach the right solutions, we must be as fully informed as possible.

  Ask yourself: What specifically am I being asked to do? Does it seem unethical or improper? This will enable you to focus on the specific question you are faced with, and the alternatives you have. Use your judgment and common sense; if something seems unethical or improper, it probably is.

  Clarify your responsibility and role. In most situations, there is shared responsibility. Are your colleagues informed? It may help to get others involved and discuss the problem.

  Discuss the problem with your supervisor. This is the basic guidance for all situations. In many cases, your supervisor will be more knowledgeable about the question, and will appreciate being brought into the decision-making process. Remember that it is your supervisor's responsibility to help solve problems.

  Seek help from Company resources. In the rare case where it may not be appropriate to discuss an issue with your supervisor, or where you do not feel comfortable approaching your supervisor with your question, discuss it locally with your office manager or your Human Resources manager.

  You may report ethical violations in confidence and without fear of retaliation. If your situation requires that your identity be kept secret, your anonymity will be protected. The Company does not permit retaliation of any kind against employees for good faith reports of ethical violations.

  Always ask first, act later: If you are unsure of what to do in any situation, seek guidance before you act.




CODE OF ETHICS FOR CEO AND SENIOR FINANCIAL OFFICERS

The Company has a Code of Business Conduct and Ethics applicable to all directors and employees of the Company. The CEO and all senior financial officers, including the CFO and principal accounting officer, are bound by the provisions set forth therein relating to ethical conduct, conflicts of interest and compliance with law. In addition to the Code of Business Conduct and Ethics, the CEO and senior financial officers are subject to the following additional specific policies:

1. The CEO and all senior financial officers are responsible for full, fair, accurate, timely and understandable disclosure in the periodic reports required to be filed by the Company with the SEC. Accordingly, it is the responsibility of the CEO and each senior financial officer promptly to bring to the attention of the Board of Directors (the "Board") any material information of which he or she may become aware that affects the disclosures made by the Company in its public filings or otherwise assist the Board in fulfilling its responsibilities.

2. The CEO and each senior financial officer shall promptly bring to the attention of the Board and the Audit Committee any information he or she may have concerning (a) significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

3. The CEO and each senior financial officer shall promptly bring to the attention of the Company's attorney or the CEO and to the Audit Committee any information he or she may have concerning any violation of the Company's Code of Business Conduct and Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

4. The CEO and each senior financial officer shall promptly bring to the attention of the Company's attorney or the CEO and to the Audit Committee any information he or she may have concerning evidence of a material violation of the securities or other laws, rules or

5. The Board shall determine, or designate appropriate persons to determine, appropriate actions to be taken in the event of violations of the Code of Business Conduct and Ethics or of these additional procedures by the CEO and the Company's senior financial officers. Such actions shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to the Code of Business Conduct and Ethics and to these additional procedures, and shall include written notices to the individual involved that the Board has determined that there has been a violation, censure by the Board, demotion or re-assignment of the individual involved, suspension with or without pay or benefits (as determined by the Board) and termination of the individual's employment. In determining what action is appropriate in a particular case, the Board of Directors or such designee shall take into account all relevant information, including the nature and severity of the violation, whether the violation was a single occurrence or repeated occurrences, whether the violation appears to have been intentional or inadvertent, whether the individual in question had been advised prior to the violation as to the proper course of action and whether or not the individual in question had committed other violations in the past.



EXHIBIT 21

LIST OF SUBSIDIARIES

Name of Subsidiary:                                     Incorporated in:
....................                                     ................
Cambridge Technology, Inc.                                Massachusetts
Continuum Electro-Optics, Inc. (d/b/a "Continuum")        Delaware
Control Laser Corporation (d/b/a "Baublys-Control Laser") Florida
Control Systemation, Inc.                                 Delaware
D Green (Electronics) Limited                             United Kingdom
Excel Technology Services Company                         Delaware
Quantronix Corporation                                    Delaware
Photo Research, Inc.                                      Delaware
Synrad, Inc.                                              Washington
The Optical Corporation                                   California
Excel Technology Asia Sdn. Bhd.                           Malaysia
Excel Technology Europe GmbH                              Germany
Baublys GmbH (1)                                          Germany
Excel Technology France S.A.S. (1)                        France
Excel Technology Japan Holding Co., Ltd.                  Japan
Excel Technology Japan K.K. (2)                           Japan
Excel Laser Technology Private Limited (3)                India
Excel Technology Lanka (Private) Limited                  Sri Lanka


(1)  A wholly-owned subsidiary of Excel Technology Europe GmbH
(2)  A wholly-owned subsidiary of Excel Technology Japan
       Holding Co., Ltd.
(3) A joint venture in which Excel Technology, Inc. has a 50% equity ownership interest


EXHIBIT 23.1

        Consent of Independent Registered Public Accounting Firm


The Board of Directors
Excel Technology, Inc.:


We consent to the incorporation by reference in the registration statements (No 33-71122, 333-59340, and 333-117513) on Form S-8 of Excel
Technology, Inc. of our reports with respect to the consolidated financial statements and the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which reports appear in the December 31, 2004 Annual Report on Form 10-K of Excel Technology, Inc.



                                                 /s/ KPMG LLP


Melville, New York
March 11, 2005


EXHIBIT 23.2


        Consent of Independent Registered Public Accounting Firm


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-71122) pertaining to the Excel Technology, Inc. 1990 Stock Option Plan, the Registration Statement (Form S-8 No. 333-59340) pertaining to the Excel Technology 1998 Stock Option Plan and the Registration Statement (Form S-8 No. 333-117513) pertaining to the Excel Technology 2004 Stock Option Plan of our report dated January 22, 2003, with respect to the consolidated statements of income, stockholders' equity and comprehensive income and cash flows and the related schedule for the year ended December 31, 2002 of Excel Technology, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2004.



                                                 /s/ Ernst & Young LLP

Melville, New York
March 11, 2005


EXHIBIT 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

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

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Dated:  March 15, 2005
EXHIBIT 31.2

CERTIFICATION

I, Alice Varisano, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

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

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

     By:  /s/ Alice Varisano
          .......................
          Alice Varisano,
          Chief Financial Officer


Dated:  March 15, 2005


EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT


     I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2004 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  March 15, 2005


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



EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT


     I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2004 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  March 15, 2005


          /s/ Alice Varisano
          .......................
          Alice Varisano,
          Chief Financial Officer



     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.