Form 10-Q
period 2005-03-25
EXCEL TECHNOLOGY INC
filed 2005-04-26
CIK 873603

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

For the quarter ended March 25, 2005     Commission File Number 0-19306

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

                             Yes [X]  No [ ]

The number of shares of the Registrant's common stock outstanding as of April 22, 2005 was: 12,053,529.
                                CONTENTS

                     PART I.   FINANCIAL INFORMATION

                                                            Page
                                                            ....
Item 1.  Consolidated Financial Statements:
         ..................................

         Consolidated Balance Sheets as of March 25, 2005
         (unaudited) and December 31, 2004                    3

         Consolidated Statements of Income (unaudited) for
         the Three Months Ended March 25, 2005 and
         March 26, 2004                                       4

         Consolidated Statements of Cash Flows (unaudited)
         for the Three Months Ended March 25, 2005 and
         March 26, 2004                                       5

         Notes to Consolidated Financial Statements
         (unaudited)                                          6

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
           Condition and Results of Operations                9
           ...................................

Item 3.  Quantitative and Qualitative Disclosures
         ........................................
           about Market Risk                                 13
           .................

Item 4.  Controls and Procedures                             13
         .......................

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                   14
         .................

Item 2.  Changes in Securities, Use of Proceeds
         ......................................
           and Issuer Purchases Of Equity Securities         14
           .........................................

Item 3.  Defaults upon Senior Securities                     14
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders 14
         ...................................................

Item 5.  Other Information                                   14
         .................

Item 6.  Exhibits and Reports on Form 8-K                    14
         ................................

         (a) Exhibits - (11) Computation of net income
                             per share                       18
                        (31) Certifications Pursuant to
                             Section 302 of the Sarbanes-
                             Oxley Act of 2002               19
                        (32) Certifications Pursuant to
                             Section 906 of the Sarbanes-
                             Oxley Act of 2002, 18 U.S.C.
                             Section 1350                    21
         (b) Reports on Form 8-K


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         ..................................

                   CONSOLIDATED BALANCE SHEETS
            (In thousands, except per share amounts)

                                    March 25, 2005  Dec. 31, 2004
                                    ..............  .............
                                     (Unaudited)
Assets
.......

Current assets:
  Cash and equivalents                  $   10,628      $  11,329
  Investments                               34,600         30,425
  Accounts receivable, less allowance
    for doubtful accounts of $790 and
    $796 in 2005 and 2004, respectively     21,004         19,782
  Inventories                               28,790         28,839
  Deferred income taxes                      1,596          1,598
  Other current assets                       1,463          1,703
                                        ..........      .........
         Total current assets               98,081         93,676
                                        ..........      .........
Property, plant and equipment               26,323         26,492
Other assets                                   255            289
Goodwill                                    31,825         32,021
                                        ..........      .........

         Total assets                   $  156,484      $ 152,478
                                        ..........      .........
                                        ..........      .........
Liabilities and Stockholders' Equity
.....................................

Current liabilities:
  Accounts payable                      $    7,071      $   5,265
  Accrued expenses and other
    current liabilities                      9,207          8,405
                                        ..........      .........

         Total current liabilities          16,278         13,670
                                        ..........      .........

Deferred income taxes                        2,807          2,807

Stockholders' equity:
  Preferred stock, par value $.001 per
    share:  2,000 shares authorized,
    none issued                                  0              0
  Common stock, par value $.001 per
    share:  20,000 shares authorized,
    12,053 shares issued and outstanding        12             12
  Additional paid-in capital                49,586         49,573
  Retained earnings                         84,888         82,375
  Accumulated other comprehensive income     2,913          4,041
                                        ..........      .........

        Total stockholders' equity         137,399        136,001
                                        ..........      .........

        Total liabilities and
          stockholders' equity          $  156,484      $ 152,478
                                        ..........      .........
                                        ..........      .........

See Notes to Consolidated Financial Statements.


               CONSOLIDATED STATEMENTS OF INCOME
  (Unaudited and in thousands, except income per share amounts)

                                              Three Months Ended
                                             ....................
                                             March 25,  March 26,
                                               2005       2004
                                             .........  .........
Net sales and services                       $  30,215  $  36,291
Cost of sales and services                      16,192     19,802
                                             .........  .........
Gross profit                                    14,023     16,489
Operating expenses:
  Selling and marketing                          4,349      4,781
  General and administrative                     3,233      2,804
  Research and development                       3,336      3,364
                                             .........  .........
         Total operating expenses               10,918     10,949
                                             .........  .........

Income from operations                           3,105      5,540
Non-operating income:
  Interest income                                  183         56
  Minority interest in net loss of subsidiary        0          6
  Foreign currency gains and
    other income, net                              155        170
                                             .........  .........
Income before provision for income taxes         3,443      5,772

Provision for income taxes                         930      1,725

Net income                                    $  2,513   $  4,047
                                             .........  .........
                                             .........  .........

Basic income per common share                    $0.21      $0.34
                                                 .....      .....
                                                 .....      .....

Weighted average common shares outstanding      12,053     11,972
                                             .........  .........
                                             .........  .........

Diluted income per common share                  $0.21      $0.33
                                                 .....      .....
                                                 .....      .....

Weighted average common and
  common equivalent shares outstanding          12,235     12,444
                                             .........  .........
                                             .........  .........

See Notes to Consolidated Financial Statements.


                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and in thousands)

                                              Three Months Ended
                                             ....................
                                             March 25,  March 26,
                                               2005       2004
                                             .........  .........
Operating activities:
  Net income                                 $   2,513  $   4,047
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Minority interest in net loss of
        subsidiary                                   0        (6)
      Depreciation and amortization                617        611
      Tax benefit from employee stock
        option exercises                             2        234
      Provision for bad debts                       34         38
      Changes in operating assets
        and liabilities:
          Accounts receivable                  (1,602)    (4,948)
          Inventories                            (249)        734
          Other current assets                     203       (85)
          Other assets                           (129)      (228)
          Accounts payable                       1,861      1,622
          Accrued expenses and other
            current liabilities                    907        659
                                             .........  .........

              Net cash provided by
                operating activities             4,157      2,678
                                             .........  .........
Investing activities:
  Purchases of investments,
    net of redemptions                         (4,175)    (2,500)
  Purchases of property, plant and equipment     (528)      (178)
                                             .........  .........
              Net cash used in investing
                activities                     (4,703)    (2,678)
                                             .........  .........
Financing activities:
  Proceeds from exercise of common
    stock options                                   11        595
                                             .........  .........
              Net cash provided by
                financing activities                11        595
                                             .........  .........
Effect of exchange rate changes on cash
  and equivalents                                (166)         98
                                             .........  .........
Net (decrease) increase in cash
  and equivalents                                (701)        693
Cash and equivalents, beginning of period       11,329      9,740
                                             .........  .........
Cash and equivalents, end of period          $  10,628  $  10,433
                                             .........  .........
                                             .........  .........

Supplemental cash flow information:
Cash paid for:
  Interest                                   $       0  $       0
Income taxes                                 $      44  $     751

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

     The consolidated balance sheet as of March 25, 2005, and the consolidated statements of income and cash flows for the three months ended March 25, 2005 and March 26, 2004 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 25, 2005 and for all periods presented.

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

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended March 25, 2005 are not necessarily indicative of the operating results to be expected for the full year.

     The Company's quarterly closing dates end on the Friday prior and closest to the last day of each calendar quarter. The Company's fiscal year always ends on December 31st.

B.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     .......................................

     At March 25, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting periods. The fair value of the options was estimated at the date of grant using the Black Scholes option pricing model. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (In thousands, except per share data).

                                              Three months ended
                                             March 25,  March 26,
                                               2005       2004
                                             .........  .........
    Net income, as reported                  $   2,513  $   4,047
    Deduct:  Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of related tax
       effects                                 (2,838)      (313)
                                             .........  .........
    Proforma net (loss) income               $   (325)  $   3,734
                                             .........  .........
                                             .........  .........
    Income (loss) per share:
      Basic - as reported                    $    0.21  $    0.34
                                             .........  .........
      Basic - proforma                       $   (0.03) $    0.31
                                             .........  .........
      Diluted - as reported                  $    0.21  $    0.33
                                             .........  .........
      Diluted - proforma                     $  (0.03)  $    0.30
                                             .........  .........

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment" ("SFAS No. 123 (R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant-date
fair value of the stock options or other equity instruments.   SFAS 123
(R) will be effective for the first annual period beginning after June 15, 2005. While the Company currently provides the above pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis it is currently evaluating the impact this statement will have on its consolidated financial statements.

C.   INVENTORIES
     ...........

     Inventories are recorded at the lower of cost on a first-in, first
out basis or market value.   Inventories consist of the following (in
thousands):

                               March 25, 2005  December 31, 2004
                               ..............  .................
     Raw Materials             $       15,282     $       15,384
     Work-in-Process                    7,735              7,074
     Finished Goods                     4,340              4,858
     Consigned Inventory                1,433              1,523
                               ..............     ..............
                               $       28,790     $       28,839
                               ..............     ..............
                               ..............     ..............

D.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $1.4 million and $3.7 million for the three months ended March 25, 2005 and March 26, 2004, respectively.

E.   ACCRUED WARRANTY COSTS
     ......................

     Quarterly, the Company analyzes its warranty reserve for reasonableness based upon a three-year history of warranty expense incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

     Changes in the product warranty accrual during the three-month period ended March 25, 2005 were as follows (In thousands):

          Balance at December 31, 2004         $  765
            Provisions for warranties during
              the three-month period ended
              March 25, 2005                      140
            Costs of warranty obligations
              During the three-month period
              ended March 25, 2005              (156)
                                               ......
          Balance at March 25, 2005            $  749
                                               ......
                                               ......

F.   STOCK OPTIONS
     .............

     In 2004, the Company adopted a stock option plan (the "2004 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 2004 Plan, which terminates on February 23, 2014, may be exercisable for a period up to ten years. Through March 25, 2005, all options granted to employees under the 2004 Plan, including 440 thousand granted in the quarter ended March 25, 2005 have exercise prices equal to the market value of the stock on the date of grant, vest immediately, and expire ten years from the date of grant.

G.   INCOME TAXES
     ............

     Income tax expense for the quarter ended March 25, 2005 was reduced by $170 thousand for the settlement of a tax exposure item for an amount less than previously accrued.

H.   LEGAL PROCEEDINGS
     .................

     Dr. Phillips, Inc. ("Phillips"), the landlord of a facility leased through 2001 by Baublys-Control Laser ("Baublys"), a wholly owned subsidiary of the Company, filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida against Baublys and the Company, for not repairing or replacing certain personal property related to the use of the property while Baublys leased the facility.
The Company guaranteed the lease. Baublys filed a counterclaim contending that it was entitled to receive damages from Phillips for damage to specific property due to Phillips failure to maintain the leased premises. The Company believes there is no merit to the claims made by Phillips and that the ultimate outcome of this matter will not have a significant impact on the financial position and liquidity of the Company. However, if Phillips is successful in its claims, Baublys could be subject to approximately $300 thousand in damages plus interest and/or attorney fees.

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

I.   GOODWILL
     ........

     The change in the goodwill balance during the three months ended March 25, 2005 is attributable to changes in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.

J.   RECLASSIFICATIONS
     .................

     Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation.

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


Results of Operations
......................

     Net sales and services for the quarter ended March 25, 2005 decreased $6.1 million or 16.7% to $30.2 million from $36.3 million for the quarter ended March 26, 2004. The decrease is primarily attributable to decreased scanner, marking systems and high energy solid state pulsed laser sales. In addition, we experienced slight decreases in sales in our other laser product lines.

     Gross margins increased to 46.4% for the three months ended March 25, 2005 from 45.4% for the three months ended March 26, 2004. The increase is primarily due to the product mix. Gross margins vary from direct sales to distributor sales and also among the more than 250 Company product configurations.

     Selling and marketing expenses decreased to $4.3 million in the quarter ended March 25, 2005 from $4.8 million in the quarter ended March 26, 2004. The decrease of $432 thousand or 9.0% is primarily attributable to decreased variable costs such as commissions associated with the decreased sales volume. Selling and marketing expenses as a percentage of sales increased to 14.4% for the quarter ended March 25, 2005 from 13.2% for the quarter ended March 26, 2004. The increase as a percentage of sales is essentially attributable to fixed costs being absorbed by lower sales volume.

     General and administrative expenses increased $429 thousand or 15.3% from $2.8 million in the quarter ended March 26, 2004 to $3.2 million in the quarter ended March 25, 2005. The increase is primarily attributable to increased professional fees associated with the continuing compliance with Sarbanes-Oxley legislation related to internal controls, increased audit fees and increased legal fees, primarily for the Dr. Phillips litigation, offset partially by lower bonus expense as a result of lower operating income.

     Research and development costs were $3.3 and $3.4 million for the quarters ended March 25, 2005 and March 26, 2004, respectively. The cost of research activities for most of our products was consistent for the two periods in comparison. Research and development costs increased as a percentage of sales due to fixed costs being absorbed by lower sales volume.

     The increase in interest income of $127 thousand to $183 thousand in the quarter ended March 25, 2005 from $56 thousand in the quarter ended March 26, 2004 is primarily due to higher average investable cash balances during the quarter ended March 25, 2005.

     Foreign currency gains and other income was $155 thousand for the quarter ended March 25, 2005 as compared to $170 thousand for the quarter ended March 26, 2004. This is primarily attributable to the recording of $146 thousand and $220 thousand foreign currency transaction gains in 2005 and 2004, respectively, principally at Excel Europe for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. subsidiaries as a result of the decline in the value of the U.S. dollar against the Euro.

     The provision for income taxes decreased $795 thousand or 46.1% from $1.7 million in the quarter ended March 26, 2004 to $930 thousand for the current quarter ended March 25, 2005. The decrease is primarily attributable to lower pre-tax income in 2005 combined with a lower effective tax rate. The effective tax rate was 27% for the quarter ended March 25, 2005 compared to 30% for the year ended December 31, 2004. The lower rate in 2005 was primarily due to an increase in tax-exempt income and the settlement of an income tax contingency for less than the amount previously accrued.

Liquidity and Capital Resources
................................

Cash Flow Overview

     Cash, cash equivalents and investments increased $3.5 million during the first quarter of 2005 to $45.2 million. The increase was primarily due to the net cash provided by operating activities of $4.2 million partially offset by net cash used for capital expenditures of $528 thousand. The Company also experienced an unfavorable foreign exchange effect on cash and cash equivalents of $166 thousand during the first quarter of 2005. As of March 25, 2005 the Company had no bank debt.

     At March 25, 2005, the Company had working capital of $81.8 million, including cash, cash equivalents and auction rate notes of $45.2 million, compared to working capital of $80.0 million, including cash, cash equivalents and auction rate notes of $41.8 million, at December 31, 2004. The working capital increased by $1.8 million and cash, cash equivalents and investments increased by $3.5 million during the first quarter of 2005.

     Net cash provided by operating activities was $4.2 million for the quarter ended March 25, 2005 and $2.7 million for the quarter ended March 26, 2004, which were primarily attributable to net income plus the depreciation and amortization expenses, increased by net changes in working capital items in 2005, and offset partially by net changes in working capital items in 2004. Depreciation and amortization for the quarter ended March 25, 2005 was $617 thousand. Accounts receivable at March 25, 2005 of $21.0 million increased $1.2 million from December 31, 2004 primarily due to the timing of the shipments in the first quarter of 2005. Inventory at March 25, 2005 of $28.8 million decreased $49 thousand from December 31, 2004.

     Net cash used in investing activities of $4.7 million was primarily attributable to the purchase of short-term auction rate notes for $4.2 million and equipment for $528 thousand for the quarter ended March 25, 2005. Net cash used in investing activities of $2.7 million for the quarter ended March 26, 2004 was due primarily to the purchase of short-term auction rate notes for $2.5 million and equipment for $178 thousand.

     Net cash provided by financing activities was $11 thousand and $595 thousand for the quarters ended March 25, 2005 and March 26, 2004, respectively resulting from the proceeds received upon the exercise of employee stock options.

     As of March 25, 2005, the Company has no lines of credit.

     The Company intends to continue to invest in product development, plant and equipment and marketing in support of its growth strategy. These investments aid in retaining and acquiring new customers, expanding the Company's current product offerings and further developing its operating infrastructure. The Company believes that current cash, cash equivalents and investments will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and investments and those that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or secure lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available, on terms that are acceptable to the Company or at all.

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

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment" ("SFAS No. 123 (R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant-date
fair value of the stock options or other equity instruments.   SFAS 123
(R) will be effective for the first annual period beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note B - Accounting for Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

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

Forward-Looking Statements
...........................

     The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10K for the year ended December 31, 2004. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.


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

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash, cash equivalents and investments, with carrying amounts approximating market value. Assuming March 25, 2005 cash and investment levels, a one-point change in interest rates would have an approximate $450 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represent a large percentage of total net sales and services. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains included in determining consolidated results of operations were $146 thousand and $220 thousand in the quarters ended March 25, 2005 and March 26, 2004, respectively.

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

     There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended March 25, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          .................

          Dr. Phillips, Inc. ("Phillips"), the landlord of a facility leased through 2001 by Baublys-Control Laser ("Baublys"), a wholly owned subsidiary of the Company, filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida against Baublys and the Company, for not repairing or replacing certain personal property related to the use of the property while Baublys leased the facility. The Company guaranteed the lease. Baublys filed a counterclaim contending that it was entitled to receive damages from Phillips for damage to specific property due to Phillips failure to maintain the leased premises. The Company believes there is no merit to the claims made by Phillips and that the ultimate outcome of this matter will not have a significant impact on the financial position and liquidity of the Company. However, if Phillips is successful in its claims, Baublys could be subject to approximately $300 thousand in damages plus interest and/or attorney fees.

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

Item 2.   Changes in Securities, Use of Proceeds and
          ..........................................
            Issuer Purchases of Equity Securities
            .....................................

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

          None.

Item 5.   Other Information
          .................

          None.

Item 6.   Exhibits and Reports on Form 8-K
          ................................

          a)  Exhibits - 11.  Computation of net income per share
                         31.1 Certification Pursuant to Section 302 of
                                the Sarbanes-Oxley Act of 2002
                         31.2 Certification Pursuant to Section 302 of
                                the Sarbanes-Oxley Act of 2002

                         32.1 Certification Pursuant to Section 906 of
                                the Sarbanes-Oxley Act of 2002,
                                18 U.S.C. Section 1350
                         32.2 Certification Pursuant to Section 906 of
                                the Sarbanes-Oxley Act of 2002,
                                18 U.S.C. Section 1350

           b)  Reports on Form 8-K - Filed in the first quarter of 2005:

                  Form 8-K filed on January 7, 2005 relating to the employment agreement with Alice Varisano, the Company's Chief Financial Officer.

                  Form 8-K filed on January 27, 2005 relating to the press release announcing the earnings for the year ended December 31, 2004.

                  Form 8-K filed on March 15, 2005 amending the employment agreement with Antoine Dominic, the Company's Chief Executive Officer.

                  Form 8-K filed on March 15, 2005 amending the employment agreement with J. Donald Hill, the Company's Chairman.

                  Form 8-K/A filed on March 21, 2005 amending the 8-K filed on March 15, 2005 relating to the amendment to the employment agreement with J. Donald Hill, the Company's Chairman.

                               SIGNATURES
                               ..........

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:  April 26, 2005

     EXCEL TECHNOLOGY, INC.


     By:  /s/ J. Donald Hill
          .....................................
          J. Donald Hill, Chairman of the Board


     By:  /s/ Antoine Dominic
          .....................................
          Antoine Dominic, President,
          Chief Executive Officer and
          Chief Operating Officer


     By:  /s/ Alice Varisano
          .....................................
          Alice Varisano,
          Chief Financial Officer

                            INDEX TO EXHIBITS
                            .................

Exhibit No.  Description

11           Computation of Net Income Per Share

31.1         Certification Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002

31.2         Certification Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002

32.1         Certification Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002, 18 U.S.C.
             Section 1350

32.2         Certification Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002, 18 U.S.C.
             Section 1350



EXHIBIT 11

COMPUTATION OF NET INCOME PER SHARE
(In thousands, except per share data)(Unaudited)

                                        BASIC              DILUTED

                                  Three Months Ended  Three Months Ended
                                  March 25, March 26, March 25, March 26,
                                  ..................  ..................
                                     2005      2004      2005     2004
                                  ......... ......... ......... ........
Net income                        $   2,513 $   4,047 $   2,513 $  4,047
                                  ......... ......... ......... ........
                                  ......... ......... ......... ........
Weighted average common
  shares outstanding                 12,053    11,972   12,053    11,972

Weighted average common share
  equivalents outstanding:
    Stock options                         0         0      182       472
                                  ......... ......... ......... ........
Weighted average common shares
  and common share equivalents
  outstanding                       12,053     11,972    12,235   12,444
                                  ......... ......... ......... ........
                                  ......... ......... ......... ........
Net income per share              $    0.21 $    0.34 $    0.21 $   0.33
                                  ......... ......... ......... ........
                                  ......... ......... ......... ........

As of March 25, 2005, there were 381 thousand stock options outstanding that are antidilutive and not included in the above income per share calculations.


EXHIBIT 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     By:  /s/ Antoine Dominic
          ............................
          Antoine Dominic, President,
          Chief Executive Officer, and
          Chief Operating Officer

Dated:  April 26, 2005



EXHIBIT 31.2

CERTIFICATION
..............

I, Alice Varisano, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     By:  /s/ Alice Varisano
          .......................
          Alice Varisano,
          Chief Financial Officer


Dated:  April 26, 2005



EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT
.................................

     I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended March 25, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:     April 26, 2005


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


EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT
.................................


     I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended March 25, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:     April 26, 2005


          /s/ Alice Varisano
          .......................
          Alice Varisano,
          Chief Financial Officer


     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
23