Form 10-Q
period 2005-06-24
EXCEL TECHNOLOGY INC
filed 2005-07-26
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
               ..........................................

                               FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                         EXCEL TECHNOLOGY, INC.

         (Exact name of Registrant as specified in its Charter)
               ..........................................


For the quarter ended June 24, 2005       Commission File Number 0-19306

               Delaware                             11-2780242
    (State or other jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)             Identification No.)

            41 Research Way                       (631) 784-6175
        E. Setauket, NY 11733              Registrant's Telephone Number)
(Address of Principal Executive Offices)


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

                            Yes [X]  No [ ]

The number of shares of the Registrant's common stock outstanding as of July 25, 2005 was: 12,053,529.















                                CONTENTS

                    PART I.   FINANCIAL INFORMATION
                                                                     Page
Item 1.  Consolidated Financial Statements:
         ..................................

         Consolidated Balance Sheets as of June 24, 2005
           (unaudited)and December 31, 2004                            3

         Consolidated Statements of Income (unaudited) for the
           Three Months Ended June 24, 2005 and June 25, 2004          4

         Consolidated Statements of Income (unaudited) for the
           Six Months Ended June 24, 2005 and June 25, 2004            5

         Consolidated Statements of Cash Flows (unaudited) for the
           Six Months Ended June 24, 2005 and June 25, 2004            6

         Notes to Consolidated Financial Statements (unaudited)        7

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
           Condition and Results of Operations                        10
           ...................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   14
         ..........................................................

Item 4.  Controls and Procedures                                      15
         .......................

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            15
         .................

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         .................................................
           Purchases Of Equity Securities                             16
           ..............................

Item 3.  Defaults upon Senior Securities                              16
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders          16
         ...................................................

Item 5.  Other Information                                            16
         .................

Item 6.  Exhibits and Reports on Form 8-K                             16
         ................................

         (a) Exhibits - (11) Computation of net income per share      20
                        (31) Certifications Pursuant to Section 302
                               of the Sarbanes-Oxley Act of 2002      21
                        (32) Certifications Pursuant to Section 906
                               of the Sarbanes-Oxley Act of 2002, 18
                               U.S.C. Section 1350                    23

         (b) Reports on Form 8-K


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         ..................................

                      CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share amounts)

                                             June 24, 2005  Dec. 31, 2004
                                             .............  .............
                                              (Unaudited)
Assets
.......

Current assets:
  Cash                                       $       9,810  $      11,329
  Investments                                       34,900         30,425
  Accounts receivable, less allowance for
    doubtful accounts of $743 and $796 in
    2005 and 2004, respectively                     22,872         19,782
  Inventories                                       30,582         28,839
  Deferred income taxes                              1,578          1,598
  Other current assets                               1,370          1,703
                                             .............  .............
              Total current assets                 101,112         93,676
                                             .............  .............

Property, plant and equipment                       26,001         26,492
Other assets                                           219            289
Goodwill                                            31,522         32,021
                                             .............  .............

              Total assets                   $     158,854  $     152,478
                                             .............  .............
                                             .............  .............
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                           $       6,036  $       5,265
  Accrued expenses and other current
    liabilities                                      9,893          8,405
                                             .............  .............
              Total current liabilities             15,929         13,670
                                             .............  .............

Deferred income taxes                                2,807          2,807

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                 0              0

Common stock, par value $.001 per share:
  20,000 shares authorized, 12,054 and 12,053
    shares issued and outstanding in 2005 and
    2004, respectively                                  12             12
Additional paid-in capital                          49,586         49,573
Retained earnings                                   88,877         82,375
Accumulated other comprehensive income               1,643          4,041
                                             .............  .............


              Total stockholders' equity           140,118        136,001
                                             .............  .............

              Total liabilities and
                stockholders' equity         $     158,854  $     152,478
                                             .............  .............
                                             .............  .............


See Notes to Consolidated Financial Statements.


                   CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited and in thousands, except income per share amounts)

                                                     Three Months Ended
                                                     ...................
                                                     June 24,    June 25,
                                                       2005        2004
                                                     .........  .........
Net sales and services                               $  33,296  $  34,163

Cost of sales and services                              17,073     17,502
                                                     .........  .........
Gross profit                                            16,223     16,661

Operating expenses:
  Selling and marketing                                  4,718      4,817
  General and administrative                             2,727      2,927
  Research and development                               3,755      3,401
                                                     .........  .........
         Total operating expenses                       11,200     11,145
                                                     .........  .........
Income from operations                                   5,023      5,516
Non-operating income:
  Interest income                                          274         74
  Foreign currency gains and other income, net               5        197
                                                     .........  .........

Income before provision for income taxes                 5,302      5,787

Provision for income taxes                               1,313      1,736
                                                     .........  .........
Net income                                           $   3,989  $   4,051
                                                     .........  .........
                                                     .........  .........


Basic income per common share                            $0.33      $0.34
                                                     .........  .........
                                                     .........  .........
Weighted average common shares outstanding              12,054     12,028
                                                     .........  .........
                                                     .........  .........
Diluted income per common share                          $0.33      $0.33
                                                     .........  .........
                                                     .........  .........
Weighted average common and
  common equivalent shares outstanding                  12,237     12,449
                                                     .........  .........
                                                     .........  .........


See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited and in thousands, except income per share amounts)

                                                      Six Months Ended
                                                     ...................
                                                     June 24,    June 25,
                                                       2005        2004
                                                     .........  .........


Net sales and services                               $  63,510  $  70,453
Cost of sales and services                              33,265     37,304
                                                     .........  .........
Gross profit                                            30,245     33,149

Operating expenses:
  Selling and marketing                                  9,067      9,598
  General and administrative                             5,961      5,731
  Research and development                               7,090      6,765
                                                     .........  .........
         Total operating expenses                       22,118     22,094

Income from operations                                   8,127     11,055

Non-operating income:
  Interest income                                          457        130
  Minority interest in net loss of subsidiary                0          6
  Foreign currency gains and other income, net             161        369
                                                     .........  .........
Income before provision for income taxes                 8,745     11,560

Provision for income taxes                               2,243      3,462
                                                     .........  .........
Net income                                           $   6,502  $   8,098

                                                     .........  .........
                                                     .........  .........

Basic income per common share                            $0.54      $0.67
                                                     .........  .........
                                                     .........  .........
Weighted average common shares outstanding              12,053     12,000
                                                     .........  .........
                                                     .........  .........
Diluted income per common share                          $0.53      $0.65
                                                     .........  .........
                                                     .........  .........
Weighted average common and
  common equivalent shares outstanding                  12,236     12,447
                                                     .........  .........
                                                     .........  .........

See Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and in thousands)

                                                      Six Months Ended
                                                     ...................
                                                     June 24,    June 25,
                                                       2005        2004
                                                     .........  .........
Operating activities:
  Net income                                         $   6,502  $   8,098
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest in net loss of subsidiary            0        (6)
      Depreciation and amortization                      1,158      1,250
      Tax benefit from employee stock
        option exercises                                     2        903
      Provision for bad debts                                6         96
      Changes in operating assets and liabilities:
        Accounts receivable                            (3,854)    (3,632)
        Inventories                                    (2,513)    (1,678)
        Other current assets                               261      (226)
        Other assets                                     (146)      (209)
        Accounts payable                                   891      1,282
        Accrued expenses and other current
          liabilities                                    1,741         63
                                                     .........  .........
              Net cash provided by
                operating activities                     4,048      5,941
                                                     .........  .........
Investing activities:
  Purchases of investments, net of redemptions         (4,475)    (6,000)
  Purchases of property, plant and equipment             (858)      (630)
                                                     .........  .........
              Net cash used in investing activities    (5,333)    (6,630)
                                                     .........  .........
Financing activities:
  Proceeds from exercise of common stock options            11      1,103
                                                     .........  .........
              Net cash provided by
                financing activities                        11      1,103
                                                     .........  .........

Effect of exchange rate changes on cash
  and equivalents                                        (245)      (107)
                                                     .........  .........
Net (decrease) increase in cash and equivalents        (1,519)        307

Cash and equivalents, beginning of period              11,329       9,740
                                                     .........  .........
Cash and equivalents, end of period                  $   9,810  $  10,047
                                                     .........  .........
                                                     .........  .........
Supplemental cash flow information:

Cash paid for:
  Interest                                           $       0  $       0
  Income taxes                                       $     766  $   3,057


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

     The consolidated balance sheet as of June 24, 2005, the consolidated statements of income for the three months and six months ended June 24, 2005 and June 25, 2004 and the consolidated statements of cash flows for the six months ended June 24, 2005 and June 25, 2004 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 24, 2005 and for all periods presented.

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended June 24, 2005 are not necessarily indicative of the operating results to be expected for the full year.

     The Company's quarterly closing dates are on the Friday prior and closest to the last day of each calendar quarter. The Company's fiscal year always ends on December 31st.

B.  ACCOUNTING FOR STOCK-BASED COMPENSATION
    .......................................

     At June 24, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The fair value of the options was estimated at the date of grant using the Black Scholes option-pricing model. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (In thousands, except per share data).


                                    Six months ended   Three months ended
                                   ..................  ..................
                                   June 24,  June 25,  June 24,  June 25,
                                     2005      2004      2005      2004
                                   ........  ........  ........  ........
Net income, as reported            $  6,502  $  8,098  $  3,989  $  4,051

Deduct:  Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards, net of
  related tax effects               (2,928)   (1,909)      (90)   (1,572)
                                   ........  ........  ........  ........
Proforma net income                $  3,574  $  6,189  $  3,899  $  2,479
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

Income per share:
  Basic - as reported                 $0.54     $0.67     $0.33     $0.34
                                   ........  ........  ........  ........
  Basic - proforma                    $0.30     $0.52     $0.32     $0.21
                                   ........  ........  ........  ........

  Diluted - as reported               $0.53     $0.65     $0.33     $0.33
                                   ........  ........  ........  ........
  Diluted - proforma                  $0.29     $0.50     $0.32     $0.20
                                   ........  ........  ........  ........

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

C.  INVENTORIES
    ...........

     Inventories are recorded at the lower of cost on a first-in, first
out basis or market value.   Inventories consist of the following (in
thousands):

                                         June 24, 2005  December 31, 2004
                                         .............  .................
         Raw Materials                      $   15,246         $   15,384
         Work-in-Process                         9,209              7,074
         Finished Goods                          4,578              4,858
         Consigned Inventory                     1,549              1,523
                                            ..........         ..........
                                            $   30,582         $   28,839
                                            ..........         ..........
                                            ..........         ..........


D.  COMPREHENSIVE INCOME
    ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $2.7 million and $3.6 million for the three months ended June 24, 2005 and June 25, 2004, respectively and $4.1 million and $7.3 million for the six months ended June 24, 2005 and June 25, 2004, respectively.


E.  ACCRUED WARRANTY COSTS
    ......................

     Quarterly, the Company analyzes its warranty reserve for reasonableness based upon a three-year history of warranty expense incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

     Changes in the product warranty accrual during the six-month period ended June 24, 2005 were as follows (In thousands):


         Balance at December 31, 2004                  $  765
           Provisions for warranties during the
             six-month period ended June 24, 2005         220
           Costs of warranty obligations during the
             six-month period ended June 24, 2005       (279)
                                                       ......
         Balance at June 24, 2005                      $  706

F.  STOCK OPTIONS
    .............

     In 2004, the Company adopted a stock option plan (the "2004 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 2004 Plan, which terminates on February 23, 2014, may be exercisable for a period up to ten years. All options granted to employees under the 2004 Plan, including 440 thousand granted in February 2005, have exercise prices equal to the market value of the stock on the date of grant, vest immediately, and expire ten years from the date of grant.

G.  INCOME TAXES
    ............

     Income tax expense for the six months ended June 24, 2005 was reduced by $340 thousand for the settlement of a tax exposure item for an amount less than previously accrued.

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

     The Company and its subsidiaries are subject to various claims, which have arisen in the normal course of business. The impact of the final resolution of these matters on the Company's results of operations in a particular reporting period is not known. Management is of the opinion, however, that the ultimate outcome of such matters will not have a material adverse effect upon the Company's financial condition or liquidity.

I.  GOODWILL
    ........

     The change in the goodwill balance during the six months ended June 24, 2005 is attributable to changes in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.

J.  RECLASSIFICATIONS
    .................

     The net purchases of auction rate note investments in the consolidated statement of cash flows for the six months ended June 25, 2004 have been reclassified to conform to the 2005 presentation.

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

Results of Operations
......................

     Net sales and services for the quarter ended June 24, 2005 decreased $867 thousand or 2.5% to $33.3 million from $34.2 million for the quarter ended June 25, 2004. For the six months ended June 24, 2005, net sales and services were $63.5 million, a decrease of $6.9 million or 9.9% from $70.5 million in the six months ended June 25, 2004. The decreases for the quarter and the six months in comparison are primarily attributable to lower sales in scanner and marking systems sales. In addition, the Company had modest decreases in solid-state laser, pulsed laser and CO2 laser sales.

     Gross margins decreased to 48.7% for the quarter ended June 24, 2005 from 48.8% for the quarter ended June 25, 2004. For the six months ended June 24, 2005, gross margins increased to 47.6% from 47.1% in the six months ended June 25, 2004. These variances are primarily due to the product mix and the sales volume. Gross margins vary from direct sales to distributor sales and also among the more than 250 Company product configurations.

     Selling and marketing expenses decreased to $4.7 million in the quarter ended June 24, 2005 from $4.8 million in the quarter ended June 25, 2004. The decrease of $99 thousand or 2.1% is primarily attributable to decreased variable costs such as commissions associated with the decreased sales volume. For the six months ended June 24, 2005, selling and marketing expenses were $9.1million as compared to $9.6 million for the same period in 2004, which also resulted from decreased variable costs. Selling and marketing expenses as a percentage of sales were 14.2% for the quarter ended June 24, 2005, as compared to 14.1% for the quarter ended June 25, 2004. Selling and marketing expenses as a percentage of sales increased to 14.3% for the six months ended June 24, 2005 from 13.6% for the comparable period in the prior year. The increase as a percentage of sales is essentially attributable to fixed costs being absorbed by lower sales volume.

     General and administrative expenses decreased $200 thousand or 6.8% from $2.9 million in the quarter ended June 25, 2004 to $2.7 million in the quarter ended June 24, 2005. This decrease was primarily due to lower legal and bonus expenses. For the six months ended June 24, 2005, general and administrative expenses increased $230 thousand to $6.0 million from $5.7 million in 2004. The increase for the six-month period is primarily attributable to increased professional fees associated with the continuing compliance with Sarbanes-Oxley legislation related to internal controls, increased audit fees and increased legal fees, primarily for the Dr. Phillips litigation, offset partially by lower bonus expense as a result of lower operating income.

     Research and development costs were $3.8 and $3.4 million for the quarters ended June 24, 2005 and June 25, 2004, respectively. For the six months ended June 24, 2005, research and development costs increased $325 thousand or 4.8% to $7.1 million from $6.8 million in 2004. The cost of research activities for most of our products was higher for the periods in comparison. Research and development costs increased as a percentage of sales due to lower sales volume as our research and development expenditures primarily consist of fixed costs.

     Interest income increased $200 thousand to $274 thousand in the quarter ended June 24, 2005 from $74 thousand in the same period of 2004 and $327 thousand to $457 thousand in the six months ended June 25, 2004 from $130 thousand in the same period of 2004. The increases are primarily due to higher average investable cash balances and higher interest rates during each 2005 period.

     Foreign currency gains and other income was $5 thousand for the quarter ended June 24, 2005 as compared to $197 thousand for the quarter ended June 25, 2004. Foreign currency gains and other income was $161 thousand for the six months ended June 24, 2005 as compared to $369 thousand for the six months ended June 25, 2004. This is primarily attributable to the recording of $141 thousand and $388 thousand of net foreign currency transaction gains in the first six months of 2005 and 2004, respectively, principally at Excel Europe and Japan for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. subsidiaries. The quarter ended June 24, 2005 included foreign currency transaction losses of $5 thousand and the quarter ended June 25, 2004 included $168 thousand of foreign currency transaction gains.

     The provision for income taxes decreased $423 thousand or 24.4% from $1.7 million in the quarter ended June 25, 2004 to $1.3 million for the current quarter ended June 24, 2005. For the six months ended June 24, 2005, the provision for income taxes decreased $1.2 million or 35.2% from $3.5 million in the comparable period in 2004. The decreases are primarily attributable to lower pre-tax income in 2005 combined with a lower effective tax rate. The effective tax rate was 25.6% for the six months ended June 24, 2005 compared to 30% for the year ended December 31, 2004. The lower rate in 2005 was primarily due to an increase in tax-exempt income and the settlement of an income tax contingency for less than the amount previously accrued.


Liquidity and Capital Resources
................................

Cash Flow Overview

     Cash and investments increased $3.0 million during the six months ended June 24, 2005 to $44.7 million. The increase was primarily due to the net cash provided by operating activities of $4.0 million partially offset by net cash used for capital expenditures of $858 thousand. The Company also experienced an unfavorable foreign exchange effect on cash and cash equivalents of $245 thousand during the six months ended June 24, 2005. As of June 24, 2005 the Company had no bank debt.

     At June 24, 2005, the Company had working capital of $85.2 million, including cash and auction rate notes of $44.7 million, compared to working capital of $80.0 million, including cash and auction rate notes of $41.8 million, at December 31, 2004. Working capital increased by $5.2 million and cash and investments increased by $3.0 million during the six months ended June 24, 2005.

     Net cash provided by operating activities was $4.0 million for the six months ended June 24, 2005 and $5.9 million for the six months ended June 25, 2004, which were primarily attributable to net income plus the depreciation and amortization expenses, offset partially by net changes in working capital items. Depreciation and amortization for the six months ended June 24, 2005 was $1.2 million. Accounts receivable at June 24, 2005 of $22.9 million increased $3.9 million from December 31, 2004 primarily due to the timing of the shipments in the second quarter of 2005. Inventory at June 24, 2005 of $30.6 million increased $2.5 million from December 31, 2004 primarily due to the shorter lead times required by our customers.

     Net cash used in investing activities of $5.3 million was primarily attributable to the purchase of short-term auction rate notes for $4.5 million and equipment for $858 thousand for the six months ended June 24, 2005. Net cash used in investing activities of $6.6 million for the six months ended June 25, 2004 was due primarily to the purchase of short-term auction rate notes for $6.0 million and equipment for $630 thousand.

     Net cash provided by financing activities was $11 thousand and $1.1 million for the six months ended June 24, 2005 and June 25, 2004, respectively, resulting from the proceeds received upon the exercise of employee stock options.

     As of June 24, 2005, the Company has no lines of credit.

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

New Accounting Pronouncements
..............................

     On December 21, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP No. 109-1"), and FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax deduction for domestic manufacturing activities from this legislation should be accounted for as a "special deduction" and reduce tax expense in the period(s) the amounts are deductible on the tax returns, not as an adjustment of recorded deferred tax assets and liabilities. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has determined that it will not repatriate any undistributed foreign earnings, under the new tax legislation and, therefore, the legislation as it relates to undistributed foreign earnings will not have an affect on the Company's consolidated financial statements.

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

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have a significant impact on its consolidated financial statements.

     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes ("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

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

Item 3.  Quantitative and Qualitative Disclosures
         ........................................
           About Market Risk
           .................

Market Risk
............

     The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on demand deposits with banks and money market funds and foreign currency exchange rates, generating translation and transaction gains and losses.

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash, cash equivalents and investments, with carrying amounts approximating market value. Assuming June 24, 2005 cash and investment levels, a one-point change in interest rates would have an approximate $450 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represent a large percentage of total net sales and services. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains included in determining consolidated results of operations were $141 thousand and $388 thousand in the six months ended June 24, 2005 and June 25, 2004, respectively.

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

     There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended June 24, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




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

     The Company and its subsidiaries are subject to various claims, which have arisen in the normal course of business. The impact of the final resolution of these matters on the Company's results of operations in a particular reporting period is not known. Management is of the opinion, however, that the ultimate outcome of such matters will not have a material adverse effect upon the Company's financial condition or liquidity.

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

     The Company's Annual Meeting of Stockholders was held on April 19, 2005. At the Meeting:

 (i) The following persons were elected as directors of the Company, to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified, each receiving the number of votes set forth opposite their names:

                              FOR        WITHHELD       AGAINST
                           .........     .........      .......
       J. Donald Hill      6,911,276     2,117,088           0
       Steven Georgiev     8,859,400       168,964           0
       Howard S. Breslow   6,930,645     2,097,719           0
       Donald E. Weeden    8,942,257        86,107           0
       Ira J. Lamel        8,942,646        85,718           0

 (ii) The appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2005 was ratified, with 9,002,057 shares voting in favor of the appointment, 24,466 shares voting against, and 1,841 shares abstaining from voting.

Item 5.  Other Information
         .................

         None.

Item 6.  Exhibits and Reports on Form 8-K
         .................................

     a)  Exhibits -  11.   Computation of net income per share
                     31.1  Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002
                     31.2  Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002
                     32.1  Certification Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002, 18 U.S.C.
                           Section 1350
                     32.2  Certification Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002, 18 U.S.C.
                           Section 1350
     b)  Reports on Form 8-K - Filed in the second quarter of 2005:

              Form 8-K filed on April 20, 2005 relating to the press release announcing the earnings for the quarter ended March 31, 2005.

              Form 8-K/A filed on May 6, 2005 amending the 8-K filed on March 15, 2005 relating to employment agreements with the Company's Chief Executive Officer, Antoine Dominic; Chairman, J. Donald Hill; and Chief Financial Officer, Alice Varisano.

                              SIGNATURES
                              ..........


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:  July 26, 2005

  EXCEL TECHNOLOGY, INC.


  By:  /s/  J. Donald Hill
       .....................................
       J. Donald Hill, Chairman of the Board


  By:  /s/ Antoine Dominic
       ...................................
       Antoine Dominic, President,
       Chief Executive Officer and
       Chief Operating Officer


  By:  /s/ Alice Varisano
       ...................................
       Alice Varisano,
       Chief Financial Officer


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

      32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                        Section 1350

      32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                        Section 1350

EXHIBIT 11

COMPUTATION OF NET INCOME PER SHARE
(In thousands, except per share data)(Unaudited)

                                         BASIC              DILUTED
                                   Three Months Ended  Three Months Ended
                                   ..................  ..................
                                   June 24,  June 25,  June 24,  June 25,
                                     2005      2004      2005      2004
                                   ........  ........  ........  ........
Net income                         $  3,989  $  4,051  $  3,989  $  4,051
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........
Weighted average common
  shares outstanding                 12,054    12,028    12,054    12,028

Weighted average common
  share equivalents outstanding:
    Stock options                         0         0       183       421
                                   ........  ........  ........  ........
Weighted average common shares
  and common share equivalents
  outstanding                        12,054    12,028    12,237    12,449
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

Net income per share               $   0.33  $   0.34  $   0.33  $   0.33
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

                                    Six Months Ended    Six Months Ended
                                   ..................  ..................
                                   June 24,  June 25,  June 24,  June 25,
                                     2005      2004      2005      2004
                                   ........  ........  ........  ........

Net income                         $  6,502  $  8,098  $  6,502  $  8,098
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

Weighted average common
  shares outstanding                 12,053    12,000    12,053    12,000

Weighted average common
  share equivalents outstanding:
    Stock options                         0         0       183      447
                                   ........  ........  ........  ........

Weighted average common shares
  and common share equivalents
    outstanding                      12,053    12,000    12,236    12,447
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........
Net income per share               $   0.54  $   0.67  $   0.53  $   0.65
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

As of June 24, 2005, there were 381 thousand stock options outstanding that are antidilutive and not included in the above income per share calculations.

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

Dated:  July 26, 2005


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


Dated:  July 26, 2005


EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT


  I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended June 24, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  July 26, 2005



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


EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT


  I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended June 24, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  July 26, 2005



    /s/ Alice Varisano
    ..................
    Alice Varisano,
    Chief Financial Officer


     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.