Form 10-Q
period 2005-09-30
EXCEL TECHNOLOGY INC
filed 2005-10-28
CIK 873603

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


For the quarter ended September 30, 2005  Commission File Number 0-19306

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

                            Yes [X]  No [ ]

The number of shares of the Registrant's common stock outstanding as of October 27, 2005 was: 12,053,529.
                                 CONTENTS

                     PART I.  FINANCIAL INFORMATION
                                                                    Page
Item 1.  Consolidated Financial Statements:
         ..................................

         Consolidated Balance Sheets as of September 30, 2005
           (unaudited) and December 31, 2004                          3

         Consolidated Statements of Income (unaudited) for the
           Three Months Ended September 30, 2005 and
           September 24, 2004                                         4

         Consolidated Statements of Income (unaudited) for the Nine
           Months Ended September 30, 2005 and September 24, 2004     5

         Consolidated Statements of Cash Flows (unaudited) for the
           Nine Months Ended September 30, 2005 and
           September 24, 2004                                         6

         Notes to Consolidated Financial Statements (unaudited)       7

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
           Condition and Results of Operations                       10
           ...................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk  15
         ..........................................................

Item 4.  Controls and Procedures                                     15
         .......................

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                           16
         .................

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         .................................................
           Purchases Of Equity Securities                            16
           ..............................

Item 3.  Defaults upon Senior Securities                             16
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders         16
         ...................................................

Item 5.  Other Information                                           16
         .................

Item 6.  Exhibits and Reports on Form 8-K                            16
         ................................

         (a) Exhibits -  (11) Computation of net income per share    20
                         (31) Certifications Pursuant to Section
                              302 of the Sarbanes-Oxley Act of 2002  21
                         (32) Certifications Pursuant to
                              Section 906 of the Sarbanes-Oxley Act
                              of 2002, 18 U.S.C. Section 1350        23

         (b) Reports on Form 8-K


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         ..................................

                      CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share amounts)

                                            Sept. 30, 2005  Dec. 31, 2004
                                            ..............  .............

  (Unaudited)
Assets
.......

Current assets:
  Cash                                         $     8,467    $    11,329
  Investments                                       37,000         30,425
  Accounts receivable, less allowance for
    doubtful accounts of $885 and $796 in
    2005 and 2004, respectively                     24,542         19,782
  Inventories                                       32,028         28,839
  Deferred income taxes                              1,576          1,598
  Other current assets                               1,536          1,703
                                               ...........    ...........

         Total current assets                      105,149         93,676
                                               ...........    ...........

Property, plant and equipment                       25,418         26,492
Other assets                                           197            289
Goodwill                                            31,511         32,021

         Total assets                          $   162,275    $   152,478
                                               ...........    ...........
                                               ...........    ...........
Liabilities and Stockholders' Equity
.....................................
Current liabilities:
  Accounts payable                             $     5,452    $     5,265
  Accrued expenses and other
   current liabilities                               9,362          8,405
                                               ...........    ...........
         Total current liabilities                  14,814         13,670
                                               ...........    ...........
Deferred income taxes                                2,807          2,807
Minority interest in subsidiary                         34              0
Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                 0              0
  Common stock, par value $.001 per share:
    20,000 shares authorized, 12,054 and 12,053
    shares issued and outstanding in 2005 and
    2004, respectively                                  12             12
  Additional paid-in capital                        49,586         49,573
  Retained earnings                                 93,231         82,375
  Accumulated other comprehensive income             1,791          4,041
                                               ...........    ...........

         Total stockholders' equity                144,620        136,001
                                               ...........    ...........

         Total liabilities and
           stockholders' equity                $   162,275    $   152,478
                                               ...........    ...........
                                               ...........    ...........

See Notes to Consolidated Financial Statements.


                   CONSOLIDATED STATEMENTS OF INCOME
      (Unaudited and in thousands, except income per share amounts)

                                                      Three Months Ended
                                                      Sept. 30, Sept. 24,
                                                       2005        2004
                                                     .........  .........


Net sales and services                               $  37,842  $  34,902
Cost of sales and services                              19,803     18,754
                                                     .........  .........

Gross profit                                            18,039     16,148

Operating expenses:
  Selling and marketing                                  5,027      4,521
  General and administrative                             3,536      2,631
  Research and development                               3,757      3,291

     Total operating expenses                           12,320     10,443
                                                     .........  .........

Income from operations                                   5,719      5,705

Non-operating (income) expenses:
  Interest income                                        (337)       (97)
  Minority interest in net income of subsidiary             34          0
  Foreign currency losses (gains)
    and other income, net                                   58      (124)
                                                     .........  .........

Income before provision for income taxes                 5,964      5,926

Provision for income taxes                               1,610      1,778
                                                     .........  .........

Net income                                           $   4,354  $   4,148
                                                     .........  .........
                                                     .........  .........

  Basic income per common share                          $0.36      $0.34
                                                         .....      .....
                                                         .....      .....

  Weighted average common shares outstanding            12,054     12,052
                                                     .........  .........
                                                     .........  .........

  Diluted income per common share                        $0.36      $0.34
                                                         .....      .....
                                                         .....      .....
  Weighted average common and
    common equivalent shares outstanding                12,259     12,255
                                                     .........  .........
                                                     .........  .........


See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF INCOME
      (Unaudited and in thousands, except income per share amounts)

                                                      Nine Months Ended
                                                     Sept. 30,  Sept. 24,
                                                        2005       2004
                                                     .........  .........

Net sales and services                               $ 101,352  $ 105,355
Cost of sales and services                              53,068     56,058
                                                     .........  .........

Gross profit                                            48,284     49,297

Operating expenses:
  Selling and marketing                                 14,094     14,119
  General and administrative                             9,496      8,361
  Research and development                              10,848     10,057
                                                     .........  .........

    Total operating expenses                            34,438     32,537
                                                     .........  .........

Income from operations                                  13,846     16,760

Non-operating (income) expense:
  Interest income                                        (794)      (228)
  Minority interest in net income (loss)
    of subsidiary                                           34        (6)
  Foreign currency gains and other income, net           (103)      (492)
                                                     .........  .........

Income before provision for income taxes                14,709     17,486

Provision for income taxes                               3,853      5,240
                                                     .........  .........
Net income                                           $  10,856  $  12,246

  Basic income per common share                          $0.90      $1.02
                                                         .....      .....
                                                         .....      .....

  Weighted average common shares outstanding            12,053     12,017
                                                     .........  .........
                                                     .........  .........

  Diluted income per common share                        $0.89      $0.99
                                                         .....      .....
                                                         .....      .....

  Weighted average common and
    common equivalent shares outstanding                12,243     12,392
                                                     .........  .........
                                                     .........  .........



See Notes to Consolidated Financial Statements.


                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited and in thousands)

                                                      Nine Months Ended
                                                     Sept. 30, Sept. 24,
                                                        2005      2004
                                                     .........  .........

Operating activities:
  Net income                                         $  10,856  $  12,246
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest in net income (loss)
        of subsidiary                                       34        (6)
      Depreciation and amortization                      2,122      1,913
      Tax benefit from employee stock
        Option exercises                                     2        951
      Loss on sale of equipment                              7          0
      Provision for bad debts                               42        240
      Changes in operating assets and liabilities:
        Accounts receivable                            (5,746)    (2,556)
        Inventories                                    (3,766)    (2,956)
        Other current assets                                95      (409)
        Other assets                                       182      (368)
        Accounts payable                                   306      1,742
        Accrued expenses and other
          current liabilities                            1,173        139
                                                     .........  .........
          Net cash provided by operating activities      5,307     10,936
                                                     .........  .........
Investing activities:
  Purchases of investments, net of redemptions         (6,575)   (10,007)
  Purchases of property, plant and equipment           (1,508)    (1,039)
                                                     .........  .........
          Net cash used in investing activities        (8,083)   (11,046)
                                                     .........  .........
Financing activities:
  Proceeds from exercise of common stock options            11      1,109
                                                     .........  .........

          Net cash provided by financing activities         11      1,109
                                                     .........  .........
Effect of exchange rate changes on cash
  and equivalents                                         (97)       (89)
                                                     .........  .........
Net (decrease) increase in cash and equivalents        (2,862)        910
Cash and equivalents, beginning of period               11,329      9,740
                                                     .........  .........
Cash and equivalents, end of period                  $   8,467  $  10,650
                                                     .........  .........
                                                     .........  .........
Supplemental cash flow information:
Cash paid for:
  Interest                                           $       0  $       0
  Income taxes                                       $   3,327  $   4,654


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

     The consolidated balance sheet as of September 30, 2005, the consolidated statements of income for the three months and nine months ended September 30, 2005 and September 24, 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2005 and September 24, 2004 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2005 and for all periods presented.

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

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

     The Company's quarterly closing dates are on the Friday prior and closest to the last day of each calendar quarter. The Company's fiscal year always ends on December 31st.

B.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     .......................................

     At September 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The fair value of the options was estimated at the date of grant using the Black Scholes option-pricing model. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (In thousands, except per share data).

                                Nine months ended     Three months ended
                               Sept. 30,  Sept. 24,  Sept. 30,  Sept. 24,
                                  2005      2004       2005       2004
                               .........  .........  .........  .........

Net income, as reported        $  10,856  $  12,246  $   4,354  $   4,148
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects      (2,936)    (2,226)        (8)      (317)
                               .........  .........  .........  .........
Proforma net income            $   7,920  $  10,020  $   4,346  $   3,831
                               .........  .........  .........  .........
                               .........  .........  .........  .........

Income per share:
 Basic - as reported               $0.90      $1.02      $0.36      $0.34
                               .........  .........  .........  .........
 Basic - proforma                  $0.66      $0.83      $0.36      $0.32
                               .........  .........  .........  .........

 Diluted - as reported             $0.89      $0.99      $0.36      $0.34
                               .........  .........  .........  .........
 Diluted - proforma                $0.65      $0.81      $0.35      $0.31
                               .........  .........  .........  .........

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant-date fair value of the stock
options or other equity instruments.   SFAS 123 (R) will be effective for
the first annual period beginning after June 15, 2005. While the Company currently provides the above pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis it is currently evaluating the impact this statement will have on its consolidated financial statements.

C.   INVENTORIES
     ...........

Inventories are recorded at the lower of cost on a first-in, first out
basis or market value.   Inventories consist of the following (in
thousands):

                                    September 30, 2005  December 31, 2004
                                    ..................  .................
     Raw Materials                      $       16,946      $      15,384
     Work-in-Process                             9,213              7,074
     Finished Goods                              4,555              4,858
     Consigned Inventory                         1,314              1,523
                                        ..............      .............
                                        $       32,028      $      28,839
                                        ..............      .............
                                        ..............      .............

D.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $4.5 million and $5.2 million for the three months ended September 30, 2005 and September 24, 2004, respectively and $8.6 million and $12.5 million for the nine months ended September 30, 2005 and September 24, 2004, respectively.

E.   ACCRUED WARRANTY COSTS
     ......................

     Quarterly, the Company analyzes its accrued warranty liability for reasonableness based upon a three-year history of warranty expense incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

     Changes in the product warranty accrual during the nine-month period ended September 30, 2005 were as follows (In thousands):

     Balance at December 31, 2004            $  765
       Provisions for warranties during
         the nine-month period ended
         September 30, 2005                     400
       Costs of warranty obligations
         during the nine- month period ended
         September 30, 2005                   (468)
                                             ......
     Balance at September 30, 2005           $  697
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

G.   INCOME TAXES
     ............

     Income tax expense for the nine months ended September 30, 2005 was reduced by $510 thousand for the settlement of a tax exposure item for an amount less than previously accrued.

H.   LEGAL PROCEEDINGS
     .................

     Dr. Phillips, Inc. ("Phillips"), the landlord of a facility leased through 2001 by Baublys-Control Laser ("Baublys"), a wholly owned subsidiary of the Company, filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida against Baublys and the Company, for not repairing or replacing certain personal property related to the use of the property while Baublys leased the facility.
The Company guaranteed the lease. Baublys filed a counterclaim contending that it was entitled to receive damages from Phillips for damage to specific property due to Phillips failure to maintain the leased premises. In September 2005, the Circuit Court of the Ninth Judicial Circuit ruled that the Company is liable for damages of $124 thousand plus interest of $46 thousand and is liable for certain Plaintiff legal fees. The Company is in the process of assessing whether to appeal this decision or to otherwise settle this lawsuit. The liability for the damages and estimated legal fees were recorded in general and administrative expenses in the accompanying consolidated statement of income for the quarter ended September 30, 2005.

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

I.   GOODWILL
     ........

     The change in the goodwill balance during the nine months ended September 30, 2005 is attributable to changes in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.

J.   RECLASSIFICATIONS
     .................

     The net purchases of auction rate note investments in the consolidated statement of cash flows for the nine months ended September 24, 2004 have been reclassified to conform to the 2005 presentation.

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

Results of Operations
......................

     Net sales and services for the quarter ended September 30, 2005 increased $2.9 million or 8.4% to $37.8 million from $34.9 million for the quarter ended September 24, 2004. For the nine months ended September 30, 2005, net sales and services were $101.4 million, a decrease of $4.0 million or 3.8% from $105.4 million in the nine months ended September 24, 2004. The increase for the quarter is primarily attributable to increased sales of high power solid-state lasers, marking systems, CO2lasers, optical component and light and color measurement instrument sales. The decrease for the nine months in comparison is primarily attributable to lower scanner, solid state lasers and marking systems sales offset partially by higher solid-state systems, pulsed laser, CO2laser and light and color measurement instrument sales.

     Gross margins increased to 47.7% for the quarter ended September 30, 2005 from 46.3% for the quarter ended September 24, 2004. For the nine months ended September 30, 2005, gross margins increased to 47.6% from 46.8% in the nine months ended September 24, 2004. These variances are primarily due to the product mix and the sales volume. Gross margins vary from direct sales to distributor sales and also among the more than 250 Company product configurations.

     Selling and marketing expenses increased to $5.0 million in the quarter ended September 30, 2005 from $4.5 million in the quarter ended September 24, 2004. The increase of $506 thousand or 11.2% is primarily attributable to increased variable costs such as commissions associated with the increased sales volume. For the nine months ended September 30, 2005 and September 30, 2004, selling and marketing expenses were unchanged at $14.1 million, which represents our commitment in earlier quarters to our strategic marketing plan. Selling and marketing expenses as a percentage of sales were 13.3% for the quarter ended September 30, 2005, as compared to 13.0% for the quarter ended September 24, 2004. Selling and marketing expenses as a percentage of sales increased to 13.9% for the nine months ended September 30, 2005 from 13.4% for the comparable period in the prior year. The increase as a percentage of sales is essentially attributable to higher marketing and personnel expenses incurred year-to-date as a part of our implementation of our strategic marketing plan.

     General and administrative expenses increased $905 thousand or 34.4% from $2.6 million in the quarter ended September 24, 2004 to $3.5 million in the quarter ended September 30, 2005. This increase was primarily due to higher legal and bonus expenses. For the nine months ended September 30, 2005, general and administrative expenses increased $1.1 million to $9.5 million from $8.4 million in 2004. The increase for the nine-month period is primarily attributable to increased professional fees associated with the continuing compliance with Sarbanes-Oxley legislation related to internal controls, increased audit fees and increased legal fees, primarily for the Dr. Phillips litigation, offset partially by lower bonus expense as a result of lower operating income.

     Research and development costs were $3.8 million and $3.3 million for the quarters ended September 30, 2005 and September 24, 2004, respectively, an increase of $466 thousand or 14.1% for the quarters in comparison. For the nine months ended September 30, 2005, research and development costs increased $791 thousand or 7.9% to $10.8 million from $10.1 million in 2004. The cost of research activities for almost all of our product lines was higher in 2005 for the periods in comparison. Research and development costs increased as a percentage of sales for the nine months in comparison due to lower sales volume as our research and development expenditures primarily consist of fixed costs.

     Interest income increased $239 thousand to $337 thousand in the quarter ended September 30, 2005 from $97 thousand in the same period of 2004 and $566 thousand to $794 thousand in the nine months ended September 30, 2005 from $228 thousand in the same period of 2004. The increases are primarily due to higher average investable cash balances and higher interest rates during each 2005 period.

     Foreign currency losses and other income was $58 thousand for the quarter ended September 30, 2005 as compared to foreign currency gains and other expenses of $124 thousand for the quarter ended September 24, 2004. Foreign currency gains and other income was $103 thousand for the nine months ended September 30, 2005 as compared to $492 thousand for the nine months ended September 24, 2004. This is primarily attributable to the recording of $71 thousand and $533 thousand of net foreign currency transaction gains in the first nine months of 2005 and 2004, respectively, principally at Excel Europe and Japan for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. subsidiaries. The quarter ended September 30, 2005 included foreign currency transaction losses of $70 thousand and the quarter ended September 24, 2004 included $144 thousand of foreign currency transaction gains.

     The provision for income taxes decreased $168 thousand or 9.4% from $1.8 million in the quarter ended September 24, 2004 to $1.6 million for the current quarter ended September 30, 2005. For the nine months ended September 30, 2005, the provision for income taxes decreased $1.4 million or 26.5% to $3.9 million from $5.2 million in the comparable period in 2004. The decrease for the nine months is primarily attributable to lower pre-tax income in 2005 combined with a lower effective tax rate. The effective tax rate was 26.2% for the nine months ended September 30, 2005 compared to 30.0% for the year ended December 31, 2004. The lower rate in 2005 was primarily due to an increase in tax-exempt investment income and $510 thousand for the settlement of an income tax contingency for less than the amount previously accrued.

Liquidity and Capital Resources
................................

Cash Flow Overview

     Cash and investments increased $3.7 million during the nine months ended September 30, 2005 to $45.5 million. The increase was primarily due to the net cash provided by operating activities of $5.3 million partially offset by net cash used for capital expenditures of $1.5 million. The Company also experienced an unfavorable foreign exchange effect on cash and cash equivalents of $97 thousand during the nine months ended September 30, 2005. As of September 30, 2005 the Company had no bank debt.

     At September 30, 2005, the Company had working capital of $90.3 million, including cash and investments of $45.5 million, compared to working capital of $80.0 million, including cash and investments of $41.8 million, at December 31, 2004. Working capital increased by $10.3 million and cash and investments increased by $3.7 million during the nine months ended September 30, 2005.

     Net cash provided by operating activities was $5.3 million for the nine months ended September 30, 2005 and $10.9 million for the nine months ended September 24, 2004, which were primarily attributable to net income plus depreciation and amortization expense, offset partially by net changes in working capital items. Depreciation and amortization for the nine months ended September 30, 2005 was $2.1 million. Accounts receivable at September 30, 2005 of $24.5 million increased $4.8 million from December 31, 2004 primarily due to the increase in sales in the third quarter of 2005 in comparison to sales in the fourth quarter of 2004. Inventory at September 30, 2005 of $32.0 million increased $3.2 million from December 31, 2004 primarily due to the shorter lead times required by our customers and increased projected sales volume for the fourth quarter of 2005 compared to the first quarter of 2005.

     Net cash used in investing activities of $8.1 million was attributable to the purchase of short-term auction rate notes for $6.6 million and equipment for $1.5 million for the nine months ended September 30, 2005. Net cash used in investing activities of $11.0 million for the nine months ended September 24, 2004 was due to the purchase of short-term auction rate notes for $10.0 million and equipment for $1.0 million.

     Net cash provided by financing activities was $11 thousand and $1.1 million for the nine months ended September 30, 2005 and September 24, 2004, respectively, resulting from the proceeds received upon the exercise of employee stock options.

     As of September 30, 2005, the Company has no lines of credit.

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

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant-date fair value of the stock
options or other equity instruments.   SFAS 123 (R) will be effective for
the first annual period beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note B - Accounting for Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have a significant impact on its consolidated financial statements.

     In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143. The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for the Company no later than December 31, 2005. The Company has not yet determined the effect that the adoption will have on its financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ..........................................................

Market Risk
............

     The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on demand deposits with banks, money market funds, and investments and foreign currency exchange rates, generating translation and transaction gains and losses.

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash, cash equivalents and investments, with carrying amounts approximating market value. Assuming September 30, 2005 cash and investment levels, a one-point change in interest rates would have an approximate $455 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represent a large percentage of total net sales and services. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains included in determining consolidated results of operations were $71 thousand and $533 thousand in the nine months ended September 30, 2005 and September 24, 2004, respectively.

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

     There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          .................

          Dr. Phillips, Inc. ("Phillips"), the landlord of a facility leased through 2001 by Baublys-Control Laser ("Baublys"), a wholly owned subsidiary of the Company, filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida against Baublys and the Company, for not repairing or replacing certain personal property related to the use of the property while Baublys leased the facility. The Company guaranteed the lease. Baublys filed a counterclaim contending that it was entitled to receive damages from Phillips for damage to specific property due to Phillips failure to maintain the leased premises. In September 2005, the Circuit Court of the Ninth Judicial Circuit ruled that the Company is liable for damages of $124 thousand plus interest of $46 thousand and is liable for certain Plaintiff legal fees. The Company is in the process of assessing whether to appeal this decision or to otherwise settle this lawsuit. The liability for the damages and estimated legal fees were recorded in general and administrative expenses in the accompanying consolidated statement of income for the quarter ended September 30, 2005.

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

           None.

Item 5.   Other Information
          .................

          None.

Item 6.   Exhibits and Reports on Form 8-K
          ................................

            a)  Exhibits - 11.   Computation of net income per share
                           31.1  Certification Pursuant to Section 302 of
                                 the Sarbanes-Oxley Act of 2002
                           31.2  Certification Pursuant to Section 302 of
                                 the Sarbanes-Oxley Act of 2002
                           32.1  Certification Pursuant to Section 906 of
                                 the Sarbanes-Oxley Act of 2002,
                                 18 U.S.C. Section 1350
                           32.2  Certification Pursuant to Section 906 of
                                 the Sarbanes-Oxley Act of 2002,
                                 18 U.S.C. Section 1350
            b)  Reports on Form 8-K - Filed in the third quarter of 2005:

                  Form 8-K filed on July 19, 2005 relating to the press release announcing the earnings for the quarter ended June 24, 2005.














SIGNATURES
...........


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:  October 28, 2005

     EXCEL TECHNOLOGY, INC.


     By:  /s/  J. Donald Hill
          ......................................
          J. Donald Hill, Chairman of the Board


     By:  /s/ Antoine Dominic
          ......................................
          Antoine Dominic, President,
          Chief Executive Officer and
          Chief Operating Officer


     By:  /s/ Alice Varisano
          .......................................
          Alice Varisano, Chief Financial Officer






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

32.1          Certification Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2          Certification Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


EXHIBIT 11

COMPUTATION OF NET INCOME PER SHARE
(In thousands, except per share data)(Unaudited)

                                      BASIC                DILUTED
                                Three Months Ended    Three Months Ended
                               ....................  ....................
                               Sept. 30,  Sept. 24,  Sept. 30,  Sept. 24,
                                  2005      2004       2005       2004
                               .........  .........  .........  .........
Net income                     $   4,354  $   4,148  $   4,354  $   4,148
                               .........  .........  .........  .........
Weighted average common
 shares outstanding               12,054     12,052     12,054     12,052

Weighted average common
 share equivalents outstanding:
  Stock options                        0          0        205        203
                               .........  .........  .........  .........
Weighted average common shares
  and common share equivalents
  outstanding                     12,054     12,052     12,259     12,255
                               .........  .........  .........  .........
                               .........  .........  .........  .........
Net income per share           $    0.36  $    0.34  $    0.36  $    0.34
                               .........  .........  .........  .........
                               .........  .........  .........  .........

                                Nine Months Ended     Nine Months Ended
                               ....................  ....................
                               Sept. 30,  Sept. 24,  Sept. 30,  Sept. 24,
                                  2005      2004       2005       2004
                               .........  .........  .........  .........
Net income                     $  10,856  $  12,246  $  10,856  $  12,246
                               .........  .........  .........  .........
                               .........  .........  .........  .........
Weighted average common
 shares outstanding               12,053     12,017     12,053     12,017

Weighted average common
 share equivalents outstanding:
  Stock options                        0          0        190        375
                               .........  .........  .........  .........
Weighted average common shares
 and common share equivalents
 outstanding                      12,053     12,017     12,243     12,392
                               .........  .........  .........  .........
                               .........  .........  .........  .........
Net income per share           $    0.90  $    1.02  $    0.89  $    0.99
                               .........  .........  .........  .........
                               .........  .........  .........  .........

As of September 30, 2005, there were 215 thousand stock options outstanding that are antidilutive and not included in the above income per share calculations.
EXHIBIT 31.1

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


Dated:  October 28, 2005

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


Dated:  October 28, 2005

                                             /s/ Alice Varisano
                                             ............................
                                             Alice Varisano,
                                             Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT


     I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:     October 28, 2005

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


EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT


     I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:     October 28, 2005

                                             /s/ Alice Varisano
                                             ............................
                                             Alice Varisano,
                                             Chief Financial Officer

     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.