Form 10-K
period 2005-12-31
EXCEL TECHNOLOGY INC
filed 2006-02-17
CIK 873603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
                          .................


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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated filer [ ]

Accelerated filer [X]

Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. [ ] Yes [X] No

The aggregate market value of the common stock held by non-affiliates of the Registrant was $287,276,155 based on the last sale price of the common stock as reported by NASDAQ on June 30, 2005. Shares held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of February 13, 2006 was: 12,058,329.

                 DOCUMENTS INCORPORATED BY REFERENCE:

                 Definitive Proxy Statement to be filed
                in connection with the Registrant's 2006
              Annual Meeting of Stockholders (incorporated
                      by reference under Part III)

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

     In January 2001, the Company formed Control Systemation, Inc. ("CSI") which focuses on turnkey laser based micro-machining systems and parts handling workstations for factory automation. CSI is headquartered in a Company- owned facility in Orlando, Florida.

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

     The laser marking/engraving, deep engraving and 2-1/2 & 3D marking systems include a full product range of CO2, fiber, lamp pumped and diode pumped infrared, frequency doubled, tripled and quadrupled Nd:YAG and Nd:YLF laser systems which are branded as "Concorde", "Comet", "ProWriter F20", "ProWriter L80", "ProWriter L100", "ProWriter D50", "ProWriter D10", "Deep Power Engraver", "BL65" and "BL150" Deep engraving systems, and the Mint Laser Finishing system. The mechanical engraving systems include a "Universal Marking & Engraving Machine", an "Inclined Bed CNC Marking & Engraving Machine", a "Mold Engraving Machine", a "Laser Digitizer" and a "Table Top Engraving Machine". In 2005, the Company introduced ProWriter, a new series of laser marking systems, a new version of Laser Marking Studio that incorporates IC Marking Software, a new series of compact, low profile workstations, a two spindle Inclined Bed Engraving Machine, a higher accuracy Laser Digitizer System, a higher resolution camera system for the Mint Laser, a new integrated version of the WinLaser and Laser Finish software, a new multi-focus vision system for alignment and sample location recognition and several new automated robot loaded workstations for marking crankshafts, gears and knives.

Laser Micro-machining, Photomask Repair and Automation Systems
...............................................................

     The Company designs and manufactures laser micro-machining systems, parts handling/automation, systems integration, and software engineering solutions at CSI, the Company's subsidiary based in Orlando, Florida. The Company produces a variety of micro-machining systems ("TaskMaster" Series) for cutting, drilling, ablating and other micro machining applications. The "TaskMaster" series of micro-machining systems provides a versatile but affordable solution to almost any process requirement. They are modular in design allowing lasers of any wavelength such as green, UV, DUV, infrared, and CO2 in a variety of power levels to be integrated into the same workstation. The workstation can be taken from a basic XY system with a manually adjustable focusing beam delivery system and enhanced with a variety of options such as XY with a programmable focusing beam delivery system, vision system for part alignment and semi-automatic focusing adjustment, gas assist with programmable pressure regulator and part fixturing. In 2005, the Company introduced a new Vision Assisted graphical programming environment for CNC based laser micro-machining centers. No programming involved, simply place a part into the machine and the real time vision system allows the user to draw right onto the part. CADD files can be imported and "dragged and dropped" onto the part, scaled, rotated, or moved and lased.

     The Company introduced the FA/Lit (trademark) in 2003, a new product targeted at the integrated circuit ("IC") failure analysis market. This system utilizes a process (patent pending) for de-capping, cross-sectioning and performing material characterization (Alpha Spectrometry) on ICs, providing a non-destructive method of removing the mold compound and allowing parts to be tested and visibly inspected. This makes it possible to inspect wire bonds, dies and other internal components, even to the point of doing a wire pull test on die leads. Scanning Acoustic Microscope (SAM), x-ray and other failure analysis analytical instrument images of the internal IC can be imported and used by the Company's FA-Pro software to locate and target defects for analysis. These images are then used to navigate the system directly to the defect. Options available include 3D summation utilizing layer by layer spectral analysis data of the mold compound, color vision system with auto zoom (also used for defect and feature navigation), and even a second femtosecond laser system for detailed die analysis on the ICs.
In 2005, the Company also introduced a new version of its FA/Lit(trademark) called the Ultra/Lit, targeting smaller scale independent failure analysis labs and production lines that require quick failure analysis results. The new Ultra/Lit is a streamlined limited capability failure analysis tool featuring a new air cooled diode laser from Quantronix. The system is a table-top unit running on 110 volts of power. Lower price, smaller size and lower utility requirements should lead to a good future for this system.

     The Company also designs and builds custom micro-machining systems such as active and passive resistor trimmers, glove box welders, diamond cutting systems and specialized sub-micron processing systems utilizing ultrafast lasers. Several updates reflecting current technology have been added to the Company's DRS 855 Photomask Defect Repair System product. In 2004, the Company launched a new Photomask Repair System (Model 860X) to address the current industry requirements. The Company continues to make updates on this system. Other products include the L2S2 System for Lead-frame Singulation and the "BOARDmaster" automated PCB Depaneling System.

     The Company continues to actively pursue opportunities in automation, parts handling, systems integration, and software engineering. In addition, the Company offers engineered software solutions including database, host communications, factory automation, vision adaptation, and system integration development.

CO2 Lasers
...........

     The Company manufactures a range of sealed CO2 lasers for cutting, marking, drilling, and other machining applications for a variety of materials. The CO2 lasers range in power from 5W to 400W. Shipments of Synrad's "Firestar" series of sealed CO2 lasers started in September 2001. This series offers users the choice of higher performance and smaller size, with output powers from 20W to 100W. In 2002, further developments of the "firestar" technology produced the f200, the world's only fully integrated 200W CO2 laser. In 2003, at the Munich Laser Show, we exhibited a wide range of new products including a unique, fully-integrated 400W laser ("firestar" f400), a single tube (linear polarization) fully-integrated 200W laser ("firestar" f201), and a compact, low cost 30W laser (firestar v30). In addition, we extended our firestar t-technology to include an 80W laser, available in either air or water-cooled versions. In 2004, the Company launched our high performance, air-cooled 100W laser ("firestar" t100), and in 2005 introduced a new, 5W laser. In addition, other accomplishments in 2005 included a new 60W laser with an integrated RF power supply, innovative new RF technology for the "firestar" f-series lasers for improved reliability and performance, alternative wavelength versions of our "firestar" v, t, and f-series lasers, and the development of a superpulse technology for both industrial and medical applications.


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

     The Company also manufactures the FH-Series of OEM marking-heads which, when configured with its laser, provide a fast and effective method of permanently marking parts with lot codes, serial number/date information and bar codes. The FH-Series "Index" is ideal for stationary marking applications while the "Tracker" version features the capability to mark both moving and stationary parts. The Company's WinMark software has been developed specifically for the FH-series marking heads, and is available in multiple language versions, to run on WindowsT 95, 98, 2000 and Windows(trademark) NT. Launched in December 2001, Synrad's FH-Series "Smart" marking head allows users to build marking systems that can be operated without a PC. Further developments of this product line included USB and network capable heads.

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

     The Company is recognized worldwide for its technology and its leadership in the market for laser scanning systems that require the highest accuracy and highest speed beam steering and positioning for industrial, medical, scientific, military and academic applications and environments. The strong growth of scanner sales is fueled by the Company's R&D commitment to advancing optical scanner technology and the enabling of new OEM applications in the laser systems market. In 2005, the Company advanced its highest performance product line of Optical Scanners to the newly patented model 6200H product line which provides higher levels of laser scanning speed that has enabled volume application growth in the above markets. These have set new standards for scanning and application performance and extended the product line with its new models 6215H and 6260H for high speed imaging and laser welding. In addition the Company extended its line of servo electronics with its compact high performance 673XX analog servo and a new higher speed and higher accuracy version of its industry leading DC900 State Space DSP Servo. The Company also extended its line of laser subsystem components with its new value-added model EC1000 Ethernet-based Digital Embedded Controller for both its current customer base and to open new subsystem markets. The Company's other major galvanometer product line is its' exclusive Moving Coil Optical Scanner line with its patented capacitive position detection, whose design was pioneered by Cambridge for applications requiring the highest levels of scanning accuracy. In addition, the Company today offers a more extensive line of high performance analog and digital servo electronics products along with other value-added products such as a wide range of optics from uV to iR and mounts for complete scanning subassemblies and solutions.

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

     The Company's current line of scientific products includes the "Integra C", "Integra E", "Integra I" and "Odin II" Series of Ultrafast Amplifiers and the High Power Green lasers that include the "Falcon" and "Darwin" series. The Company's Ultrafast Amplifiers incorporate a material called Titanium-doped Sapphire ("Ti:Sapphire"), which has created opportunities for a greater volume of research than previous materials. Ultrafast Amplifiers deliver high-energy short pulses on the femtosecond or picosecond time scale. (A femtosecond is one quadrillionth of a second; a picosecond is one trillionth of a second). These short pulses enable the investigation of a wide range of physical, chemical and biological phenomena.

     The scientific systems utilize Nd:YLF lasers to produce high-energy pulses at a rate of 1kHz (1,000 pulses per second). These pulses drive the Ti:Sapphire Amplifier that can then pump other optical systems such as optical parametric amplifiers, (also marketed by Quantronix), which deliver tunable light from ultraviolet to infrared regions of the spectrum. The material properties to be studied vary over this range. In 2005, the Company launched a custom laser program for scientific applications, which resulted in the delivery of a kHz, 7-mJ ultrafast laser system with an add on amplifier that incorporates a cryogenically cooled crystal. In addition, the Company released several new Ti:Sapphire ultrafast lasers generating higher energies and shorter pulse widths. In addition, the Company also released higher-energy Nd:YLF pumped lasers.

     The Company's industrial and OEM offerings consist of a variety of high power lamp pumped and diode pumped Nd:YAG and Nd:YLF lasers, available in infrared, Green, UV and Deep UV wavelengths. These lasers are ideal for marking and micro-machining applications. The Company also has developed ultrafast lasers for ultra-fine micro-machining applications. In addition, the Company has launched a series of high-powered multi-wavelength diode pumped and lamp pumped marking and deep engraving systems for OEM's and system integrators. The newly released "Condor" series high power lamp pumped Nd:YAG lasers offer higher efficiency and extended lamp life. In 2005, the Company introduced new deep material penetration lasers; its new air-cooled, high-power diode pumped lasers ("Osprey" series) with new "Design Commander" marking and engraving software, higher power diode pumped harmonic lasers and a new marking scanhead. In addition to its lasers, the Company offers a variety of laser options and accessories such as power monitoring systems, beam delivery systems, laser energy controllers, pulse shapers and motorized apertures. These options are available with software drivers and can be integrated with any laser system.

High Energy Solid State Pulsed Lasers
......................................

     The Company is a leading manufacturer of high energy solid-state laser systems, which are manufactured at Continuum, the Company's subsidiary located in Santa Clara, California. These systems produce pulsed laser energy outputs with very short duration (less than 10 billionths of a second) and very high (gigawatt) levels of peak power for a variety of scientific and industrial applications.

     The unique performance characteristics of these lasers allow researchers in the fields of chemistry, biology, and physics to explore a wide range of chemical and physical phenomena. Spectroscopic applications include Laser Induced Breakdown Spectroscopy (LIBS) for metallurgical analysis of alloys, laser absorption and laser induced fluorescence (LIF) spectroscopy for chemical analysis, nonlinear spectroscopic techniques for combustion diagnostics, time of flight mass spectroscopy for isotopic analysis, and time-resolved spectroscopy for analysis of chemical reaction rates. These high energy lasers can be coupled to tunable dye lasers or devices known as Optical Parametric Oscillators (OPO's) to provide laser outputs that can be continuously tuned in wavelength from the deep ultraviolet to the far infrared region of the electromagnetic spectrum. These tunable laser systems are required for many spectroscopy applications.

     Homeland security is driving a host of new industrial applications from remote sensing and measurement to a number of important spectroscopic techniques. Specific examples in the remote sensing area include atmospheric analysis of airborne contaminants and pollutants, Particle Image Velocimetry (PIV) for measuring fluid dynamic properties in gases and liquids, and laser range finding techniques for precise distance measurements and terrain mapping. The reliability and cost-effectiveness of Continuum's industrial lasers are also driving new applications in metals sorting, inspection and measurement, particle detection, laser shot peening and defect detection.

     Continuum's scientific product offerings include the "Minilite" and "Surelite" product lines, a series of "single oscillator" self-contained laser systems that do not require external water cooling and offer turnkey performance in a compact package. For advanced higher energy lasers, the Company manufactures and sells the "Powerlite" series of lasers. The Precision II 8000 and Precision II 9000 and "Powerlite" Plus operate in oscillator/amplifier configurations that provide enhanced output energies with excellent beam quality. The Company's wavelength tunable product lines, the "Surelite" OPO, the "Panther"(registered trademark)EX OPO and the ND 6000 dye laser, produce laser light with wavelengths from 200 nm to 4500 nm, providing researchers with full wavelength coverage over the range of greatest interest for optical spectroscopy. In 2005, the Company expanded on these platforms with a higher energy version of the Powerlite Plus, two new Surelite OPOs and a new green-pumped Panther.

     In 2004, the Company introduced "Inlite", the industrial YAG laser system, to meet the needs of users in industrial applications. The basic design features include an on-board microprocessor to manage laser head housekeeping functions, harmonic generators for 532 nm, 355 nm and 266 nm that fit inside the laser head, and Pyro detectors that can be added to control the laser in power mode or diagnose harmonics conversion efficiency. In 2005, the Company added the higher power Inlite III and a new integrated PIV platform. The Company also developed an interleaved, 500 Hz system with integrated control for generating X-rays for EUV lithography.

     In addition to standard pulsed laser products, the Company offers custom laser solutions to fit precise customer needs. These include mode-locked picosecond and long-pulse Nd:YAG lasers, chirped pulse amplification systems, Nd:glass macropulse systems, and Ti:Sapphire pump laser systems. Modular design and time proven reliability make these lasers flexible, versatile and easy to operate or upgrade. In 2005, the Company developed a novel custom system that generates a beam that is spatially and temporally flat - the first of its kind. This laser is generating interest from the high energy community, interested in amplifying laser pulses to the petawatt class. The Company has also received multiple orders for high energy systems for laser shot peening of aircraft turbine blades and repair of nuclear power plants.

Optical Products
.................

     TOC, a subsidiary of the Company based in Oxnard, California, specializes in the manufacturing of custom precision optical components. TOC is an industry leader in the manufacturing of flying height test disks used in the disk drive industry. For more than 73 years, TOC has provided precision fabrication and coating services to meet demanding applications.

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

Light and Color Measurement
............................

     The Company is a world leader and innovator in high precision, state-of-the-art electro-optical instrumentation and systems, which are manufactured at Photo Research, the Company's Chatsworth, California subsidiary. Photo Research has delivered world-class light and color measurement solutions, serving the cathode ray tube ("CRT")/flat panel display ("FPD"), automotive, aerospace, lighting, motion picture, research and development and related industries for over 64 years.

     The Company has three main product lines. The "Spectra"(registered trademark) product line offers systems to a wide variety of industries for research, quality control and on-line testing. This line includes the only truly portable battery operated Spectroradiometer; the PR-650 fast scanning SpectraColorimeter. The PR-705/715 SpectraScan complements this line with an automated aperture wheel that accommodates six apertures.

     The "Pritchard"(registered trademark) line originated with the industry workhorse the PR-1980 series. The Pritchard is the most widely used photometer in the world. The newer addition to this series is the PR-880. This is the only fully automated filter photometer available today. The PR-880 is ideal for today's automated factory and ATE/OEM environments.

     Photo Research developed the first commercially available video photometer over 20 years ago. The newest and most advanced video photometer, the PR-920 digital video photometer, is the latest addition to this product line. Video instrumentation provides high-resolution inspection of CRT and flat panel displays and instrument panels.

     Photo Research Optical Metrology Laboratory (PROML) is a supplier of optical radiation standards and calibration and measurement services to major manufacturers of instruments, displays, devices and materials. All Photo Research instruments are calibrated to NIST-traceable standards.

     The Company developed many industry standards, such as Spectra(registered trademark) Pritchard Optics, utilized in astronomical and star-simulation measurements. The Company is also instrumental in supporting standards for organizations including VESA, ISO and SAE.

     In 2005, the Company introduced two new product lines, the LR-127 LED Analyzer and the PR-500 series of handheld illuminance / photometers. The LR-127 LED Analyzer is a unique tool patented by Photo Research for making luminous intensity measurements of discrete LED's for compliance to CIE 127 Condition A (2 degree) and Condition B (6.5 degree). The uniqueness of this product is that it is self-contained in one tube. All other commercially available devices designed for CIE 127 compliance testing require that the LED be tested twice, in two different setups, to perform a complete test. Typically, this means utilizing two tubes of different lengths. This device is used by LED manufacturers for R&D and for quality control. It is also used for incoming inspection by automotive, aerospace, mobile phone & display manufactures.

     The PR-500 series of handheld illuminance / photometers contain cutting edge technology that include a Li-Ion rechargeable battery, touch screen LCD, USB & Secure Digital (SD) storage. No competitor has any of these options. This product group includes the PR-524 illuminance meter & PR-525 color illuminance meter. These can both be connected to a total of 15 external heads. Another unique function of both of these instruments is that they can be converted to photometers using an attachable Pritchard Optics lens system. The applications for these products are varied and numerous including; measurement of architectural and aircraft cabin lighting, cinema screen and projector calibration, LCD & DLP overhead projector calibration, display measurements for automobiles, aircraft cockpits, LCD's, LED's and Plasma TV's. They are also utilized to measure the light levels in wine cellars.

     The Company introduced a USB port option to their industry workhorses, the PR-1980A and PR-1500 photometers and the PR-1530AR night vision (nvis) photometer. This option can also be retrofitted on to existing instruments.

Marketing and Sales
....................

     The Company markets its products and services through several media sources in addition to the presentation of its product lines at domestic and international trade shows. The marketing and sales staff's efforts are enhanced by means of presentations and training at conferences, professional meetings, and through in-person and telephone sales and support calls. The Company also engages independent manufacturers' representatives for the sale of its products. Foreign sales of the Company's products are made primarily through foreign equipment distribution organizations, by representatives at Excel Europe, its German subsidiary, Excel Japan, its Japanese subsidiary, Excel Asia, its Malaysian subsidiary and Excel SouthAsia JV, a joint venture in India. Excel Europe has operations near Munich, Germany; Frankfurt, Germany; Ludwigsburg, Germany and Milan, Italy. Excel Japan has operations in
Tokyo, Japan.   Excel Asia has operations in Penang, Malaysia.  Excel
SouthAsia JV has operations in Mumbai, India. These subsidiaries engage in the business of marketing, distributing, integrating and servicing laser systems (for industrial, semiconductor, scientific, and electronic products) manufactured at the Company's facilities in East Setauket, New York; Santa Clara, California; Orlando, Florida; and Mukilteo, Washington. The sales territory covered by Excel Europe is primarily Europe, Excel Japan covers Japan, the sales territory for Excel Asia is primarily Southeast Asia and the sales territory for Excel SouthAsia JV is primarily South Asia. At Excel Europe, the staff of 93 includes 33 engineers who install and service all products, including complex semiconductor, scientific, and other industrial systems. In addition, Excel Europe provides spare parts for its installed base. Excel Japan has a staff of 32. Excel Asia currently has a staff of 15, which includes 4 engineers. Excel Asia offers sales and support services to semiconductor and electronics manufacturers, automation houses, universities, research and development facilities and local consumer manufacturers. Excel SouthAsia JV has a staff of 50.

     Net sales for foreign and domestic operations by origin is as follows (in thousands):

                                            The year ended December 31,
                                               2005      2004      2003
                                            ........  ........  ........
     Net sales and services to
       unaffiliated customers from:
     United Stated operations               $ 98,997  $ 96,927  $ 84,393
     European operations                      28,867    27,928    23,955
     Asian operations                          9,853    11,776    14,333
                                            ........  ........  ........
                                            $137,717  $136,631  $122,681
                                            ........  ........  ........
                                            ........  ........  ........

     The following table presents the Company's net sales and services by destination for the years ended December 31, 2005, 2004 and 2003 (in thousands):
                            2005             2004             2003
                            ....             ....             ....
                       Dollars Percent  Dollars Percent  Dollars Percent
                      ........ ....... ........ ....... ........ .......
To U.S. Customers     $ 53,793    39%  $ 50,907   37%   $ 47,994    39%
To Non-U.S. Customers   83,924    61%    85,724   63%     74,687    61%
                      ........   ....  ........  ....   ........   ....
TOTAL                 $137,717   100%  $136,631  100%   $122,681   100%
                      ........   ....  ........  ....   ........   ....
                      ........   ....  ........  ....   ........   ....


     Of the net sales and services to non-U.S. customers above, net sales and services to customers in Germany accounted for approximately $19.8 million, $17.8 million and $19.0 million of total consolidated net sales and services for 2005, 2004, and 2003, respectively, and net sales and services to customers in Japan accounted for approximately $15.3 million and $19.1 million of total consolidated net sales and services for 2005 and 2004, respectively. No other individual foreign country accounted for more than 10% of total consolidated net sales and services in 2005, 2004 or 2003.

Manufacturing
..............

     The Company manufactures its products at its facilities in East Setauket, New York; Orlando, Florida; Oxnard, California; Cambridge, Massachusetts; Chatsworth, California; Santa Clara, California; Mukilteo, Washington and Ludwigsburg, Germany. The Company relies upon unaffiliated suppliers for the material components and parts used to assemble its products. Most parts and components purchased from suppliers are available from multiple sources. To date, the Company has not experienced any significant delays in obtaining parts and components for its products. The Company believes that it will be able to continue to obtain most required components and parts from a number of different suppliers, although there can be no assurance thereof. Lack of availability of certain components could require major redesign of the products and could result in production delays.

Warranty and Customer Services
...............................

     The Company's warranty for its new products generally varies between three months and twelve months. The Company also provides field support services on an individual call basis and through service maintenance contracts, and provides customer support services by telephone to customers with operational and service problems.

Research and Development
.........................

     Due to the intense competition and rapid technological change in the photonics industry, and specifically for laser and optical products, the Company believes that it must continue to improve and refine its existing products and systems and develop new applications for its technology. Research and development expenses for the years ended December 31, 2005, 2004, and 2003 were $14.5 million, $13.7 million, and $12.6 million, respectively.

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

     The Company's scientific and industrial solid-state laser products face a number of competing product lines from Spectra-Physics, Clark-MXR, Femtolaser, Thales Laser, Lee Laser, GSI Lumonics and Lightwave Electronics.

     Competition for the high energy solid state laser products comes from New Wave Research, Quantel Lasers and Big Sky Lasers, Spectra-Physics, Coherent, Inc., Thales Laser, Amplitide, GSI Lumonics, and Ekspla.

     The Company's marking/engraving systems compete primarily with those manufactured by Rofin-Baasel, Electrox, Foba, Laservall, SEI s.p.A., Cheval Frere, Fotona, E.O. Technics, Trumpf-Haas and Hans Laser. These products have generally been subject to intense price competition in recent years.

     In the semiconductor photomask repair market, the Company primarily competes with NEC, FEI, Seiko and Micrion. Recently, the market for photomask laser repair systems has been saturated and has experienced rapid advances in the miniaturization of integrated circuits and computers.

     The Company has faced little competition in the failure analysis arena and has developed a well known reputation among the main electronics manufacturers.

     Competition for sealed carbon dioxide lasers comes from Coherent-DEOS (Bloomfield, CT), Rofin (Hull, UK), ULS (Scottsdale, AZ), and GSI Lumonics (Rugby, UK).

     In light and color measurement, the major competitor to the Company's Spectra product is Minolta. Topcon is the prime competitor to the Pritchard line. In video-based products, the company's video photometer is utilized to characterize new display technologies, with Microvision as its key competitor.

     In the optical scanner market, GSI Lumonics, is a significant competitor of the Company and there are a number of other small competitors in the international markets.

Backlog
........

     As of December 31, 2005, the Company had a backlog of firm orders of approximately $33.0 million as compared to a backlog of $26.5 million as of December 31, 2004. The Company believes that the current backlog will be filled during the present fiscal year. Historically, backlog is shipped within 90 days from the order date.

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

Employees
..........

     As of December 31, 2005, the Company had 721 full-time employees consisting of 3 executive officers; 17 subsidiary executive officers; 228 scientists, engineering and technical personnel; and 473 manufacturing, administrative and sales support personnel. The Company believes that its relations with its employees are satisfactory. None of the Company's employees is represented by a union.

Financial Information About Foreign and Domestic Operations
............................................................
  and Export Sales
  ................

     Net sales and services to customers in the domestic U.S. amounted to approximately $53.8 million, $50.9 million and $48.0 million for the years ended December 31, 2005, 2004, and 2003, respectively
(approximately 39%, 37% and 39% of total net sales and services, respectively).

     For the years ended December 31, 2005, 2004, and 2003, the Company had net sales and services to customers in foreign countries amounting to approximately $83.9 million, $85.7 million and $74.7 million, respectively (approximately 61%, 63% and 61%, of total net sales and services, respectively). These sales included sales by Excel Europe, Excel Asia, Excel Japan, and Excel SouthAsia JV, the Company's foreign subsidiaries. Excel Europe buys laser systems, spare parts and related consumable materials from Quantronix, Baublys-Control Laser and Synrad for resale to European and other foreign customers, and also furnishes field repair services. Excel Asia primarily engages in the business of marketing, selling, distributing, integrating and servicing Quantronix and Baublys-Control Laser products in Southeast Asia. Excel Japan engages in the business of marketing, selling, distributing, integrating and servicing Quantronix and Continuum products in Japan. Excel SouthAsia JV focuses on the business of marketing, sales, installation, applications and service of Quantronix, Baublys-Control Laser and CSI products in South Asia. See Note 13 of the "Notes to Consolidated Financial Statements."

     The carrying amounts of long-lived assets held by the Company's foreign subsidiaries (Excel Europe, Excel Asia , Excel Japan and Excel SouthAsia JV) at December 31, 2005, 2004 and 2003 primarily include property, plant and equipment and goodwill whose combined carrying amounts were approximately $7.1 million, $7.0 million and $5.9 million, respectively. The carrying amounts of the aforementioned long-lived assets held by the Company's domestic subsidiaries at December 31, 2005, 2004 and 2003 were approximately $50.5 million, $51.8 million and $52.8 million, respectively.

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

Safe Harbor For Forward-Looking Statements Under the Securities Litigation
...........................................................................
 Reform Act of 1995
....................

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

ITEM 1A.  RISK FACTORS

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

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

Oxnard, California
...................

     TOC leases a 14,000 square foot building in Oxnard, California from an unaffiliated landlord for manufacturing purposes, at an annual rent of approximately $102 thousand. The lease term expires in August 2009.


Cambridge, Massachusetts
.........................

     Cambridge leases a 17,000 square foot building in Cambridge, Massachusetts and an office in Auburn, California from unaffiliated landlords for manufacturing operations, administrative and sales offices. The leases expire in December 2006 and May 2006, at an average annual rent of approximately $314 thousand.

Chatsworth, California
.......................

     Photo Research purchased its building in July 1998. The building is approximately 22,000 square feet and is located in Chatsworth, California. The building is used for manufacturing operations and administrative offices.

Mukilteo, Washington
.....................

......Synrad owns and occupies a 63,000 square foot building for its administrative offices and manufacturing operations.

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

Northumberland, United Kingdom
...............................

     DGE operates out of a facility located in Northumberland, England, which it uses for sales and marketing, manufacturing and administrative offices. The lease provides approximately 4,000 square feet of space from an unaffiliated landlord at an approximate annual rent of $32 thousand. The lease expires in February 2010.

Asia
.....

Penang, Malaysia
.................

     Excel Asia leases a 7,500 square foot facility in Penang Free Industrial Zone, Penang, Malaysia and a sales office in Kuala Lumpur, Malaysia from unaffiliated landlords. The buildings are utilized as a regional operations hub which houses the administrative offices, the light repair and integration services, technical and support offices, as well as applications laboratories for regional support. The annual rent is approximately $40 thousand. The leases expire in December 2005 and March 2007.

Tokyo, Japan
.............

     Excel Technology Japan leases approximately 6,000 square feet of facilities in Tokyo, Japan and a sales office from unaffiliated landlords. The spaces house all its operations, administration and sales and marketing. The annual rent is approximately $182 thousand. The leases expire in September 2008, December 2007 and October 2006.

Mumbai, India
..............

     Excel SouthAsia JV leases a 3,600 square foot facility in Mumbai, India from an unaffiliated landlord. The space houses its operations, administration and sales and marketing. The annual rent is approximately $42 thousand. The lease expires in July 2007. The Company purchased a building in the fourth quarter of 2005 which it is in the process of renovating. The building is approximately 17,000 square feet and is located in Mumbai, India.

Colombo, Sri Lanka
...................

     Excel Technology-Lanka leases a 2,000 square foot office in Colombo, Sri Lanka from an unaffiliated landlord. This space houses our operations to support our internal use software development activities. The annual rent is approximately $14 thousand. The lease expires in July 2007.

ITEM 3.  LEGAL PROCEEDINGS

     Dr. Phillips, Inc. ("Phillips"), the landlord of a facility leased by Baublys-Control Laser ("Baublys"), a wholly owned subsidiary of the Company, through 2001, filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida against Baublys and the Company, for not repairing or replacing certain personal property related to the use of the property while Baublys leased the facility. The Company guaranteed the lease. In September 2005, the Court ruled that the Company was liable for damages, interest and an unspecified amount of plaintiff legal fees. The liability for the damages and estimated legal fees was recorded in general and administrative expenses in the consolidated statement of income for the quarter ended September 30, 2005. In December 2005, the Company settled the lawsuit with Phillips and paid $575 thousand for damages, interest and plaintiff legal fees.

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

     Year ended:             High       Low
                            ......     ......

     December 31, 2005
          First Quarter     $26.66     $21.04
          Second Quarter    $27.21     $20.13
          Third Quarter     $26.77     $22.44
          Fourth Quarter    $26.49     $23.03
     December 31, 2004
          First Quarter     $36.84     $29.58
          Second Quarter    $35.80     $29.90
          Third Quarter     $33.65     $23.52
          Fourth Quarter    $28.95     $23.40

     As of February 15, 2006, there were approximately 656 holders of record of the Common Stock.

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

     The following table summarizes the Company's equity compensation plans as of December 31, 2005:





                 Equity Compensation Plan Information

                        Number of                          Number of
                        securities                         securities
                     to be issued upon  Weighted average    remaining
                        exercise of      exercise price   available for
                    outstanding options  of outstanding  future issuance
Plan category          (In thousands)       options       (In thousands)
..............       ................... ................  ..............
Equity compensation
 plans approved by
 security holders          1,441             $ 20.38           455

Equity compensation
  plans not approved
  by security holders          0                   0             0
                           .....             .......          ....

Total                      1,441             $ 20.38           455

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005 and 2004, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended December 31, 2002 and 2001, and the selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

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


Statement of Operations Data (in thousands, except per share data)

                                      Year Ended December 31,
                          ..............................................
                             2005     2004      2003      2002     2001
                          ........  ........  ........  .......  .......
Net sales and services    $137,717  $136,631  $122,681  $94,513  $88,492

Net income                $ 15,208  $ 14,762  $ 11,318  $ 8,512  $ 5,938

Net earnings per share
  Basic                      $1.26     $1.23     $0.95    $0.72    $0.50
  Diluted                    $1.24     $1.20     $0.93    $0.71    $0.50

Weighted average common
and common equivalent
shares outstanding

  Basic                     12,054    12,026    11,853   11,792   11,762
  Diluted                   12,246    12,351    12,231   12,071   11,978


Balance Sheet Data (in thousands)

                                         As of December 31,
                            ............................................
                               2005     2004    2003     2002     2001
                            ........ ........ ........ ........ ........
Total assets                $164,038 $152,478 $133,738 $118,724 $102,505
Total liabilities           $ 15,348 $ 16,477 $ 16,466 $ 16,467 $ 10,907
Working capital             $ 94,656 $ 80,006 $ 59,540 $ 44,765 $ 42,695
Stockholders' equity        $148,690 $136,001 $117,272 $102,257 $ 91,598
Long-term liabilities       $  3,540 $  2,807 $    997 $    180 $      0

     Refer to Item 1 "Business" and Item 8 "Financial Statements and Supplementary Data" for additional information affecting the comparability of amounts above.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

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

Critical Accounting Policies and Estimates
...........................................

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     The Company's revenues are generated from: 1) product sales, product upgrades and replacement part sales; 2) maintenance agreements; and 3) services. The Company's product lines principally consist of laser-based systems and electro-optical components used in a wide range of applications by different types of end-users and are often used as sub-assemblies required for end products manufactured by the customer. Revenue relating to these products is recognized upon transfer of title and risk of loss to the customer, which is generally the shipment date, assuming the other criteria of SAB 104 are met. With respect to maintenance agreements, revenue is recognized and customers are generally billed on a monthly or quarterly basis over the term of the agreement. When a customer pays an annual maintenance fee, it is recorded as deferred revenue and recognized as revenue ratably over the term of the agreement. For services rendered, customers are billed and revenues are recognized as the related services are performed. When a sales arrangement involves multiple elements, such as the sale of products that require installation, training or other services, the Company records deferred revenue for the fair value of the undelivered element and recognizes the revenue when the revenue recognition criteria for that element is met. Fair value is established for an element based on the price when the element is sold separately.

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

Allowances for Doubtful Accounts
.................................

    The Company is required to estimate the collectibility of its trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of receivables, including the current credit-worthiness of each customer. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The collectibility of accounts receivable is evaluated based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due, to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, management estimates an allowance for bad debts based upon the total accounts receivable balance and the percentage expected to be realized through subsequent cash collections. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the Company's estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

Inventories
............

     On a quarterly basis, the Company compares the amount of inventory on hand and under commitment with its latest forecasted requirements and historical usage or sales to determine whether write-downs for excess or obsolete inventory are required. Although the write-downs for excess or obsolete inventory reflected in the Company's consolidated balance sheet at December 31, 2005 and 2004 are considered adequate by the Company's management, there can be no assurance that these write-downs will prove to be adequate over time to cover ultimate losses in connection with the Company's inventory. In addition, the Company will reduce the carrying value of its finished goods inventory to net realizable value, if the selling price of the product is less than its cost.

Income Taxes
.............

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. As of December 31, 2005 and 2004, the Company has approximately $1.8 million and $1.2 million of net deferred tax liabilities, respectively, related principally to inventory basis differences and tax deductible goodwill amortization. Should future pretax book income and taxable income be considerably lower than projected, an increase to the valuation allowance may be required.

Recent Accounting Pronouncements
.................................

     In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes" ("APB 20"), and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS 154 is effective for fiscal years beginning after December 15, 2005, and early adoption is permitted for accounting changes and error corrections made in years beginning after the date that SFAS 154 was issued. The Company does not expect that the adoption of SFAS 154 on January 1, 2006 will have a significant effect on its financial condition or results of operations.

     On December 21, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP No. 109-1"), and FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax deduction for domestic manufacturing activities from this legislation should be accounted for as a "special deduction" and reduce tax expense in the period(s) the amounts are deductible on the tax returns, not as an adjustment of recorded deferred tax assets and liabilities. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has determined that it will not repatriate any undistributed foreign earnings under the new tax legislation and, therefore, the legislation as it relates to undistributed foreign earnings will not have an affect on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant-date fair value of the stock
options or other equity instruments.   SFAS 123(R) will be effective for
the first annual period beginning after June 15, 2005. Additionally, in March 2005, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB No. 107), which provides additional guidance on certain implementation issues with respect to SFAS 123(R). While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note 1 - Accounting for Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements. Unrecognized stock-based compensation expense related to unvested options as of December 31, 2005 was $185 thousand.

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

Results of Operations
......................

     The following table presents consolidated financial data for the years ended December 31, 2005, 2004 and 2003 (in thousands of dollars and as a percentage of total net sales and services).

                           2005             2004             2003
                     ................ ................ ................
                      Dollars Percent  Dollars Percent  Dollars Percent
                     ........ ....... ........ ....... ........ .......

Net Sales and
  Services           $137,717  100.0% $136,631  100.0% $122,681  100.0%

Cost of Sales and
  Services             72,295   52.5%   72,723   53.2%   66,346   54.1%
                     ........ ....... ........ ....... ........ .......

Gross Profit/Margin    65,422   47.5%   63,908   46.8%   56,335   45.9%

Operating Expenses:
  Selling and
    Marketing          18,959   13.8%   18,850   13.8%   16,530   13.5%
  General and
    Administrative     12,448    9.0%   11,341    8.3%   11,324    9.2%
  Research and
    Development        14,477   10.5%   13,710   10.0%   12,598   10.3%
                     ........ ....... ........ ....... ........ .......
Income from
  Operations           19,538   14.2%   20,007   14.6%   15,883   12.9%

Non-Operating Income    1,133    0.8%      973    0.7%    1,049    0.9%
                     ........ ....... ........ ....... ........ .......

Income before
  Provision for
    Income Taxes       20,671   15.0%   20,980   15.4%   16,932   13.8%

Provision for Income
  Taxes                 5,463    4.0%    6,218    4.6%    5,614    4.6%
                     ........ ....... ........ ....... ........ .......

Net Income           $ 15,208   11.0% $ 14,762   10.8% $ 11,318    9.2%
                     ........ ....... ........ ....... ........ .......
                     ........ ....... ........ ....... ........ .......


Net Sales and Services
.......................

     Net sales and services for 2005 increased to $137.7 million from $136.6 million in 2004. The increase from 2004 to 2005 of $1.1 million or 0.8% was attributable to increased sales of most product lines with the exception of scanners. Net sales and services for 2004 increased to $136.6 million from $122.7 million in 2003, an increase of $14.0 million or 11.4%. All product lines contributed towards the increase in net sales and services with the exception of high-energy solid-state pulsed lasers, which experienced a decrease in sales. Sales of CO2 lasers, scanners, light and color measurement equipment, and marking systems were the primary contributors towards our increase in sales from 2003 to 2004.

Gross Margins and Cost of Sales
................................

     Gross margins as a percentage of sales in 2005 were 47.5% compared to 46.8% in 2004. Cost of sales and services decreased by $428 thousand or 0.6% to $72.3 million in 2005 from $72.7 million in 2004. The increase in gross margins as a percentage of sales and the decrease in cost of sales and services from 2004 to 2005 are primarily attributable to the product mix. Gross margins as a percentage of sales in 2004 were 46.8% compared to 45.9% in 2003. Cost of sales and services increased by $6.4 million or 9.6% to $72.7 million in 2004 from $66.3 million in 2003. The increase in gross margins as a percentage of sales is due to the fixed manufacturing costs being absorbed by increased sales volume, the mix of products being sold, which have varying levels of variable costs and a shift to higher margin direct sales from distributor sales. The increase in cost of sales and services from 2003 to 2004 is primarily attributable to the increased sales volume.

Operating Expenses
...................

Selling and Marketing

     Selling and marketing expenses were $19.0 million in 2005 compared to $18.9 million in 2004 and $16.5 million in 2003. The increases of $109 thousand or 0.6% from 2004 to 2005 and $2.3 million or 14% from 2003 to 2004 were primarily attributable to the variable costs, such as commissions, associated with increased sales volume and our additional fixed costs associated with expanding our US and global sales and marketing efforts. Selling and marketing expenses as a percentage of sales were 13.8% in 2005 and 2004, and 13.5% in 2003. Selling and marketing expenses as a percentage of sales remained the same in 2005 and 2004 and the increase from 2003 to 2004 is primarily attributable to higher marketing and personnel costs associated with the expansion of our sales and marketing efforts.

General and Administrative

     General and administrative expenses were $12.4 million in 2005 as compared with $11.3 million in both 2004 and 2003. The increase of $1.1 million or 9.8% from 2004 to 2005 was primarily attributable to a litigation settlement charge of $575 thousand and increased legal fees, primarily for the Dr. Phillips lease dispute litigation. General and administrative expenses from 2003 to 2004 did not change as we incurred lower legal fees in 2004 subsequent to the settlement of patent litigation in December 2003 and July 2004, which savings were offset by an increase in accounting and other fees, associated with compliance with Section 404 of the Sarbanes Oxley Act. General and administrative expenses as a percentage of sales increased to 9.0% in 2005 as compared to 8.3% in 2004 and 9.2% in 2003. From 2004 to 2005, general and administrative expense as a percentage of sales increased as a result of an increase in expenses in 2005 from the lease dispute litigation, while the sales remained comparable for those periods. From 2003 to 2004, general and administrative expense as a percentage of sales decreased due to an increased sales volume, as many general and administrative costs are fixed in nature and do not significantly fluctuate as sales volume changes.

Research and Development

     Research and development expenses for 2005 were $14.5 million as compared to $13.7 million in 2004 and $12.6 million in 2003. The increase of $767 thousand or 5.6% from 2004 to 2005 and the increase of $1.1 million or 8.8% from 2003 to 2004 were primarily attributable to increased investments throughout our product lines, most notably the expansion of our development efforts in software embedded in our products, CO2 lasers, scanners, and high power solid state lasers.

Other Income/Expense

     No interest expense was incurred for 2005, 2004 or 2003 as there were no borrowings throughout those years.

     Interest income for 2005 was $1.2 million, as compared to $387 thousand in 2004 and $148 thousand in 2003. The increases in interest income of $793 thousand or 205% from 2004 to 2005 and $239 thousand or 161% from 2003 to 2004 are primarily due to the increase in the average investable cash balances. In addition, during 2005 and 2004 the average interest rates increased, but the impact was reduced as the Company elected to invest in tax free instruments, which resulted in lower pre-tax interest earnings compared to tax bearing instruments.

     Other income, net for 2005 was $1 thousand, compared to $580 thousand in 2004 and $896 thousand in 2003. Other income in 2005 includes $77 thousand of foreign currency transaction losses. The income in 2004 and 2003 was primarily attributable to the recording of foreign currency exchange transaction gains at Excel Europe for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. domestic subsidiaries as a result of the decline in the value of the U.S. dollar against the Euro which amounted to $621 thousand and $845 thousand for the years ended December 31, 2004 and 2003, respectively.


Provision for Income Taxes

     The provision for income taxes for 2005 was $5.5 million, compared to $6.2 million in 2004 and $5.6 million in 2003. The decrease of $755 thousand or 12.1% from 2004 to 2005 was primarily attributable to lower pre-tax income in 2005 combined with a lower effective tax rate. The increase of $604 thousand or 10.8% from 2003 to 2004 is primarily attributable to higher taxable income. The Company's effective tax rate was 26.4% for 2005, as compared to 29.6% in 2004 and 33.2% in 2003. The decrease in the Company's effective tax rate from 2004 to 2005 is primarily due to an increase in tax-exempt investment income and $655 thousand for the settlement of income tax contingencies for less than the amount previously accrued and the decrease from 2003 to 2004 is primarily due to an increased research and development credit, higher extraterritorial income ("ETI") benefits as a result of increased US export sales and tax-exempt investment income.

Liquidity and Capital Resources
................................

Cash Flow Overview
...................

     Cash, cash equivalents and investments increased $8.5 million during the year 2005 to $50.3 million. The increase during the year was primarily due to the net cash provided by operating activities of $12.7 million partially offset by net cash used for capital expenditures of $3.3 million. The Company also experienced an unfavorable foreign exchange effect on cash and equivalents of $967 thousand in 2005. As of December 31, 2005 the Company had no bank debt.

     Net cash provided by operating activities was $12.7 million for the year ended December 31, 2005 and $16.1 million for the year ended December 31, 2004, which was primarily attributable to net income plus the depreciation and amortization expenses, offset partially by net changes in working capital items, primarily accounts receivable and inventory. Depreciation and amortization for the year ended December 31, 2005 was $2.9 million. Accounts receivable at December 31, 2005 of $22.9 million increased $3.1 million from December 31, 2004 due to increased sales during the fourth quarter of 2005 compared to the fourth quarter of 2004. Inventory at December 31, 2005 of $30.3 million increased $1.4 million from December 31, 2004 due to a higher backlog at December 31, 2005.

     Net cash used in investing activities of $6.8 million for the year ended December 31, 2005 was primarily attributable to the purchase of auction rate notes for $3.6 million and equipment for $3.3 million. Net cash used in investing activities of $15.8 million for the year ended December 31, 2004 was primarily attributable to the purchase of auction rate notes for $14.4 million and equipment for $1.4 million.

     Net cash provided by financing activities was $41 thousand and $1.1 million for the year ended December 31, 2005 and 2004, respectively resulting from the proceeds received upon the exercise of employee stock options.

     As of December 31, 2005, the Company has working capital of $94.7 million including cash, cash equivalents and auction rate notes of $50.3 million, compared to working capital of $80.0 million including cash, cash equivalents and investments of $41.8 million at December 31, 2004. The working capital increased by $14.7 million and cash, cash equivalents and investments increased by $8.5 million during the year ended December 31, 2005.

     As of December 31, 2005, the Company's contractual obligations were as follows (in thousands):

Contractual Obligations                    Payments Due by Period
                                     Less than  1 - 3   3 - 5  More than
                              Total    1 Year   Years   Years   5 Years
                             ....... ......... ....... ....... .........

     Operating Leases        $ 4,063  $ 1,662  $ 2,171  $ 230   $   0

Line of Credit

     As of December 31, 2005, the Company has no lines of credit.

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



Selected Quarterly Financial Data
..................................

     Unaudited quarterly financial data (in thousands, except per share amounts) for 2005 and 2004 is summarized as follows:

                                                    2005                                              2004
                              ................................................. ................................................
                                 Q1        Q2        Q3        Q4        YEAR       Q1        Q2        Q3        Q4       YEAR
                              ........  ........  ........  ......... ......... ........  ........  ........  ........  ........
                                                                                                                        <C
Net sales and services        $ 30,215  $ 33,296  $ 37,842  $ 36,364  $137,717  $ 36,291  $ 34,163  $ 34,902  $ 31,276  $136,631
Cost of sales and services      16,192    17,073    19,803    19,227    72,295    19,802    17,502    18,754    16,665    72,723
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........

Gross profit                    14,023    16,223    18,039    17,137    65,422    16,489    16,661    16,148    14,611    63,908
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........
Operating expenses:
 Selling and marketing           4,349     4,718     5,027     4,865    18,959     4,781     4,817     4,521     4,732    18,850
 General and administrative      3,233     2,727     3,536     2,952    12,448     2,804     2,927     2,631     2,980    11,341
 Research and development        3,336     3,755     3,757     3,629    14,477     3,364     3,401     3,291     3,653    13,710
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........
                                10,918    11,200    12,320    11,446    45,884    10,949    11,145    10,443    11,365    43,901
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........
Income from operations           3,105     5,023     5,719     5,691    19,538     5,540     5,516     5,705     3,246    20,007
 Non-operating expenses
  (income):
 Interest income                 (183)     (274)     (337)     (386)   (1,180)      (56)      (74)      (97)     (159)     (387)
 Minority interest in net
  income (loss) of
  subsidiary                         0         0        34        12        48       (6)         0         0         0       (6)
 Foreign currency gains
  (losses) and other
  income, net                      155         5      (58)     (103)       (1)     (170)     (197)     (124)      (88)     (580)
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........

Income before provision for
 income taxes                    3,443     5,302     5,964     5,962    20,671     5,772     5,787     5,926     3,493    20,980
Provision for income taxes         930     1,313     1,610     1,610     5,463     1,725     1,736     1,778       978     6,218
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........

Net income                    $  2,513  $  3,989  $  4,354  $  4,352  $ 15,208  $  4,047  $  4,051  $  4,148  $  2,515  $ 14,762
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........
Basic earnings per
 common share                 $   0.21  $   0.33  $   0.36  $   0.36  $   1.26  $   0.34  $   0.34  $   0.34  $   0.21  $   1.23
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........

Weighted average common
 shares outstanding             12,053    12,054    12,054    12,054    12,054    11,972    12,028    12,052    12,053    12,026
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........

Diluted earnings per
 common share                 $   0.21  $   0.33  $   0.36  $   0.36  $   1.24  $   0.33  $   0.33  $   0.34  $   0.21  $   1.20
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........

Weighted average common
 and common equivalent shares
 outstanding                    12,235    12,237    12,259    12,254    12,246    12,444    12,449    12,255    12,256    12,351
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........
                              ........  ........  ........  ........  ........  ........  ........  ........  ........  ........




Note 1: The Company's quarterly closing dates are on the last Friday prior and closest to the last day of each calendar quarter. The
Company's fiscal year always ends on December 31st.

Note 2: The sum of the quarterly earnings per common share amounts do not always equal the annual amount reported, as per share amounts are computed independently for each quarter and for the year based on the weighted average common and common equivalent shares outstanding in each such periods.

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

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall investing strategies. The Company's investment portfolios consist primarily of cash, cash equivalents and investments, with carrying amounts approximating market value. Assuming year-end 2005 cash and investment levels, a one-point change in interest rates would have an approximate $500 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represented approximately 61% of total net sales and services in 2005, 63% in 2004 and 61% in 2003. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company's net sales and services denominated in foreign currencies represented approximately 28% of its total net sales and services in 2005, 29% of its total net sales and services in 2004 and 31% in 2003. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains and (losses) included in determining consolidated results of operations were $(77) thousand, $621 thousand and $845 thousand in 2005, 2004 and 2003, respectively.

     Changes in the Euro and Yen have the largest impact on the Company's operating profits. The Company estimates that a 10% change in foreign exchange rates would not materially impact reported operating profits.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements and supplementary data follow on pages 32 to 47.


                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and
           Financial Statement Schedule filed with the Annual
                   Report of the Company on Form 10-K
                  For the Year ended December 31, 2005.

                                                                   Page
                                                                   ....

Reports of Independent Registered Public Accounting Firm             30

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2005 and 2004    32

     Consolidated Statements of Income for the years ended
       December 31, 2005, 2004 and 2003                              33

     Consolidated Statements of Stockholders' Equity and
       Comprehensive Income for the years ended
       December 31, 2005, 2004 and 2003                              34

     Consolidated Statements of Cash Flows for the years
       ended December 31, 2005, 2004 and 2003                        35

     Notes to Consolidated Financial Statements                      36

Consolidated Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts                 47
...............................
Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.



         Report of Independent Registered Public Accounting Firm
         .......................................................


The Board of Directors and Stockholders
Excel Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Excel Technology, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Technology, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Excel Technology, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP


Melville, New York
February 15, 2006


Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Excel Technology, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Excel Technology, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Excel Technology, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Excel Technology, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Also, in our opinion, Excel Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Excel Technology, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 15, 2006 expressed an unqualified opinion on those consolidated financial statements.


/s/  KPMG LLP


Melville, New York
February 15, 2006







                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                       December 31, 2005 and 2004
                 (In thousands, except per share amounts)

Assets                                                2005       2004
.......                                              .........  .........
Current assets:
  Cash and equivalents                             $  16,303  $  11,329
  Investments                                         34,000     30,425
  Accounts receivable, less allowance
    for doubtful accounts of $810 and $796
    in 2005 and 2004, respectively                    22,879     19,782
  Inventories                                         30,269     28,839
  Deferred income taxes                                1,660      1,598
  Other current assets                                 1,353      1,703
                                                   .........  .........
          Total current assets                       106,464     93,676
                                                   .........  .........
Property, plant and equipment                         25,983     26,492
Other assets                                             158        289
Goodwill                                              31,433     32,021
                                                   .........  .........
Total Assets                                       $ 164,038  $ 152,478
                                                   .........  .........
                                                   .........  .........

Liabilities and Stockholders' Equity
.....................................

Current liabilities:
  Accounts payable                                $    4,829  $   5,265
  Accrued expenses and other current liabilities       6,979      8,405
                                                   .........  .........
          Total current liabilities                   11,808     13,670
                                                   .........  .........

Deferred income taxes                                  3,492      2,807
Minority interest in subsidiary                           48          0

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                   0          0
  Common stock, par value $.001 per share:
    20,000 shares authorized, 12,055 and 12,053
    shares issued and outstanding in 2005 and 2004,
    respectively                                          12         12
  Additional paid-in capital                          49,621     49,573
  Retained earnings                                   97,583     82,375
  Accumulated other comprehensive income               1,474      4,041
                                                   .........  .........
          Total stockholders' equity                 148,690    136,001
                                                   .........  .........
Total Liabilities and Stockholders' Equity         $ 164,038  $ 152,478
                                                   .........  .........
                                                   .........  .........

See Accompanying Notes to Consolidated Financial Statements.


                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                    Consolidated Statements of Income
               Years ended December 31, 2005, 2004 and 2003
                 (In thousands, except earnings per share)

                                           2005       2004       2003
                                        .........  .........  .........

Net sales and services                  $ 137,717  $ 136,631  $ 122,681
Cost of sales and services                 72,295     72,723     66,346
                                        .........  .........  .........

Gross profit                               65,422     63,908     56,335
Operating expenses:
  Selling and marketing                    18,959     18,850     16,530
  General and administrative               12,448     11,341     11,324
  Research and development                 14,477     13,710     12,598
                                        .........  .........  .........
                                           45,884     43,901     40,452
                                        .........  .........  .........
Income from operations                     19,538     20,007     15,883
Non-operating expenses (income):
  Interest income                         (1,180)      (387)      (148)
  Minority interest in net income (loss)
    of subsidiary                              48        (6)        (5)
  Foreign currency gains/losses and
    other income, net                         (1)      (580)      (896)
                                        .........  .........  .........
Income before provision for income taxes   20,671     20,980     16,932
Provision for income taxes                  5,463      6,218      5,614
                                        .........  .........  .........
Net income                              $  15,208  $  14,762  $  11,318
                                        .........  .........  .........
                                        .........  .........  .........

Basic income per common share               $1.26      $1.23      $0.95
                                           ......     ......     ......
                                           ......     ......     ......
Weighted average common shares outstanding 12,054     12,026     11,853
                                           ......     ......     ......
                                           ......     ......     ......
Diluted income per common share             $1.24      $1.20      $0.93
                                           ......     ......     ......
                                           ......     ......     ......
Weighted average common and
  common equivalent shares outstanding     12,246     12,351     12,231
                                           ......     ......     ......
                                           ......     ......     ......

See Accompanying Notes to Consolidated Financial Statements.


                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity
                        and Comprehensive Income
             Years ended December 31, 2005, 2004 and 2003
                             (In thousands)





                                                                                           Accumulated
                                                                      Additional              Other
                                     Preferred Stock   Common Stock    Paid-In   Retained Comprehensive            Comprehensive
                                      Shares Amounts Shares   Amounts  Capital   Earnings Income (Loss)   Total        Income
                                     ....... ....... ........ ....... .......... ........ ............. ........  .............
Balances at December 31, 2002              0     $ 0   11,805    $ 12   $ 45,401 $ 56,295         $ 549 $102,257
Exercise of common stock options           0       0      138       0      1,345        0             0    1,345
Tax benefit from employee
  stock option exercises                   0       0        0       0        768        0             0      768
Net income for the year                    0       0        0       0          0   11,318             0   11,318       $11,318
Foreign currency translation
  adjustment                               0       0        0       0          0        0         1,584    1,584         1,584
                                                                                                                       .......
Comprehensive income                       0       0        0       0          0        0             0        0       $12,902
                                     ....... ....... ........ ....... .......... ........ ............. ........       .......
                                                                                                                       .......

Balances at December 31, 2003              0       0   11,943      12     47,514   67,613         2,133  117,272

Exercise of common stock options           0       0      110       0      1,108        0             0    1,108
Tax benefit from employee stock
  option exercises                         0       0        0       0        951        0             0      951
Net income for the year                    0       0        0       0          0   14,762             0   14,762       $14,762
Foreign currency translation
  adjustment                               0       0        0       0          0        0         1,908    1,908         1,908
                                                                                                                       .......
Comprehensive income                       0       0        0       0          0        0             0        0       $16,670
                                     ....... ....... ........ ....... .......... ........ ............. ........       .......
                                                                                                                       .......
Balances at December 31, 2004              0       0   12,053      12     49,573   82,375         4,041  136,001

Exercise of common stock options           0       0        2       0         41        0             0       41
Tax benefit from employee stock
  option exercises                         0       0        0       0          7        0             0        7
Net income for the year                    0       0        0       0          0   15,208             0   15,208       $15,208
Foreign currency translation
  adjustment                               0       0        0       0          0        0       (2,567)  (2,567)       (2,567)
                                                                                                                       .......
Comprehensive income                       0       0        0       0          0        0             0        0       $12,641
                                     ....... ....... ........ ....... .......... ........ ............. ........       .......
                                                                                                                       .......
Balances at December 31, 2005              0    $  0   12,055     $12    $49,621  $97,583        $1,474 $148,690
                                     ....... ....... ........ ....... .......... ........ ............. ........
                                     ....... ....... ........ ....... .......... ........ ............. ........




See Accompanying Notes to Consolidated Financial Statements.

                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
               Years ended December 31, 2005, 2004 and 2003
                            (In thousands)

                                              2005      2004      2003
                                            ........  ........  ........
Operating activities:
  Net income                                $ 15,208  $ 14,762  $ 11,318
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Minority interest in net income
         (loss) of subsidiary                     48       (6)       (5)
        Depreciation and amortization          2,891     2,687     2,887
        Tax benefit from employee stock
          option exercises                         7       951       768
        Loss on sale of equipment                  7         0         0
        Provision for bad debts                  252       297        92
        Deferred income taxes                    622     1,507       590
        Changes in operating assets and
          liabilities, net of effects from
          acquisitions:
            Accounts receivable              (4,534)     2,334       743
            Inventories                      (1,777)   (3,269)       642
            Other current assets                 282     (613)       371
            Other assets                       1,101     (480)     (228)
            Accounts payable                   (290)       362     (941)
            Accrued expenses and other
              current liabilities            (1,088)   (2,425)     (829)
                                            ........  ........  ........

        Net cash provided by operating
          activities                          12,729    16,107    15,408
                                            ........  ........  ........
Investing activities:
  Purchases of investments,
    net of redemptions                       (3,575)  (14,425)  (16,000)
  Cash paid for acquisitions,
    net of cash acquired                           0         0     (914)
  Purchases of property, plant and equipment (3,272)   (1,392)   (2,450)
  Proceeds from the sale of equipment             18         0         0
                                            ........  ........  ........
        Net cash used in investing
          activities                         (6,829)  (15,817)  (19,364)
                                            ........  ........  ........

Financing activities:
  Proceeds from exercise of common
    stock options                                 41     1,108     1,345
  Minority shareholder investment in
    joint venture                                  0         0        11
                                            ........  ........  ........
        Net cash provided by financing
          activities                              41     1,108     1,356
                                            ........  ........  ........

Effect of exchange rate changes on cash
  and cash equivalents                         (967)       191       518
                                            ........  ........  ........
Net increase (decrease) in cash
  and equivalents                              4,974     1,589   (2,082)
Cash and equivalents - beginning of year      11,329     9,740    11,822
                                            ........  ........  ........
Cash and equivalents - end of year          $ 16,303  $ 11,329  $  9,740
                                            ........  ........  ........
                                            ........  ........  ........

Supplemental Cash Flow Information
...................................
Cash paid for:
  Interest                                  $      0  $      0  $      0
                                            ........  ........  ........
                                            ........  ........  ........
  Income taxes                              $  5,411  $  5,604  $  2,312
                                            ........  ........  ........
                                            ........  ........  ........


See Accompanying Notes to Consolidated Financial Statements.


              Notes to Consolidated Financial Statements
                      December 31, 2005 and 2004

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

      Basis of Presentation
      .....................

      The consolidated financial statements include the accounts of Excel Technology, Inc. (Excel), its 50% owned joint venture, Excel Laser Technology Private Limited (Excel SouthAsia JV) and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

      The Company's revenues are generated from: 1) product sales, product upgrades and replacement part sales; 2) maintenance agreements; and 3) services. The Company's product lines principally consist of laser-based systems and electro-optical components used in a wide range of applications by different types of end-users and are often used as sub-assemblies required for end products manufactured by the customer. Revenue relating to these products is recognized upon transfer of title and risk of loss to the customer, which is generally upon shipment, assuming the other criteria of SAB 104 are met. Related shipping and handling costs are included in cost of sales and services. With respect to maintenance agreements, revenue is recognized and customers are generally billed on a monthly or quarterly basis over the term of the agreement. When a customer pays an annual maintenance fee, it is recorded as deferred revenue and recognized as revenue ratably over the term of the agreement. For services rendered, customers are billed and revenues are recognized as the related services are performed. When a sales arrangement involves multiple elements, such as the sale of products that require installation, training or other services, the Company records deferred revenue for the fair value of the undelivered element and recognizes the revenue when the revenue recognition criteria for that element is met. Fair value is established for an element based on the price when the element is sold separately. Product returns have historically been insignificant.

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

      Cash, Cash Equivalents and Investments
      ......................................

      Cash and equivalents of $16.3 million and $11.3 million at December 31, 2005 and 2004, respectively, consist of demand deposits with banks and highly liquid money market funds. The Company considers investments with maturities of three months or less when purchased to be cash equivalents. Available-for-sale investments of $34.0 million and $30.4 million at December 31, 2005 and 2004, respectively, consist of auction rate notes for which the carrying value equaled their fair value.

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

      Goodwill represents the excess of cost over fair value of net assets of businesses acquired. Goodwill and intangible assets with indefinite lives are not amortized but are evaluated annually for impairment. The Company's annual assessment for impairment is performed on December 31st of each year.

      Research and Development Costs
      ..............................

      Research and development costs include material, labor and overhead associated with Company-sponsored projects. Such costs are expensed as incurred.

      Long-Lived Assets
      .................

      The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      Accrued Warranty Costs
      ......................

      The Company analyzes its warranty liability for reasonableness on a quarterly basis. Based upon a five-year history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends, the Company believes that its warranty liability at December 31, 2005 and 2004 are reasonable.

      Changes in the warranty liability in 2005 and 2004 were as follows
         (In thousands):
                                                        2005       2004
                                                       ......     ......
         Balance at January 1                          $  765     $  756
         Provision for warranties during the year         630        536
         Costs of warranty obligations during the year  (675)      (527)
                                                       ......     ......
         Balance at December 31                          $720     $  765
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

      Foreign Currency Translation
      ............................

      The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The resulting cumulative translation adjustment of approximately $1.5 million and $4.0 million at December 31, 2005 and 2004, respectively, is reflected as accumulated other comprehensive income, a component of stockholders' equity. In addition, there were transaction gains and losses and inter-company balances not deemed long-term in nature at the balance sheet date that resulted in net transaction (losses) gains of $(77) thousand, $621 thousand and $845 thousand for the years ended
         December 31, 2005, 2004 and 2003, respectively, which is reflected in foreign currency gains /losses and other income, net in the consolidated statements of income.

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

      Use of Estimates
      ................

      The preparation of financial statements in conformity with U.S.
         generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

      Accounting for Stock-Based Compensation
      .......................................

      At December 31, 2005, the Company has stock-based employee compensation plans, which are more fully described in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost has been reflected in the statements of income for the three years ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                             (In thousands, except
                                                 per share data)
                                             Year ended December 31,
                                         ...............................
                                           2005        2004        2003
                                         .......     .......     .......
      Net income, as reported            $15,208     $14,762     $11,318
      Deduct:  Total stock-based
         employee compensation expense
         determined under fair value
         based method for all awards,
         net of related tax effects      (3,018)     (3,027)     (1,519)
                                         .......     .......     .......
      Proforma net income                $12,190     $11,735      $9,799
                                         .......     .......     .......
                                         .......     .......     .......

      Earnings per share:
         Basic - as reported               $1.26       $1.23       $0.95
                                           .....       .....       .....
         Basic - proforma                  $1.01       $0.98       $0.83
                                           .....       .....       .....
         Diluted - as reported             $1.24       $1.20       $0.93
                                           .....       .....       .....
         Diluted - proforma                $1.00       $0.95       $0.81
                                           .....       .....       .....


      The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $8.20, $13.67 and $9.47, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
      2005- expected dividend yield of 0%, risk free interest rate of 3.60%-4.31%, expected stock volatility of 39%-41% and expected life of approximately 3.9 years;
      2004- expected dividend yield of 0%, risk free interest rate of 3.6%, expected stock volatility of 50% and expected life of approximately 4.0 years;
      2003- expected dividend yield of 0%, risk free interest rate of 3.6%, expected stock volatility of 50% and expected life of approximately 4.0 years;
      For purposes of the proforma disclosures, the estimated fair value of the options is amortized to compensation expense over the options' vesting periods.

      Accumulated Other Comprehensive Income (Loss)
      .............................................

      Accumulated other comprehensive income ("comprehensive income") refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's comprehensive income (loss) is composed of net income (loss) and unrealized gains and losses on foreign currency translation adjustments.

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

      On April 23, 2003, the Company incorporated Excel Laser Technology
         Private Limited based in Mumbai, India as a joint venture for the distribution of certain subsidiary products in South Asia, which will market, sell, install and provide customer service for the Company's products. The Company invested $11 thousand for a 50% equity ownership interest in the joint venture. In accordance with FIN No. 46, "Accounting For Variable Interest Entities," since the joint venture is a variable interest entity and the Company is the primary beneficiary of the joint venture, the Company has consolidated the results of the joint venture with its results and reflected the minority interest in the net income (loss) of the joint venture of $48 thousand, ($6) thousand and ($5) thousand in the statements of income for
          2005, 2004 and 2003, respectively.

 (3)  Inventories
      ...........

      Inventories consist of the following (In thousands):

                                   December 31,
                              .....................
                                2005         2004
                              ........     ........
         Raw materials        $ 16,474     $ 15,384
         Work-in-process         8,158        7,074
         Finished goods          4,246        4,858
         Consigned inventory     1,391        1,523
                              ........     ........
                              $ 30,269     $ 28,839
                              ........     ........
                              ........     ........

 (4)  Property, Plant and Equipment
      .............................

      Property, plant and equipment at cost consists of the following
         (In thousands):
                                                          December 31,
                                                        ................
                                          Useful life      2005    2004
                                          ...........   .......  .......
         Land                                  0       $ 4,236  $ 4,236
         Buildings                         30 years     20,054   18,918
         Leasehold improvements           Lease term       682      644
         Fixtures and computer equipment  3-10 years     2,576    2,869
         Machinery and equipment          3-10 years     6,494    6,759
         Laboratory equipment             3-10 years     3,031    3,293
                                                       .......  .......
                                                        37,073   36,719
         Less accumulated depreciation
           and amortization                             11,090   10,227
                                                       .......  .......
                                                       $25,983  $26,492
                                                       .......  .......
                                                       .......  .......

      Depreciation and amortization expense aggregated approximately
`         $2.9 million, $2.7 million and $2.9 million for the years
ended
         December 31, 2005, 2004 and 2003, respectively.

 (5)  Goodwill
      ........
      The change in the net carrying amount of goodwill for the years ended December 31, 2005 and 2004 is attributable to the change in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.

 (6)  Income Taxes
      ............

      Pre-tax income for the years ended December 31, 2005, 2004, and 2003 was comprised of domestic income of $20.6 million, $20.7 million and $16.1 million, respectively, and foreign income of $77 thousand, $234 thousand, and $817 thousand, respectively.



      The provision for income taxes consists of (In thousands):

                                 Year ended December 31,
                               ...........................
                                 2005      2004      2003
                               .......   .......   .......
         Current:
           Federal             $ 4,088   $ 3,736   $ 4,027
           State and local         713       697       321
           Foreign                  41       278       675
                               .......   .......   .......
                                 4,842     4,711     5,023
                               .......   .......   .......
         Deferred:
           Federal                 621     1,507       591
                               .......   .......   .......
                               $ 5,463   $ 6,218   $ 5,614
                               .......   .......   .......
                               .......   .......   .......


      The current provision for income taxes includes a tax benefit of $192 thousand for 2004 and $391 thousand for 2003 for utilizing Federal net operating loss carryforwards.

      The effective income tax rate differed from the statutory Federal income tax rate due to the following items (In thousands):

                                           Year ended December 31,
                                         ...........................
                                           2005      2004      2003
                                         .......   .......   .......
         Taxes at statutory Federal
           income tax rate               $ 7,235   $ 7,241   $ 5,926
         State income taxes, net
           of Federal benefit                464       453       209
         Credits                           (426)     (420)         0
         ETI benefit                       (825)     (943)     (704)
         Change in valuation allowance        75       173        65
         Foreign Tax Rate Differential        15        49      (89)
         Non-taxable income                (248)      (78)         0
         Settlement of tax contingencies   (655)         0         0
         Other                             (172)     (257)       207
                                         .......   .......   .......
                                         $ 5,463   $ 6,218   $ 5,614
                                         .......   .......   .......
                                         .......   .......   .......

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows (In thousands):

                                                           December 31,
                                                       .................
                                                         2005     2004
                                                       ........ ........
         Deferred tax assets:
            Excess of tax over financial statement
              basis of inventory                       $  1,118 $    997
            Allowance for doubtful accounts                 199      211
            Accrued warranty costs                          136      105
            Other accrued expenses                          207      285
            Benefits of foreign net operating
              loss carryforwards                          3,082    2,173
                                                       ........ ........
            Total deferred tax assets                     4,742    3,771
            Less valuation allowance                    (3,082)  (2,173)
                                                       ........ ........
                                                          1,660    1,598
                                                       ........ ........
         Deferred tax liabilities:
            Plant and equipment depreciation              (651)    (591)
            Goodwill amortization                       (2,841)  (2,216)
                                                       ........ ........
            Total deferred tax liabilities              (3,492)  (2,807)
                                                       ........ ........
            Net deferred tax liabilities               $(1,832) $(1,209)
                                                       ........ ........
                                                       ........ ........

      As of December 31, 2005, the Company has a foreign tax net operating loss carryforward of $7.7 million (6.5 million Euro). A valuation allowance of $3.1 million, as of December 31, 2005 has been provided against all of the Company's foreign net operating loss carryforwards. There can be no assurance that the Company will generate sufficient taxable earnings in future years to fully realize the tax benefits associated with foreign net operating loss carryforwards. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the other deferred tax assets.

      Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $2.1 million, at December 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. tax liability. Foreign currency translation adjustments are not adjusted for income taxes, as they relate to indefinite investments in non-U.S. subsidiaries.

 (7)  Accrued Expenses and Other Current Liabilities
      ..............................................

      Accrued expenses and other current liabilities consist of the following (In thousands):

                                                          December 31,
                                                       .................
                                                         2005     2004
                                                       ........ ........

         Salaries, wages, commissions and bonuses      $  2,558 $  2,274
         Accrued vacation/holiday/sick pay                  833      768
         Deferred revenue                                   201      318
         Customer deposits                                  477      714
         Accrued warranty costs                             720      765
         Professional fees payable                          192      814
         Income taxes payable                             1,097    1,675
         Other                                              901    1,077
                                                       ........ ........
                                                        $ 6,979  $ 8,405
                                                       ........ ........
                                                       ........ ........

 (8)  Stockholders' Equity
      ....................

      Stock Option Plans
      ..................

      In 1990, Excel adopted a stock option plan (the "Plan") which provided for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, to purchase an aggregate of 2,000,000 shares of common stock, as amended, at prices and terms determined by the Board of Directors. Options granted under the Plan, which terminated on July 30, 2000, may be exercisable for a period of up to ten years. Through December 31, 2005, all options granted to employees under the Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years and expire either five or ten years from date of grant.

      In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through December 31, 2005, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant.

      In 2004, the Company adopted a stock option plan (the "2004 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 2004 Plan, which terminates on February 23, 2014, may be exercisable for a period up to ten years. Through December 31, 2005, all options granted to employees under the 2004 Plan have exercise prices equal to the market value of the stock on the date of grant, vest immediately, and expire ten years from the date of grant.

      A summary of activity related to the Company's stock option plans is as follows:
                                              Number
                                            of shares   Weighted average
                                          (In thousands) exercise price
                                          .............. ..............

         Outstanding at December 31, 2002      1,071        $ 15.65

         Granted                                  90        $ 22.16
         Exercised                             (168)        $ 13.09
         Cancelled                              (20)        $ 22.26
                                          ..............

         Outstanding at December 31, 2003        973        $ 16.56

         Granted                                 191        $ 31.98
         Exercised                             (149)        $ 16.85
         Cancelled                              (13)        $ 23.50
                                          ..............

         Outstanding at December 31, 2004      1,002        $ 19.37

         Granted                                 449        $ 22.60
         Exercised                               (2)        $ 15.89
         Cancelled                               (8)        $ 19.79
                                          ..............

         Outstanding at December 31, 2005      1,441        $ 20.38
                                          ..............
                                          ..............

      In 2004 and 2003, 39 thousand and 30 thousand shares of common stock held greater than six months, respectively, were used by employees to exercise options. Such shares, which had a market value of $1.4 million and $854 thousand, respectively, were retired.

      At December 31, 2005, 2004 and 2003, a total of 1,410 thousand,
         812 thousand and 632 thousand options were exercisable at weighted average exercise prices of $20.37, $19.85 and $16.50, respectively, and at December 31, 2005 options for the purchase of 445 thousand common shares were available for future grants under the 2004 Plan and 10 thousand common shares were available for future grants under the 1998 Plan.

      The options outstanding as of December 31, 2005 are summarized as follows:
                     Number of         Weighted
                      options           average          Options
      Exercise      outstanding       contractual       Exercisable
       price       (In thousands)    remaining life    (In thousands)
      ........     ..............    ..............    ..............
      $  6.50             2            2.80 years             2
      $  7.00           179            1.94 years           179
      $ 13.06            25            3.47 years            25
      $ 15.15           281            6.13 years           281
      $ 16.66            35            6.78 years            22
      $ 19.71            23            5.30 years            22
      $ 22.16            69            7.38 years            56
      $ 22.59           440            9.11 years           440
      $ 23.03             5            9.79 years             5
      $ 23.04             4            9.98 years             4
      $ 24.63           163            4.23 years           163
      $ 26.51            40            9.00 years            40
      $ 27.41            20            8.79 years            20
      $ 29.00            30            4.42 years            30
      $ 29.70             5            8.23 years             1
      $ 34.68           120            8.32 years           120
                      .....                                ....
                      1,441                               1,410
                      .....                                ....
                      .....                                ....

      Shares Reserved for Issuance
      ............................

      At December 31, 2005, the Company had reserved 1,898,368
         authorized and unissued common shares for the following
         purposes (In thousands):
                                                Shares
                                                ......
                   1990 Stock option plan        176
                   1998 Stock option plan        722
                   2004 Stock option plan      1,000

 (9)  Earnings Per Share
      ..................

      The following is a reconciliation of the numerators and
         denominators of the basic and diluted EPS computations (In thousands, except per share amounts):
                                                     2005
                                     ...................................
                                      Earnings      Shares     Per-Share
                                     (Numerator) (Denominator)  Amount
                                      .......... ............. .........

         Basic EPS                     $ 15,208      12,054      $ 1.26
         Effect of Dilutive Securities:
           Stock Options                                192
                                                     ......
         Diluted EPS                   $ 15,208      12,246      $ 1.24
                                       ........      ......      ......
                                       ........      ......      ......

                                                     2004
                                     ...................................
                                      Earnings      Shares     Per-Share
                                     (Numerator) (Denominator)  Amount
                                      .......... ............. .........

         Basic EPS                      $14,762      12,026       $1.23
         Effect of Dilutive Securities:
           Stock Options                                325
                                                     ......
         Diluted EPS                    $14,762      12,351       $1.20
                                       ........      ......      ......
                                       ........      ......      ......

                                                     2003
                                     ...................................
                                      Earnings      Shares     Per-Share
                                     (Numerator) (Denominator)  Amount
                                      .......... ............. .........
         Basic EPS                      $11,318      11,853       $0.95
         Effect of Dilutive Securities:
           Stock Options                                378
                                                     ......
         Diluted EPS                    $11,318      12,231       $0.93
                                       ........      ......      ......
                                       ........      ......      ......

      There were 378 thousand, 175 thousand, and 341 thousand unexercised stock options outstanding as of December 31, 2005, 2004 and 2003, respectively, not included as part of the diluted EPS calculations for 2005, 2004 and 2003, respectively, because they would have been antidilutive for the periods presented.


(10)  Treasury Stock
      ..............

      The Board of Directors of the Company has authorized the purchase of up to 2 million shares of common stock in the open market at prevailing market prices. As of December 31, 2005, no shares have been repurchased.

(11)  Employee Benefit Plan
      .....................

      The Company has a voluntary defined contribution plan, which complies with Section 401(k) of the Internal Revenue Code, as amended. The plan permits employees to make a voluntary contribution of pretax dollars, with a matching contribution by the Company equal to 50% of an employee's basic contribution to the plan up to a maximum of 3% of their salaries. Company contributions to the plan were approximately $546 thousand, $524 thousand and $489 thousand in 2005, 2004 and 2003, respectively.

(12)  Commitments and Contingencies
      .............................

      Litigation
      ..........

      Dr. Phillips, Inc. ("Phillips"), the landlord of a facility leased by Baublys-Control Laser ("Baublys"), a wholly owned subsidiary of the Company, through 2001, filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida against Baublys and the Company, for not repairing or replacing certain personal property related to the use of the property while Baublys leased the facility. The Company guaranteed the lease. In September 2005, the Court ruled that the Company was liable for damages, interest and an unspecified amount of plaintiff legal fees. The liability for the damages and estimated legal fees was recorded in general and administrative expenses in the consolidated statement of income for the quarter ended September 30, 2005. In December 2005, the Company settled the lawsuit with Phillips and paid $575 thousand for damages, interest and plaintiff legal fees.

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

      Operating Leases
      ................

      The Company and its subsidiaries lease certain buildings, vehicles and equipment under non-cancelable operating leases. At
         December 31, 2005, the future minimum lease payments under non-cancelable operating leases are as follows (In thousands):

                         2006         $   1,662
                         2007             1,226
                         2008               945
                         2009               197
                         2010                33
                         Thereafter           0
                                      .........
                                      $   4,063
                                      .........
                                      .........


      Rent expense, which is recorded on a straight line basis over the lease term, approximated $1.4 million for each of the years ended December 31, 2005, 2004 and 2003.

      Employment Agreements
      .....................

      Excel has entered into employment agreements with certain key executives that provide for severance upon termination without cause, aggregating approximately $1.8 million. In addition, certain employment agreements include a change of control clause that call for payments aggregating approximately $3.0 million.

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

                                            As of or the year ended
                                                  December 31,
                                           2005       2004       2003
                                        .........  .........  ........
         Net sales and services to
           unaffiliated customers:
             United States operations  $  98,997  $  96,927  $  84,393
             European operations          28,867     27,928     23,955
             Asian operations              9,853     11,776     14,333
                                        .........  .........  ........

                                       $ 137,717  $ 136,631  $ 122,681
                                       .........  .........  .........
                                       .........  .........  .........

         Operating income (loss):
             United States operations  $  19,014  $  19,889  $  15,877
             European operations           (112)      (809)    (2,057)
             Asian operations                636        927      2,063
                                       .........  .........  .........
                                       $  19,538  $  20,007  $  15,883
                                       .........  .........  .........
                                       .........  .........  .........

         Identifiable assets:
             United States operations  $ 137,694  $ 127,251  $ 109,228
             European operations          20,413     18,635     17,515
             Asian operations              5,931      6,592      6,995
                                       .........  .........  .........
                                       $ 164,038  $ 152,478  $ 133,738
                                       .........  .........  .........
                                       .........  .........  .........

       Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

       During the years ended December 31, 2005, 2004 and 2003, the
         Company had foreign and export sales of approximately $83.9 million, $85.7 million and $74.7 million, representing 61%, 63% and 61%, respectively, of total net sales and services.

      Of the net sales and services to non-U.S. customers above, net sales and services to customers in Germany accounted for approximately $19.8 million, $17.8 million and $19.0 million of total consolidated net sales and services for 2005, 2004, and 2003, respectively, and net sales and services to customers in Japan accounted for approximately $15.3 million and $19.1 million of total consolidated net sales and services for 2005 and 2004, respectively. No other individual foreign country accounted for more than 10% of total consolidated net sales and services in 2005, 2004 or 2003.

      No single customer accounted for more than 10% of the Company's net sales and services in 2005, 2004 and 2003. One customer accounted for 5.3% of the Company's total accounts receivable at December 31, 2005. No accounts receivable from a customer exceeded 5% of the Company's total accounts receivable at December 31, 2004.

(14)  Related Party Transactions
      ..........................

      During 2005, 2004 and 2003, one director of the Company provided services to the Company as legal counsel, and the Company paid approximately $51 thousand, $115 thousand and $53 thousand, respectively for legal services rendered by the director's law firm. As of December 31, 2005, no amounts were due to the director's law firm.

Schedule II
............

                  EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                     Valuation and Qualifying Accounts
                Years ended December 31, 2005, 2004 and 2003


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

  Allowance for doubtful accounts (In thousands):

  Year ended December 31,:

     2005          $   796        $   252        $ (238)(1)     $   810

     2004          $ 1,001        $   297        $ (502)(1)     $   796

     2003          $   993        $    92        $  (84)(1)     $ 1,001

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


Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework", our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

     There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

          None.

PART III
.........

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2005.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item 11 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this Item 12 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this Item 14 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2005.


PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.   Consolidated Financial Statements (included in Part II, Item 8):

     Reports of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets as of December 31, 2005 and 2004

     Consolidated Statements of Income for the years ended
       December 31, 2005, 2004 and 2003.

     Consolidated Statements of Stockholders' Equity and Comprehensive
       Income for the years ended December 31, 2005, 2004 and 2003.

     Consolidated Statements of Cash Flows for the years ended
       December 31, 2005, 2004 and 2003.

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

                         EXCEL TECHNOLOGY, INC.

                         By:  /s/ J. Donald  Hill
                              ..........................................
                              J. Donald Hill, Chairman of the Board

                         By:  /s/ Antoine Dominic
                              ..........................................
                              Antoine Dominic, Chief Executive Officer

                         By:  /s/ Alice H. Varisano
                              ..........................................
                              Alice H. Varisano, Chief Financial Officer




Date:     February 16, 2006

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES
INDICATED.

      Signature                   Title                            Date
...................... ..............................  ..................

/s/ J. Donald Hill     Chairman of the Board          February 16,  2006
......................  and Director
J. Donald Hill


/s/ Antoine Dominic    Chief Executive Officer,       February 16,  2006
......................  President, and Chief Operating
Antoine Dominic        Officer (Principal Executive
                       Officer)

/s/ Alice H. Varisano  Chief Financial Officer        February 16,  2006
......................
Alice H. Varisano

/s/ Steven Georgiev    Director                       February 16,  2006
......................
Steven Georgiev

/s/ Howard S. Breslow  Director                       February 16,  2006
......................
Howard S. Breslow

/s/ Donald Weeden      Director                       February 16,  2006
......................
Donald Weeden

/s/ Ira J. Lamel       Director                       February 16,  2006
......................
Ira J. Lamel



                          INDEX TO EXHIBITS

Exhibit
Number                         Document
........                        ........

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

3.2 By-Laws, as amended. Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 33-47440.

4 Specimen Certificate for Company's Common Stock. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-39375.

10.1 1990 Stock Option Plan, as amended. Incorporated by reference to the Company's Registration Statement on Form S-1,
        File No. 33-52612.

10.2 Employment Agreement, dated as of October 10, 2000, between the Company and J. Donald Hill (Incorporated by reference to
        Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000), as amended by letter agreement, dated October 3, 2002 (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002), as further amended by letter agreements, dated March 11, 2005, March 21, 2005 and May 5, 2005 (Incorporated by reference to the Company's Current Reports on Form 8-K filed on March 14, 2005, March 21, 2005 and May 6, 2005, respectively).

10.3 Employment Agreement, dated as of October 10, 2000, between the Company and Antoine Dominic. Incorporated by reference to
        Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended by letter agreement, dated March 11, 2005 (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14,
        2005), as further amended by letter agreement dated May 5, 2005 (Incorporated by reference to the Company's Current Report on Form 8-K filed on May 6, 2005).

10.4 1998 Stock Option Plan. Incorporated by reference as Exhibit A to the Company's Definitive Proxy Statement, dated April 27, 1998 for the Annual Meeting of Stockholders held on June 24, 1998.

10.5    2004 Stock Option Plan.  Incorporated by reference to the
        Company's Registration Statement on Form S-8, File No. 333-
        117513.

10.6 Employment Agreement, dated as of December 27, 2004, between the Company and Alice Varisano. Incorporated by reference to the Company's Form 10-K, dated March 15, 2005, as amended by letter agreement, dated May 5, 2005 (Incorporated by reference to the Company's Current Report on Form 8-K filed on May 6, 2005).

14 Code of Ethics. Incorporated by reference to the Company's Form 10-K, dated March 15, 2004.

21      List of subsidiaries.*

23.1    Consent of KPMG LLP.*

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*filed herewith

EXHIBIT 21

LIST OF SUBSIDIARIES

Name of Subsidiary:                                     Incorporated in:
....................                                     ................
Cambridge Technology, Inc.                                Massachusetts
Continuum Electro-Optics, Inc. (d/b/a "Continuum")        Delaware
Control Laser Corporation (d/b/a "Baublys-Control Laser") Florida
Control Systemation, Inc.                                 Delaware
D Green (Electronics) Limited                             United Kingdom
Excel Technology Services Company                         Delaware
Quantronix Corporation                                    Delaware
Photo Research, Inc.                                      Delaware
Synrad, Inc.                                              Washington
The Optical Corporation                                   California
Excel Technology Asia Sdn. Bhd.                           Malaysia
Excel Technology Europe GmbH                              Germany
Baublys GmbH (1)                                          Germany
Excel Technology France S.A.S. (1)                        France
Excel Technology Japan Holding Co., Ltd.                  Japan
Excel Technology Japan K.K. (2)                           Japan
Excel Laser Technology Private Limited (3)                India
Excel Technology Lanka (Private) Limited                  Sri Lanka
Excel Technology Italy Srl. (1)                           Italy

(1) A wholly-owned subsidiary of Excel Technology Europe GmbH
(2) A wholly-owned subsidiary of Excel Technology Japan Holding Co.,
    Ltd.
(3) A joint venture in which Excel Technology, Inc. has a 50% equity ownership interest

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Excel Technology, Inc.:

We consent to the incorporation by reference in the registration statements (No. 33-71122, 333-59340, and 333-117513) on Form S-8 of
Excel Technology, Inc. of our reports dated February 15, 2006 with respect to the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 and the effectiveness of internal control over financial reporting as of December 31, 2005, which reports appear in the December 31, 2005 Annual Report on Form 10-K of Excel Technology, Inc.

/s/  KPMG LLP


Melville, New York
February 16, 2006


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

Date:  February 15, 2006

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

     By:  /s/ Alice Varisano
         ........................
          Alice Varisano,
          Chief Financial Officer


Date:  February 15, 2006

EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT


     I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2005 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:     February 15, 2006

                                             /s/ Antoine Dominic
                                             ...........................
                                             Antoine Dominic, President,
                                             Chief Executive Office, and
                                             Chief Operating Officer




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


EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT


     I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2005 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:     February 15, 2006



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