Form 10-K/A
period 2005-12-31
EXCEL TECHNOLOGY INC
filed 2006-04-28
CIK 873603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K/A
                             Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

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

The number of shares of the Registrant's common stock outstanding as of March 6, 2006 was: 12,065,596.

Explanatory Note

     This Amendment No. 1 on Form 10-K/A ("Amendment No. 1"), is being filed by Excel Technology, Inc. to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission ("SEC"), on February 17, 2006, (the "Initial Report"), to amend the Initial Report to include the information originally intended to be incorporated by reference from our Definitive Proxy Statement for our next annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended, that we would file with the SEC no later than 120 days after our fiscal year end. Since we will not be filing our Definitive Proxy Statement by the end of 120 days following our fiscal year end as originally intended, we are hereby filing this Amendment No. 1, in part, to provide the information we originally intended to incorporate by reference. Such information is the information required by Part III for our Annual Report on Form 10-K. Pursuant to Rule 12b - 15 under the Securities Exchange Act of 1934, as amended, Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below, and Part IV is amended to add the exhibits set forth in the exhibit list to be filed herewith. This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ..................................................

DIRECTORS

The names of the directors of the Company and certain information about them are set forth below.

              Name           Age                Position
        J. Donald Hill        73      Chairman of the Board of Directors
        Steven Georgiev (1)   72      Director
        Howard S. Breslow     66      Director
        Donald E. Weeden (1)  75      Director
        Ira J. Lamel (1)      58      Director

(1) Member of the Audit, Compensation and Nominating Committees.

Except as set forth below, each of the above individuals has held the same principal occupation with the Company for at least the last five years.

The following information is submitted based upon information received by the Company from such persons.

     Mr. Hill has been Chairman of the Board of Directors since January 1996. He served as Chief Executive Officer of the Company from January 1996 to October 2000, President of the Company from August 1994 until February 1998, and Chief Financial Officer of the Company from January 1994 until March 1995. In addition, he was President of Quantronix Corporation ("Quantronix"), a subsidiary of the Company, from November 1992 until January 1996, and was a business consultant to Quantronix from February 1992 to November 1992. From January 1991 to October 1991, Mr. Hill was Chief Executive Officer of Medstone International, Inc., a company engaged in the manufacture, marketing and sale of shock wave therapy devices. From 1988 to 1990, he was Director of Corporate Finance at Weeden & Co., an investment firm and member of the New York Stock Exchange. Mr. Hill served as Vice Chairman of First Affiliated Securities, Inc. from 1978 to 1988, and from 1966 to 1977 he was a General Partner of Loeb, Rhoades & Company.

     Mr. Georgiev has been a director of the Company since December 1991. From 1993 to 1997, he served as Chairman and CEO of Palomar Medical Technologies, Inc. ("Palomar"), a biotechnology company. Since 1988, he has acted as a business and management consultant to several high technology companies, including EG&G, Inc., Cybernetics Products, Inc., Camber, Inc., Dynatrend, Inc. and Palomar. From 1972 to 1975, and later from 1978 to 1988, Mr. Georgiev was Chairman, President and Treasurer of Dynatrend, Inc., which specializes in providing engineering and program management services primarily to the United States Government. From 1961 to 1972, and later from 1975 to 1978, Mr. Georgiev held a variety of positions with Avco Systems, a high technology aerospace business, including Project Director - Missile Systems; Director of Engineering; Director of Advanced Programs; and Vice President - Marketing and Planning. Since 1980, Mr. Georgiev also has been involved in the start-up and subsequent development of several companies. Mr. Georgiev has a B.S. degree in engineering physics and an M.S. degree in management.

     Mr. Breslow has been a director of the Company since January 1996. Since 1972, he has been a partner of the law firm of Breslow & Walker, LLP, New York, New York, which firm serves as general counsel to the Company. Mr. Breslow currently serves as a director of BioLife Solutions, Inc., a publicly-held company engaged in the development and sale of solutions for the preservation of cells, tissues, and organs.

     Mr. Weeden has been a director of the Company since May 2003.
Since 1987, Mr. Weeden has been Chairman of Weeden Securities Corporation, the General Partner of Weeden & Co., L.P., a New York Stock Exchange member firm, and a member of the National Association of Securities Dealers. Over the years, Mr. Weeden has participated as an early venture investor in a number of companies involved in the semiconductor industry. Mr. Weeden graduated from Stanford University with a B.A. in economics.

     Mr. Lamel has been a director of the Company since April 2004. He has been Executive Vice President, Chief Financial Officer and Treasurer of Hain Celestial Group since October 2001, and he has served as Corporate Secretary since January 2003. From June 1973 to September 2001, Mr. Lamel, a certified public accountant, was at Ernst & Young LLP where he served in various capacities, including partner. Ernst & Young LLP served as the Company's independent auditor for the year ended December 31, 2000, and Mr. Lamel directed the Company's audit that year. In addition, Mr. Lamel currently serves as director of Harvey Electronics, Inc., a publicly-held company engaged in the retail sale, service and custom installation of audio, video and home theater equipment.












                EXECUTIVE OFFICERS AND SUBSIDIARY PRESIDENTS

     The Company's executive officers, as well as the Presidents of the Company's directly and indirectly owned subsidiaries, are listed in the table below. Information concerning such employees follows the table.

       Name              Age                    Position
...................       ...  ..........................................

Executive Officers
...................
J. Donald Hill           73   Chairman of the Board
Antoine Dominic          44   Chief Executive Officer, President,
                              Chief Operating Officer
Alice Varisano           52   Chief Financial Officer


Subsidiary Presidents
......................
Greg Anderson            54   President, Control Systemation, Inc.
Redmond P. Aylward       54   President, Cambridge Technology, Inc.
Reinhard Baumert         61   President, Excel Technology Europe GmbH
Dave Clarke              44   President, Synrad, Inc.
Laurence E. Cramer       55   President, Continuum Electro-Optics, Inc.
Francis Dominic          47   President, The Optical Corporation and
                              President, Photo Research, Inc.
Qiang Fu                 43   President, Quantronix Corporation
Stephen C. Graham        50   President, Control Laser Corporation
Kuni Kobayashi           63   President, Excel Technology Japan K.K.
Ooi Poay Chuan           51   President, Excel Technology Asia Sdn. Bhd.


     Mr. Dominic has been Chief Executive Officer since October 2000 and President and Chief Operating Officer of the Company since February 1998. He served as Chief Financial Officer of the Company from March 1995 until December 26, 2004 and as a director of the Company from January 1996 through April 2004. In addition, Mr. Dominic served as President of Quantronix from January 1996 until October 2000. From June 1992 to January 1995, Mr. Dominic was Executive Vice President, Chief Financial Officer and Director of CompuDyne Corporation, a manufacturer of data acquisition equipment and access control systems, and Corcap Inc., a holding company (both are related publicly-held companies).
From March 1990 to June 1992, Mr. Dominic was the Chief Financial Officer for CompuDyne Corporation and Corcap, Inc. From August 1987 to March 1990, Mr. Dominic was Chief Financial Officer of Quanta Systems Corporation, a division of CompuDyne Corporation. Mr. Dominic holds a B.S. in accounting, an M.B.A., and is a non-practicing CPA.

     Alice Varisano, a certified public accountant, has been the Chief Financial Officer since December 27, 2004. From 1987 through 2004 she was a principal at Ernst & Young LLP where she coordinated services for many multinational public companies. Ms. Varisano holds a B.S. in Accounting and M.S. in Taxation.

     Mr. Anderson has been the President of Control Systemation, Inc., a subsidiary of the Company, since October 2000. Previously, Mr. Anderson had been with Control Laser Corporation for almost 20 years and had served in many positions within the company including Project Engineer, Mechanical Engineering Manager, Custom Systems Manager, Software Manager and as Vice President. Mr. Anderson has worked previously as Manufacturing Engineering Manager for Acme Cleveland Corporation and Plant Engineer for General Motors Corporation. Mr. Anderson holds a B.S. in Engineering and Computer Science.

     Mr. Aylward has been President of Cambridge Technology, Inc. ("Cambridge"), a subsidiary of the Company, since February 1999. He joined Cambridge as Director of Sales & Marketing in 1994, and was promoted to Vice President of Sales & Marketing in 1997. Prior to Cambridge, he worked for GenRad, Inc., where he held positions in Product Line Management, Marketing Management, Engineering Management and Design Engineering for over 18 years. Mr. Aylward holds B.S. and M.S. degrees in Electrical Engineering from Northeastern University.

     Dr. Baumert has been President of Excel Technology Europe GmbH, a subsidiary of the Company, since November 1990. From 1982 to 1985, he developed commercial laser and laser applications at Battelle
Institute/Frankfurt. In 1985, he joined Spectra Physics as Export Sales Manager. Dr. Baumert holds a Ph.D. in physics.

     Mr. Clarke has been President of Synrad, Inc. ("Synrad"), a subsidiary of the Company, since September 1998. Mr. Clarke joined Synrad in 1994 as International Sales Manager. In 1995, he became Vice President of Marketing and President of Emerald Laser, Synrad's then research and development division. Previously, Mr. Clarke worked for Optilas Ltd., a European distributor of laser technology, for eight years in various positions including General Manager. Mr. Clarke holds a B.S. degree in Applied Physics.

     Dr. Cramer has been President of Continuum Electro-Optics, Inc. ("Continuum"), a subsidiary of the Company, since October of 2002. He joined Continuum as Vice President of R&D in April of 1999 and was promoted to Executive Vice President/General Manager in June of 2001. Prior to Continuum, Dr. Cramer was President of Laser Diode, Inc. for five years and worked at Spectra Physics, Inc. where he held positions in Product Line Management, Marketing and Sales Management, Engineering Management and General Management for over 15 years. Dr. Cramer holds a B.A. in Chemistry and Physics and M.S. and Ph.D. degrees in Chemical Physics.

     Mr. Francis Dominic has been President of Photo Research, Inc., a subsidiary of the Company, since November 1996, and President of The Optical Corporation, a subsidiary of the Company, since June 2000. From 1988 to 1996, he was Vice President and General Manager of Seth-Cole, a manufacturer of reprographics and graphic arts media. He holds a B.S. degree in Engineering and an M.B.A. Francis Dominic is the brother of Antoine Dominic.

     Dr. Qiang Fu has been President of Quantronix Corporation ("Quantronix"), a subsidiary of the Company, since October 2000. He joined Quantronix in 1992 as a senior R&D scientist. He was promoted to Director of Research and Development in 1996, Vice President of Research and Development in 1998, and Executive Vice President in 1999. Dr. Fu holds B.S., M.S. and Ph.D. degrees in Physics and an M.S. degree in Electrical Engineering.

     Mr. Graham has been President of Control Laser Corporation ("CLC"), a subsidiary of the Company, since October 2000, and he was Executive Vice President of CLC from September 1997 to September 2000. Having worked with CLC for almost eighteen years, he has held several positions including Design Engineer, Electrical Engineering Manager, Program Manager, Production & Manufacturing Manager and Sales & Marketing Director. Prior to joining CLC, he worked as an Electrical Design Engineer at Insystec, Inc., a manufacturer of notebook computers, and at TRW Financial Systems, Inc., a manufacturer of ATMs and Point of Sale Terminals. Mr. Graham holds a B.S. degree in Electrical Engineering and an M.B.A.

     Mr. Kobayashi has been President of Excel Technology Japan K.K., a subsidiary of the Company, since it was established in September 2002. He had been involved with solid and ion laser development for 10 years before he began selling and servicing the lasers. As the owner of OptoFocus Corp., he represented Quantronix as an exclusive representative in Japan for over 22 years. In September 2002, he sold OptoFocus Corp. to the Company. Mr. Kobayashi holds a B.S. degree in Physics.

     Mr. Ooi Poay Chuan has been President of Excel Technology Asia Sdn. Bhd. ("Excel Asia"), a subsidiary of the Company, since November 1999. From April 1998 to October 1999, he was Operations Manager for Excel Asia. Prior to April 1998, he worked for Lumonics Corporation, Inc. as Service Engineer, Service Manager and Regional Sales Manager covering Asian Pacific territories. He has extensive laser training on marking and industrial laser systems. Mr. Ooi holds a degree in Electrical Engineering.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Common Stock (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC, and to furnish a copy of such reports to the Company. Based solely on review of the copies of such forms furnished to the Company, the Company believes that during the year ended December 31, 2005, the Reporting Persons complied with all applicable Section 16(a) filing requirements.


AUDIT COMMITTEE INFORMATION

     The Board of Directors has an Audit Committee which operates under a written charter adopted by the Board of Directors. The Audit Committee is comprised of Messrs. Georgiev, Lamel, and Weeden. Mr. Georgiev, Mr. Weeden and Mr. Lamel are "independent directors" as defined under NASDAQ rules. Mr. Georgiev and Mr. Lamel are qualified as audit committee financial experts within the meaning of the SEC regulations.


CODE OF ETHICS

     The Company has a Code of Ethics that is applicable to all employees of the Company, including the Company's executive officers. The Code of Ethics has been filed with the SEC as an exhibit to its Form 10-K dated and filed on March 15, 2005. The Company will provide an electronic or paper copy of the Code of Ethics free of charge upon request. Requests may be made by calling Investor Relations at (631) 784-6175, or by writing to Investor Relations at 41 Research Way, East Setauket, New York 11733.



ITEM 11.  EXECUTIVE COMPENSATION
          ......................

                         SUMMARY COMPENSATION

     The following table sets forth certain information regarding compensation earned by the Named Executive Officers for services rendered to the Company for each of the last three years. The Named Executive Officers include the Company's Chief Executive Officer and the executive officers of the Company (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 in 2005. In accordance with SEC rules, perquisites totaling the lesser of either $50,000, or 10% of the officer's annual salary and bonus, have been omitted.










                                                             Long Term
                                    Annual Compensation     Compensation
                                    ...................     ............
                                                            Securities
        Name and                                            Underlying
        Principal                     Salary       Bonus    Options/SARs
        Position                Year  ($)(1)      ($) (1)      (#) (2)
...........................      ....  ........  ..........   ...........
J. Donald Hill                  2005  $191,000  $   0          100,000
...............                  2004  $175,000  $   0           20,000
Chairman of the Board,          2003  $175,000  $   0           10,000
 Excel Technology, Inc.

Antoine Dominic
................                 2005  $542,000  $1,153,764     200,000
President, Chief Executive      2004  $500,000  $1,104,500      20,000
 Officer, Chief Operating,      2003  $425,000  $  885,500      10,000
 Officer, Excel Technology, Inc.

Alice Varisano
...............                  2005  $275,000  $   65,200           0
Chief Financial Officer,        2004         0  $    5,000      40,000
 Excel Technology, Inc.
........................................................................

(1) The amounts indicated reflect salaries and bonuses for the years in which they were earned.
(2)  Represents options to acquire shares of Common Stock


                       OPTION GRANTS DURING 2005

     The following table provides information related to options granted to the Named Executive Officers during the year ended December 31, 2005:



                                                                                           Potential Realizable
                                                                                             Value at Assumed
                                                                                           Annual Rates of Stock
                                                                                           Price Appreciation for
                                                 Individual Grants                           Option Term <F1>
                   ....................................................................    .......................
                     Number of        % of Total
                       Shares        Options/SARs
                     Underlying        Granted to       Exercise
                    Option/SARs        Employees         Price/          Expiration
Name                Granted <F2>    in Fiscal Year     Share <F3>           Date            5%          10%
.................   ............     ...............  ...............   ................  .........   ..........
J. Donald Hill        100,000            27.1%             $22.59          2/08/15       $1,420,673  $3,600,264
Antoine Dominic       200,000            54.2%             $22.59          2/08/15       $2,841,346  $7,200,528
.................................................................................................................

<F1>  The potential realizable value portion of the foregoing table illustrates value that might be received upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the options.  These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.
<F2>  Fully vested options to acquire shares of Common Stock.
<F3>  The exercise price equaled the fair market value of the Common Stock on the date of grant.






                      OPTION EXERCISES DURING 2005
                       AND YEAR END OPTION VALUES

     The following table provides information related to options exercised by the Named Executive Officers during 2005 and the number and value of unexercised options held at year-end. The Company does not have any outstanding stock appreciation rights.



                                                                                          Value of Unexercised
                                                               Number of Unexercised           In-the-Money
                                                                    Option/SARs               Options/SARs
                                                               at Fiscal Year End (#)  at Fiscal Year End ($) <F1>
                                                          ...........................  ...........................
                        Shares Acquired    Value Realized
Name                    on Exercise (#)         ($)       Exercisable  Unexercisable   Exercisable  Unexercisable
................         ...............    .............. ............ ..............  ............ .............
J. Donald Hill                0            $        0      436,667           0          $3,670,306   $      0
Antoine Dominic               0            $        0      489,792           0          $1,763,422   $      0
Alice Varisano                0            $        0       40,000           0          $        0   $      0
..................................................................................................................

<F1>  The closing price for the Common Stock as reported on the NASDAQ National Market System on December 31, 2005 was $23.78.
Value is calculated on the basis of the difference between the option exercise price and $23.78, multiplied by the number of shares of Common Stock underlying the option.




Director Compensation

     On February 7, 2005, each member of the Board of Directors was granted immediately exercisable, non-incentive options to purchase 20,000 shares of Common Stock at an exercise price of $22.59 per share, the fair market value on such date.

           REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD
                OF DIRECTORS ON EXECUTIVE COMPENSATION

Compensation Guidelines

     The Company is engaged in a highly competitive industry and must attain high levels of quality and safety in the design, production, and servicing of its products. To succeed, the Company believes that it must offer executive compensation that reflects competitive pay practices of other companies and job responsibility, and enables the Company to attract, retain, and reward qualified, experienced executives. The Company also believes that any competitive pay package should be structured, in part, to align management's interests with the success of the Company by making a portion of compensation dependent on operating achievements and, to a lesser extent, on stock performance. The Compensation Committee has determined that these objectives are best met by offering the Company's three executive officers competitive base salaries, stock options that vest immediately or over time, and where appropriate, quarterly bonuses which are payable based on a percentage of pre-tax profits, with the percentage increasing as pre-tax profits increase.

Chief Executive Officer Compensation

     Based on the criteria described above, the Compensation Committee of the Board of Directors approved an increase in Mr. Dominic's annual base salary, effective February 2005, from $500,000 to $550,000. In determining Mr. Dominic's base salary increase, the Compensation Committee considered several factors including the Company's revenues, earnings and cash-flow. Mr. Dominic's bonus under his performance-based bonus plan (as amended) increased from $1,104,500 in 2004 to $1,153,764 in 2005 as a result of increases in the Company's pre-tax earnings from the prior year.

                                                        Ira Lamel
                                                        Steven Georgiev
                                                        Donald Weeden


                   EMPLOYMENT AND RELATED AGREEMENTS

     In October 2000, the Company entered into a five-year employment agreement with J. Donald Hill, which agreement was amended on October 3, 2002 to, among other things, adjust Mr. Hill's base salary. Pursuant to such agreement, Mr. Hill's base salary is subject to annual review and was increased to $194,000 in February 2005. In addition, Mr. Hill is eligible to receive bonus compensation in accordance with corporate bonus plans adopted by the Board from time to time. In the event the Company terminates Mr. Hill's employment without cause, he is entitled to receive his base salary for a period of two years from termination. On March 11, 2005, the agreement was amended further to (a) extend the term thereof for a period of two years, and (b) provide for the payment to Mr. Hill, in the event he voluntarily leaves the employ of the Company on account of a change in control (as defined in such amendment), of $1,000,000 plus a gross-up of any excise tax payable by him with respect to any portion of such payment constituting an excess parachute payment under Section 280G of the Internal Revenue Code. The agreement expires in October, 2007.

     In October 2000, the Company entered into a five-year employment agreement with Antoine Dominic, which automatically renews for additional one-year periods unless employment is terminated as provided in the agreement. Pursuant to such agreement, Mr. Dominic's base salary is subject to annual review ant was increased to $550,000 in February 2005. Mr. Dominic is eligible to receive bonus compensation in accordance with corporate bonus plans adopted by the Board from time to time. The agreement provides that in the event the Company terminates Mr. Dominic's employment without cause, he is entitled to receive his base salary for a period of two years from termination. On March 11, 2005, the agreement was amended to (a) extend the term thereof for a period of one year, and (b) provide for the payment to Mr. Dominic, in the event he voluntarily leaves the employ of the Company on account of a change in control (as defined in the agreement), of an amount equal to 300% of his base salary for the year in which the change of control takes place, (but in no event less than $1,000,000), plus a gross-up of any excise tax payable by him with respect to any portion of such payment constituting an excess parachute payment under Section 280G of the Internal Revenue Code.

     In December 2004, the Company entered into a four-year employment agreement with Alice Varisano. The agreement provides for a base salary of $275,000, a non-accountable expense allowance of $25,000, and a yearly bonus as determined by the Board which bonus shall not be less than $50,000. The Agreement also provides that (a) in the event the Company terminates Ms. Varisano's employment without cause or if she resigns for Good Reason (as defined in the employment agreement), she is entitled to receive a severance payment equal to one year of compensation (including base salary, expense allowance and minimum bonus), and (b) if her employment is terminated due to a Change in Control (as defined in the employment agreement), she is entitled to receive a severance payment equal to two years compensation (including base salary, expense allowance and minimum bonus).

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Management compensation for 2005 was determined by the non-employee directors of the Company. None of these outside directors was at any time during 2005 or at any other time an officer or employee of the Company, and none of them had any relationship with the Company requiring disclosure under SEC rules.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ...................................................
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS
            ..........................................

     The following table sets forth certain information based upon publicly available filings or information provided to the Company, as of March 6, 2006, with respect to the beneficial ownership of our common stock by (i) each director of the Company, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known by us to own more than five percent of our common stock.

            Name                                Number       Percentage
(and Address of 5% Holders)                   Owned (1)      of Class**
...........................................  ..............   ...........
CAM North America, LLC,                     1,806,558  (2)      15.0%
  Smith Barney Fund Management LLC &
  Solomon Brothers Asset Management, Inc.
399 Park Avenue
New York, NY 10022

Manulife Financial Corporation &
  Subsidiaries                                864,681  (3)       7.2%
200 Bloor Street
East Toronto, Ontario, Canada

Columbia Wanger Asset Management, L.P.,       804,000  (4)       6.7%
   WAM Acquisition GP, Inc. &
   Columbia Acorn Trust
227 West Monroe Street, Suite 3000
Chicago, IL  60606

Wasatch Advisors, Inc.                        777,623  (5)       6.4%
150 Social Hall Ave.
Salt Lake City, UT  84111

Royce & Associates, LLC                       709,700  (6)       5.9%
1414 Avenue of the Americas
New York, NY  10019

J. Donald Hill                                617,100  (7)       4.9%

Antoine Dominic                               528,825  (8)       4.2%

Alice Varisano                                 40,000  (9)        *

Steven Georgiev                                40,000 (10)        *

Howard S. Breslow                              92,000 (11)        *

Donald E. Weeden                               50,000 (12)        *

Ira Lamel                                      60,000 (13)        *

Executive officers and directors
as a group (seven persons)                  1,427,925 (14)      10.8%
.........................................................................

*  Less than 1%.
** Based on the number of shares outstanding on March 6, 2006, the Record Date for the special meeting of the stockholders of the Company.

(1) Unless otherwise indicated below, all shares are owned beneficially and of record.

(2) Information with respect to CAM North America, LLC ("CAM"), Smith Barney Fund Management LLC ("SBFM") and Salomon Brothers Asset Management, Inc. ("SBAM") is based on the Schedule 13G, dated January 10, 2006, filed jointly by those parties. Of the total shares reported, CAM has shared voting and dispositive power with respect to 1,095,708 shares, SBFM has shared voting and dispositive power with respect to 705,100 shares and SBAM has shared voting and dispositive power with respect to 5,750 shares.

(3) Information with respect to Manulife Financial Corporation ("MFC"), and MFC's indirect, wholly-owned subsidiaries, MFC Global Investment Management (U.S.A.) Limited ("MFC Global"), Independence Investments, LLC ("IIA") and John Hancock Advisers, LLC ("JHA") is based on the Schedule 13G, dated February 8, 2006, filed jointly by those parties. Of the total shares reported, MFC Global has shared voting and dispositive power with respect to 64,981 shares, IIA has sole voting and dispositive power with respect to 626,400 shares, JHA has sole voting power with respect to 173,300 shares and shared dispositive power with respect to 173,000 shares. MFC may be deemed to have beneficial ownership of all of the shares held by MFC Global, IIA and JHA through its parent-subsidiary relationship to them.

(4) Information with respect to Columbia Wanger Asset Management, L.P. ("WAM") and WAM Acquisition GP, Inc., the general partner of WAM ("WAM GP") is based on the Schedule 13G, dated February 13, 2006, filed by those parties. Of the total shares reported, WAM and WAM GP have shared voting and dispositive power with respect to 804,000 shares.

(5) Information with respect to Wasatch Advisors, Inc. ("Wasatch") is based on the Schedule 13G, dated February 14, 2006, filed by that party. Of the total shares reported, Wasatch has sole voting and dispositive power with respect to 777,623 shares.
(6) Information with respect to Royce & Associates, LLC ("Royce") is based on the Schedule 13G, dated January 20, 2006, filed by that party. Of the total shares reported, Royce has sole voting and dispositive power with respect to 709,700 shares.

(7) Includes 436,667 shares of Common Stock underlying exercisable stock options.

(8) Includes 489,793 shares of Common Stock underlying exercisable stock options.

(9) Consists of 40,000 shares of Common Stock underlying exercisable stock options.

(10) Consists of 40,000 shares of Common Stock underlying exercisable stock options.

(11) Includes 80,000 shares of Common Stock underlying exercisable stock options.

(12) Consists of 50,000 shares of Common Stock underlying exercisable stock options.

(13) Consists of 60,000 shares of Common Stock underlying exercisable stock options.

(14) Includes 1,196,460 shares of Common Stock underlying exercisable stock options.

                        STOCK PERFORMANCE GRAPH

     The following chart compares the yearly percentage change in the cumulative total stockholder return on the Common Stock during the period from December 31, 2000 through December 31, 2005, with the cumulative total return on the S&P 500 and the Company Peer Group. The Company Peer Group is made up of the following 7 companies all of which are in the laser technology field: Coherent, Inc., Electro Scientific Industries, Inc., Thermo Electron Corp., Laserscope, Rofin-Sinar Technologies, Inc., Spectranetics Corporation (The) and GSI Group, Inc.

    (Assumes Initial Investment of $100 & Reinvestment of Dividends)

                         2000    2001    2002    2003   2004    2005
                         ....  ....... ....... ....... ....... .......
Excel Technology, Inc.   $100  $ 87.27 $ 89.74 $164.80 $130.40 $119.26
S & P 500                $100  $ 88.12 $ 68.65 $ 88.33 $ 97.93 $102.74
Peer Group               $100  $ 87.54 $ 69.25 $ 94.56 $114.05 $113.18


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ..............................................

     Howard S. Breslow, a director of the Company, is a partner of the law firm of Breslow & Walker, LLP, the Company's legal counsel. In 2005, the Company paid Breslow & Walker, LLP approximately $51,000 for legal services.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          ......................................

     The Audit Committee of the Board of Directors has selected the accounting firm of KPMG LLP ("KPMG") to serve as independent auditors of the Company for the year ending December 31, 2006. KPMG has audited the Company's financial statements since the year ended December 31, 2003.

Audit and Non-Audit Fees

     The following table sets forth the aggregate fees billed or expected to be billed by the Company's independent registered public accounting firm for audit services rendered in connection with the financial statements and reports for 2004 and 2005, and for other services normally rendered by such independent registered public accounting firm during 2004 and 2005 on behalf of the Company and its subsidiaries. The information in the table reflects services provided by KPMG, except for the information set forth under "Tax Fees" which reflects the tax services that Ernst &Young LLP provides to the Company. The Audit Committee approved all engagements of the independent registered public accounting firm in 2005 in advance of any such engagement.

                                                 Year ended December 31,
                                                    2005         2004
Audit Fees                                       $ 349,000  $  291,000
Audit Fees related to Section 404 of
  Sarbanes-Oxley Act                               317,300     760,000
Tax Fees (a)                                        83,000     167,000
                                                 .........  ..........
Total                                            $ 749,300  $1,218,000
                                                 .........  ..........
                                                 .........  ..........

(a) Primarily for federal, state and international tax return preparation, planning and consultation services; also includes assistance with matters related to audits.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          .......................................

     Part IV of our Initial Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

(a) 3. See Exhibit Index below for exhibits filed as part of this Amendment No. 1 to our Initial Report.

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

                    EXCEL TECHNOLOGY, INC.

                         By:  /s/ J. Donald  Hill
                              ..........................................
                              J. Donald Hill, Chairman of the Board

                         By:  /s/ Antoine Dominic
                              ..........................................
                              Antoine Dominic, Chief Executive Officer

                         By:  /s/ Alice H. Varisano
                              ..........................................
                              Alice H. Varisano, Chief Financial Officer


April 28, 2006


                            INDEX TO EXHIBITS

Exhibit Number                               Document
...............    ......................................................
   31.1           Certification Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002. *
   31.2           Certification Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002 *
   32.1           Certification Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 *
   32.2           Certification Pursuant to Section 906 of the Sarbanes-
                    Oxley Act of 2002, 18 U.S.C. Section 1350.*
*  Filed herewith


EXHIBIT 31.1

CERTIFICATION

I, Antoine Dominic, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Excel Technology, Inc.;

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

                                  By:  /s/ Antoine Dominic
                                       .................................
                                       Antoine Dominic, President,
                                       Chief Executive Officer, and
                                       Chief Operating Officer

Date:  April 28, 2006













EXHIBIT 31.2

CERTIFICATION

I, Alice Varisano, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Excel Technology, Inc.;

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

                                  By:  /s/ Alice Varisano
                                       .................................
                                       Alice Varisano,
                                       Chief Financial Officer


Date:  April 28, 2006




























EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT


      In connection with this Amendment No. 1 to the annual report on Form 10-K of Excel Technology, Inc., I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2005 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  April 28, 2006


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
















EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT


      In connection with this Amendment No. 1 to the annual report on Form 10-K of Excel Technology, Inc., I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2005 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  April 28, 2006


                                       /s/  Alice Varisano
                                       ..............................
                                       Alice Varisano,
                                       Chief Financial Officer


      A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.