Form 10-Q
period 2006-03-31
EXCEL TECHNOLOGY INC
filed 2006-05-10
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549
                     .............................

                               FORM 10-Q
                     .............................


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 2006

[ ]  TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from     to

                    Commission File Number:  0-19306


                         EXCEL TECHNOLOGY, INC.



               Delaware                            11-2780242
    (State or other jurisdiction of             (I.R.S. Employer
     Incorporation of Organization)            Identification No.)

                 41 Research Way, E. Setauket, NY 11733
           (Address of Principal Executive Offices) (Zip Code)

   Registrant's Telephone Number, including area code:  (631) 784-6175

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

                       Large accelerated filer [ ]

                          Accelerated filer [X]

                        Non-accelerated filer [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of registrant's common stock, par value $.001 on May 5, 2006 was 12,065,596.

                               CONTENTS

                    PART I.  FINANCIAL INFORMATION

                                                                    Page
Item 1.  Consolidated Financial Statements:
         ..................................

         Consolidated Balance Sheets as of March 31, 2006
         (unaudited) and December 31, 2005                             3

         Consolidated Statements of Income (unaudited) for the
           Three Months Ended March 31, 2006 and March 25, 2005        4

         Consolidated Statements of Cash Flows (unaudited) for
           the Three Months Ended March 31, 2006 and March 25, 2005    5

         Notes to Consolidated Financial Statements (unaudited)        6


Item 2.  Management's Discussion and Analysis of Financial
         .................................................
           Condition and Results of Operations                        11
           ...................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   16
         ..........................................................

Item 4.  Controls and Procedures                                      17
         .......................

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            17
         .................

Item 1A. Risk Factors                                                 18
         ............

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         .................................................
           Purchases Of Equity Securities                             18
           ..............................

Item 3.  Defaults upon Senior Securities                              18
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders          18
         ...................................................

Item 5.  Other Information                                            18
         .................
Item 6.  Exhibits and Reports on Form 8-K                             18
         .................................

         (a) Exhibits - (11) Computation of net income per share      22

                        (31) Certifications Pursuant to Section 302
                               of the Sarbanes-Oxley Act of 2002      23

                        (32) Certifications Pursuant to Section 906
                               of the Sarbanes-Oxley Act of 2002,
                               18 U.S.C. Section 1350                 25

         (b) Reports on Form 8-K


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         ..................................

                      CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share amounts)

                                            March 31, 2006  Dec. 31, 2005
                                            ..............  .............
                                              (Unaudited)
Assets
.......

Current assets:
  Cash and equivalents                           $  11,408      $  16,303
  Investments                                       44,550         34,000
  Accounts receivable, less allowance for
    doubtful accounts of $839 and $810 in
    2006 and 2005, respectively                     23,324         22,879
  Inventories                                       34,207         30,269
  Deferred income taxes                              1,661          1,660
  Other current assets                               1,080          1,353
                                                 .........      .........
        Total current assets                       116,230        106,464
                                                 .........      .........
Property, plant and equipment                       25,798         25,983
Other assets                                           286            158
Goodwill                                            31,536         31,433
                                                 .........      .........

        Total assets                             $ 173,850      $ 164,038
                                                 .........      .........
                                                 .........      .........

Liabilities and Stockholders' Equity
.....................................

Current liabilities:
  Accounts payable                               $   7,176      $   4,829
  Accrued expenses and other current
    liabilities                                      9,958          6,979
                                                 .........      .........
        Total current liabilities                   17,134         11,808
                                                 .........      .........

Deferred income taxes                                3,478          3,492

Minority interest in subsidiary                         51             48

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                 0              0
  Common stock, par value $.001 per share:
    20,000 shares authorized, 12,066 and 12,055
    shares issued and outstanding in 2006 and
    2005, respectively                                  12             12
  Additional paid-in capital                        49,889         49,621
  Retained earnings                                101,450         97,583
  Accumulated other comprehensive income             1,836          1,474
                                                 .........      .........

        Total stockholders' equity                 153,187        148,690
                                                 .........      .........

        Total liabilities and
          stockholders' equity                   $ 173,850      $ 164,038
                                                 .........      .........
                                                 .........      .........

See Notes to Consolidated Financial Statements.


                   CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited and in thousands, except income per share amounts)

                                                      Three Months Ended
                                                     ....................
                                                     March 31,  March 25,
                                                       2006        2005
                                                     .........  .........


Net sales and services                               $  36,325  $  30,215
Cost of sales and services                              19,056     16,192
                                                     .........  .........
Gross profit                                            17,269     14,023

Operating expenses:
  Selling and marketing                                  4,776      4,349
  General and administrative                             2,895      3,233
  Research and development                               3,625      3,336
                                                     .........  .........


    Total operating expenses                            11,296     10,918
                                                     .........  .........
Income from operations                                   5,973      3,105

Non-operating income (expense):
  Interest income                                          435        183
  Minority interest in net income of subsidiary            (3)          0
  Merger expenses                                        (838)          0
  Foreign currency gains and other income, net             120        155
                                                     .........  .........

Income before provision for income taxes                 5,687      3,443

Provision for income taxes                               1,820        930
                                                     .........  .........

Net income                                           $   3,867  $   2,513
                                                     .........  .........
                                                     .........  .........

Basic income per common share                            $0.32      $0.21
                                                     .........  .........
                                                     .........  .........

Weighted average common shares outstanding              12,060     12,053
                                                     .........  .........
                                                     .........  .........

Diluted income per common share                          $0.31      $0.21
                                                     .........  .........
                                                     .........  .........
Weighted average common and
  common equivalent shares outstanding                  12,614     12,235
                                                     .........  .........
                                                     .........  .........

See Notes to Consolidated Financial Statements.


                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and in thousands)
                                                      Three Months Ended
                                                     ....................
                                                     March 31,  March 25,
                                                       2006        2005
                                                     .........  .........
Operating activities:
  Net income                                         $  3,867   $  2,513
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest in net income of subsidiary         3          0
      Depreciation and amortization                       655        617
      Stock compensation expense                           50          0
      Tax benefit from employee stock
        option exercises                                    0          2
      Provision for bad debts                              24         34
      Changes in operating assets and liabilities:
        Accounts receivable                             (312)     (1,602)
        Inventories                                   (3,761)       (249)
        Other current assets                              285         203
        Other assets                                    (224)       (129)
        Accounts payable                                2,322       1,861
        Accrued expenses and other
          current liabilities                           2,917         907
                                                     ........    ........

          Net cash provided by operating activities     5,826       4,157
                                                     ........    ........


Investing activities:
  Purchases of investments, net of redemptions       (10,550)     (4,175)
  Purchases of property, plant and equipment            (463)       (528)
  Proceeds from the sale of equipment                      34           0
                                                     ........    ........

          Net cash used in investing activities      (10,979)     (4,703)
                                                     ........    ........

Financing activities:
  Proceeds from exercise of common stock options          193          11
  Tax benefit from employee stock option exercises         25           0
                                                     ........    ........

          Net cash provided by financing activities       218          11
                                                     ........    ........


Effect of exchange rate changes on cash
  and equivalents                                          40       (166)
                                                     ........    ........

Net decrease in cash and equivalents                  (4,895)       (701)
Cash and equivalents, beginning of period              16,303      11,329
                                                     ........    ........
Cash and equivalents, end of period                  $ 11,408    $ 10,628
                                                     ........    ........
                                                     ........    ........


Supplemental cash flow information:
....................................
Cash paid for:
  Interest                                           $      0    $      0
  Income taxes                                       $    201    $     44



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

     The consolidated balance sheet as of March 31, 2006, and the consolidated statements of income and cash flows for the three months ended March 31, 2006 and March 25, 2005 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2006 and for all periods presented.

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

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2005. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year.

     The Company's quarterly closing dates end on the Friday prior and closest to or on the last day of each calendar quarter. The Company's fiscal year always ends on December 31st.

B.  MERGER
    ......

     On February 20, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Coherent, Inc., a Delaware corporation ("Parent"), and Spider Acquisition Merger Corporation, a Delaware corporation and wholly owned subsidiary of Coherent, Inc. ("Merger Sub"). Under the Merger Agreement, Merger Sub would be merged with and into the Company (the "Merger"), the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation (the "Surviving Corporation") and as a wholly-owned subsidiary of Parent.

     Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company issued and outstanding immediately prior to the effective time, other than common stock held by any stockholders who are entitled to and properly exercise appraisal rights under Delaware law, shall be automatically converted into the right to receive $30.00 in cash per share.

     The Merger is conditioned upon, among other things, the adoption of the Merger Agreement by the stockholders of the Company pursuant to applicable law and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

     On April 4, 2006, the stockholders of the Company voted to adopt the Merger Agreement providing for the acquisition of the Company by Coherent. However, the Antitrust Division of the Department of Justice as well as the German Federal Cartel Office has requested additional information and documentary material in connection with its review of the proposed merger. As of May 9, 2006, Coherent, Inc. has received U.S. antitrust approval to acquire the Company. Antitrust authorities completed their review of the $376 million deal without taking any action to block it, the U.S. Federal Trade Commission said in a notice. The German Federal Cartel Office has not completed their review as of May 9, 2006.

     The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 on a Current Report on Form 8-K on February 21, 2006.

     In connection with the merger, the Company incurred $838 thousand in merger related expenses, which have been included in the consolidated statement of income for the three months ended March 31, 2006. In addition, the Company has entered into employment agreements with certain key executives that include a change in control clause that provide for payments aggregating $6.1 million.

C.  ACCOUNTING FOR STOCK-BASED COMPENSATION
    .......................................

     The Company currently has two stock-based employee compensation plans, which are described more fully below. Prior to January 1, 2006, the Company accounted for stock-based compensation related to those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). As such, prior to January 1, 2006, no stock-based employee compensation expense was recognized in net income, as all options granted under those plans had an exercise price equal to the fair market values of the underlying common stock on the date of grant.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123 (R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized for the three months ended March 31, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123. The fair value of the options was determined at the date of grant using the Black-Scholes option pricing model and amortized to expense over the options' vesting periods.
 There were no option or other share-based award grants subsequent to January 1, 2006 through March 31, 2006. Results for prior periods have not been restated.

     The following table illustrates the stock based compensation expense recorded in the statement of income for the three months ended March 31, 2006 and the impact of adopting SFAS No. 123(R) effective January 1, 2006 on the Company's income before provision for income taxes, net income and income per share (In thousands, except per share data).

                                              Three months ended
                                                March 31, 2006
                                              ..................

     Stock option compensation expense                $ 50
     Impact on income before provision for taxes      $ 50
     Impact on net income                             $ 50
     Impact on basic income per common share        $ 0.00
     Impact on diluted income per common share      $ 0.00

     The Company receives a tax deduction from certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to the adoption of SFAS No. 123(R), the Company reported excess tax benefits from employee stock option exercises as operating cash flows in its consolidated statement of cash flows. In accordance with SFAS No. 123(R), the Company now reports excess tax benefits as financing cash inflows. The actual income tax benefit realized for the tax deductions from stock option exercises for the three months ended March 31, 2006 and March 25, 2005 was $25 thousand and $2 thousand, respectively. There was no tax benefit recognized related to the total compensation expense for share-based payment arrangements for the three months ended March 31, 2006 and March 25, 2005, as all the related options were incentive stock options.

     The following table illustrates the effect on net income and income per share for the three months ended March 25, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock plans prior to adoption of SFAS No. 123(R) on January 1, 2006. No pro forma disclosure has been made for periods subsequent to January 1, 2006, as all stock-based compensation has been recognized in net income. For purposes of this pro forma disclosure and compensation expense recorded in the Company's consolidated financial statements, the value of the options is estimated using a Black-Scholes option pricing model and amortized to expense over the options' vesting periods.

                                               Three Months Ended
                                                 March 25, 2005
                                             (In thousands, except
                                                 per share data)
                                             ......................
     Net income, as reported                        $ 2,513
     Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effects                   (2,838)
                                                    .......
     Proforma net loss                               ($325)
                                                    .......
                                                    .......
     Income (loss) per share:
       Basic - as reported                            $0.21
                                                    .......
       Basic - proforma                             ($0.03)
                                                    .......

       Diluted - as reported                          $0.21
                                                    .......
       Diluted - proforma                           ($0.03)
                                                    .......

     Stock-based employee compensation expense under the fair value method for the three months ended March 25, 2005, includes $3.6 million, which represents the entire fair value of 440 thousand options granted to employees and directors in February 2005, all of which had an exercise price equal to or greater than the market value of the common stock on the date of the grant, as those options were vested as of the date of the grant.

     No options were granted during the three months ended March 31, 2006. The following weighted average assumptions were used in determining the fair value of stock options granted during the three months ended March 25, 2005:

                                                Three Months Ended
                                                  March 25, 2005
                                                ..................
     Average fair value of stock-based
       compensation awards granted                      $ 8.20
     Valuation assumptions:
       Expected dividend yield                            0.0%
       Expected volatility                               41.0%
       Expected life (years)                              3.9
       Risk-free interest rate                            3.6%

     The Company has placed exclusive reliance on historical volatility in its estimate of expected volatility. The Company used a sequential period of historical data equal to the expected term (or expected life) of the options using a simple average calculation based upon the daily closing prices of the aforementioned period.

     The expected life (years) represents the period of time for which the options granted are expected to be outstanding. This estimate was derived from historical share option exercise experience, which management believes provides the best estimate of the expected term.

     The following paragraphs describe each of the Company's stock option plans:

     In 2004, the Company adopted a stock option plan (the "2004 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 2004 Plan, which terminates on February 23, 2014, may be exercisable for a period up to ten years. Through March 31, 2006, all options granted to employees under the 2004 Plan have exercise prices equal to the market value of the stock on the date of grant, vest immediately, and expire ten years from the date of grant.

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through March 31, 2006, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant.

     The following table summarizes stock option activity of the Company for the three months ended March 31, 2006:



                                                Weighted
                                                 Average
                                                Remaining
                                   Weighted    Contractual   Aggregate
                      Shares        Average       Term    Intrinsic Value
                  (in thousands) Exercise Price (in years) (in thousands)
                  .............. .............. .......... ..............
Outstanding at
 December 31, 2005     1,441        $ 20.38
Granted                    0        $     0
Exercised               (10)        $ 18.78
Cancelled                  0        $     0
                       .....
Outstanding at
 March 31, 2006        1,431        $ 20.39        6.36        $ 13,614
                       .....
                       .....

Exercisable at
 March 31, 2006        1,401        $ 20.39        6.35        $ 13,347

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 and March 25, 2005 was $71 thousand and $6 thousand, respectively.

     As of March 31, 2006, there was $134 thousand of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted average period of one year.

     When an option is exercised, the Company issues new shares of common stock.

D.  INVENTORIES
    ...........

    Inventories are recorded at the lower of cost on a first-in, first
out basis or market value.   Inventories consist of the following (in
thousands):

                                       March 31, 2006   December 31, 2005
                                       ..............   .................
             Raw Materials                 $   18,036          $   16,474
             Work-in-Process                    9,702               8,158
             Finished Goods                     4,725               4,246
             Consigned Inventory                1,744               1,391
                                           ..........          ..........
                                           $   34,207          $   30,269
                                           ..........          ..........
                                           ..........          ..........


E.  COMPREHENSIVE INCOME
    ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $4.2 million and $1.4 million for the three months ended March 31, 2006 and March 25, 2005, respectively.

F.  ACCRUED WARRANTY COSTS
    ......................

     Quarterly, the Company analyzes its warranty liability for reasonableness based upon a five-year history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

     Changes in the warranty liability during the three-month period ended March 31, 2006 were as follows (In thousands):

     Balance at December 31, 2005       $  720
     Provisions for warranties
       during the three-month
       period ended March 31, 2006         189
     Costs of warranty obligations
        during the three-month period
        ended March 31, 2006             (191)
                                        ......
     Balance at March 31, 2006          $  718
                                        ......
                                        ......

G.  CONTINGENCIES
    .............

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

H.  GOODWILL
    ........

     The change in the goodwill balance during the three months ended March 31, 2006 is attributable to changes in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.


Item 2.   Management's Discussion and Analysis of Financial Condition
         ............................................................
           and Results of Operations
           .........................

Overview


     The Company designs, manufactures and markets a variety of photonics-based solutions consisting of laser systems and electro-optical components primarily for industrial and scientific applications. The Company's current range of products include laser marking and engraving systems, laser micro-machining systems, CO2 lasers, optical scanners, high power solid state CW and Q-switched lasers, ultrafast lasers, high energy solid state pulsed lasers, precision optical components and light and color measurement instruments. The laser and electro-optical industry is subject to intense competition and rapid technological developments. Our strength and success is dependent upon us developing and delivering successful, timely and cost effective solutions to our customers. The Company believes, for it to maintain its performance, it must continue to increase its operational efficiencies, improve and refine its existing products, expand its product offerings and develop new applications for its technology. The Company's strategy has been to grow internally and through acquisitions of complementary businesses. Historically, the Company has successfully integrated acquired companies.


Merger
.......

     On February 20, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Coherent, Inc., a Delaware corporation ("Parent"), and Spider Acquisition Merger Corporation, a Delaware corporation and wholly owned subsidiary of Coherent, Inc. ("Merger Sub"). Under the Merger Agreement, Merger Sub would be merged with and into the Company (the "Merger"), the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation (the "Surviving Corporation") and as a wholly-owned subsidiary of Parent.

     Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company issued and outstanding immediately prior to the effective time, other than common stock held by any stockholders who are entitled to and properly exercise appraisal rights under Delaware law, shall be automatically converted into the right to receive $30.00 in cash per share.

     The Merger is conditioned upon, among other things, the adoption of the Merger Agreement by the stockholders of the Company pursuant to applicable law and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

     On April 4, 2006, the stockholders of the Company voted to adopt the Merger Agreement providing for the acquisition of the Company by Coherent. However, the Antitrust Division of the Department of Justice as well as the German Federal Cartel Office has requested additional information and documentary material in connection with its review of the proposed merger. As of May 9, 2006, Coherent, Inc. has received U.S. antitrust approval to acquire the Company. Antitrust authorities completed their review of the $376 million deal without taking any action to block it, the U.S. Federal Trade Commission said in a notice. The German Federal Cartel Office has not completed their review as of May 9, 2006.

     The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 on a Current Report on Form 8-K on February 21, 2006.

     In connection with the merger, the Company incurred $838 thousand in merger related expenses, which have been included in the consolidated statement of income for the three months ended March 31, 2006. In addition, the Company has entered into employment agreements with certain key executives that include a change in control clause that call for payments aggregating $6.1 million.


Results of Operations
......................

     Net sales and services for the quarter ended March 31, 2006 increased $6.1 million or 20.2% to $36.3 million from $30.2 million for the quarter ended March 25, 2005. The increase is primarily attributable to increased CO2 lasers, scanner, marking systems and high energy solid state pulsed laser sales.

     Gross margins increased to 47.5% for the three months ended March 31, 2006 from 46.4% for the three months ended March 25, 2005. The increase is primarily due to the product mix. Gross margins vary from direct sales to distributor sales and also among the more than 250 Company product configurations.

     Selling and marketing expenses increased to $4.8 million in the quarter ended March 31, 2006 from $4.3 million in the quarter ended March 25, 2005. The increase of $427 thousand or 9.8% is primarily attributable to increased variable costs such as commissions associated with the increased sales volume. Selling and marketing expenses as a percentage of sales decreased to 13.1% for the quarter ended March 31, 2006 from 14.4% for the quarter ended March 25, 2005. The decrease as a percentage of sales is essentially attributable to fixed costs being absorbed by higher sales volume.

     General and administrative expenses decreased $338 thousand or 10.5% from $3.2 million in the quarter ended March 25, 2005 to $2.9 million in the quarter ended March 31, 2006. The decrease is primarily attributable to decreased professional fees associated with the continuing compliance with Sarbanes-Oxley legislation related to internal controls, decreased legal fees, which in 2005 were primarily for the Dr. Phillips litigation that was settled in December 2005, offset partially by higher bonus expense as a result of higher operating income.

     Research and development costs increased $289 thousand or 8.7% to $3.6 from $3.3 million for the quarters ended March 31, 2006 and March 25, 2005, respectively. The cost of research activities for most of our products was consistent for the two periods in comparison. Research and development costs decreased as a percentage of sales due to fixed costs being absorbed by higher sales volume.

     The increase in interest income of $252 thousand to $435 thousand in the quarter ended March 31, 2006 from $183 thousand in the quarter ended March 25, 2005 is primarily due to higher average investable cash balances and higher interest rates during the quarter ended March 31, 2006.

     Merger expenses of $838 thousand for the three months ended March 31, 2006 were primarily for professional fees related to the Merger Agreement with Coherent, Inc. more fully described above.

     Foreign currency gains and other income was $120 thousand for the quarter ended March 31, 2006 as compared to $155 thousand for the quarter ended March 25, 2005. This is primarily attributable to the recording of $103 thousand and $146 thousand foreign currency transaction gains in 2006 and 2005, respectively, principally at Excel Europe for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. subsidiaries as a result of the decline in the value of the U.S. dollar against the Euro.

     The provision for income taxes increased $890 thousand or 95.7% from $930 thousand in the quarter ended March 25, 2005 to $1.8 million for the current quarter ended March 31, 2006. The increase is primarily attributable to higher pre-tax income in 2006 combined with a higher effective tax rate. The effective tax rate was 32% for the quarter ended March 31, 2006 compared to 26.4% for the year ended December 31, 2005.
In 2006, due to the non-deductibility of certain merger related costs, the Company's effective tax rate increased approximately 2% over what it would have been without these expenditures. The lower rate in 2005 was primarily due to the settlement of an income tax contingency for less than the amount previously accrued.


Liquidity and Capital Resources
................................

Cash Flow Overview

     Cash, cash equivalents and investments increased $5.7 million during the first quarter of 2006 to $56.0 million. The increase was primarily due to the net cash provided by operating activities of $5.8 million and proceeds from the exercise of common stock options of $193 thousand partially offset by net cash used for capital expenditures of $463 thousand. The Company also experienced a favorable foreign exchange effect on cash and cash equivalents of $40 thousand during the first quarter of 2006. As of March 31, 2006 the Company had no bank debt.

     At March 31, 2006, the Company had working capital of $99.1 million, including cash, cash equivalents and auction rate notes of $56.0 million, compared to working capital of $94.7 million, including cash, cash equivalents and auction rate notes of $50.3 million, at December 31, 2005. The working capital increased by $4.4 million and cash, cash equivalents and investments increased by $5.7 million during the first quarter of 2006.

     Net cash provided by operating activities was $5.8 million for the quarter ended March 31, 2006 and $4.2 million for the quarter ended March 25, 2005, which were primarily attributable to net income plus depreciation and amortization expenses, increased by net changes in working capital items. Depreciation and amortization for the quarter ended March 31, 2006 was $655 thousand. Accounts receivable at March 31, 2006 of $23.3 million increased $445 thousand from December 31, 2005 primarily due to the timing of the shipments in the first quarter of 2006 compared to the fourth quarter of 2005. Inventory at March 31, 2006 of $34.2 million increased $3.9 million from December 31, 2005 primarily due to increased projected sales volume for the second quarter of 2006 compared to the first quarter of 2006.

     Net cash used in investing activities of $11.0 million was primarily attributable to the purchase of short-term auction rate notes for $10.6 million and equipment for $463 thousand for the quarter ended March 31, 2006. Net cash used in investing activities of $4.7 million for the quarter ended March 25, 2005 was due primarily to the purchase of short-term auction rate notes for $4.2 million and equipment for $528 thousand.

     Net cash provided by financing activities was $218 thousand and $11 thousand for the quarters ended March 31, 2006 and March 25, 2005, respectively resulting from the proceeds received upon the exercise of employee stock options.

     As of March 31, 2006, the Company has no lines of credit.

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

Adoption of New Accounting Pronouncement
.........................................

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123 (R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized for the three months ended March 31, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123. The fair value of the options was determined at the date of grant using the Black-Scholes option pricing model and amortized to expense over the options' vesting periods.
 There were no option or other share-based award grants subsequent to January 1, 2006 through March 31, 2006. Results for prior periods have not been restated.

     The following table illustrates the stock based compensation expense recorded in the statement of income for the three months ended March 31, 2006 and the impact of adopting SFAS No. 123(R) effective January 1, 2006 on the Company's income before provision for income taxes, net income and income per share (In thousands, except per share data).





                                              Three months ended
                                                March 31, 2006
                                              ..................

     Stock option compensation expense                $ 50
     Impact on income before provision for taxes      $ 50
     Impact on net income                             $ 50
     Impact on basic income per common share        $ 0.00
     Impact on diluted income per common share      $ 0.00

     The Company receives a tax deduction from certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to the adoption of SFAS No. 123(R), the Company reported excess tax benefits from employee stock option exercises as operating cash flows in its consolidated statement of cash flows. In accordance with SFAS No. 123(R), the Company now reports excess tax benefits as financing cash inflows. The actual income tax benefit realized for the tax deductions from stock option exercises for the three months ended March 31, 2006 and March 25, 2005 was $25 thousand and $2 thousand, respectively. There was no tax benefit recognized related to the total compensation expense for share-based payment arrangements for the three months ended March 31, 2006 and March 25, 2005.

Recently Issued Accounting Pronouncements
..........................................

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and provides for simplified accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and by eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not believe that the adoption of this Statement will have a material affect on the Company's consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material affect on the Company's consolidated financial statements.

Forward-Looking Statements
...........................

     The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10K for the year ended December 31, 2005. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

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

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash, cash equivalents and investments, with carrying amounts approximating market value. Assuming March 31, 2006 cash and investment levels, a one-point change in interest rates would have an approximate $560 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represent a large percentage of total net sales and services. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains included in determining consolidated results of operations were $103 thousand and $146 thousand in the quarters ended March 31, 2006 and March 25, 2005, respectively.

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

     There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors
          ............

          A description of the risk factors associated with our business is contained in Item 1A, "Risk Factors," of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2006 and incorporated herein by reference. There have been no material changes in the risk factors associated with our business. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          ...........................................................

          None.

Item 3.   Defaults Upon Senior Securities
          ...............................

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders
          ...................................................

          The Company held a Special Meeting of the Stockholders on
          April 4, 2006.   At the Meeting:

         (i) The Company adopted an Agreement and Plan of Merger ("merger"), dated as of February 20, 2006, by and among Coherent, Inc., Spider Acquisition Corporation (a wholly owned subsidiary of Coherent), and Excel Technology, Inc., with 8,882,406 shares voting in favor of the merger, 65,711 shares voting against, 19,338 shares abstaining from voting and 3,098,141 shares unvoted.

         (ii) The persons named as proxies were granted the discretionary authority to vote to adjourn or postpone the special meeting, if necessary, to solicit additional proxies if there were not sufficient votes for the adoption of the merger at the time of the special meeting. There were 8,317,779 shares voting in favor of granting such authority, 631,391 shares voting against, 18,285 shares abstaining from voting and 3,098,141 shares unvoted.

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

          b) Reports on Form 8-K - Filed in the first quarter of 2006:

                 Form 8-K filed on January 31, 2006 relating to the press release announcing the earnings for the year ended December 31, 2005.

                 Form 8-K filed on February 21, 2006 reporting the fact that the Company entered into an agreement and plan of merger with Coherent, Inc. and Spider Acquisition Corporation and attaching a copy of the merger agreement.

                 Form 8-K filed on February 21, 2006 announcing that Coherent, Inc. has agreed to acquire the Company in an all cash transaction and attaching a copy of the Company press release concerning the same.

                 Form 8-K filed on March 29, 2006 announcing that the Antitrust Division of the Department of Justice has requested additional information and documentary material in connection with its review of the proposed acquisition of the Company by Coherent, Inc.


SIGNATURES
...........


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:   May 9, 2006

         EXCEL TECHNOLOGY, INC.


         By:  /s/  J. Donald Hill
              ...........................
              J. Donald Hill,
              Chairman of the Board


         By:  /s/ Antoine Dominic
              ...........................
              Antoine Dominic, President,
              Chief Executive Officer and
              Chief Operating Officer


         By:   /s/ Alice Varisano
               ..........................
               Alice Varisano,
               Chief Financial Officer



                           INDEX TO EXHIBITS

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

   32.1                       Certification Pursuant to Section 906 of
                                the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                                Section 1350

    32.2                      Certification Pursuant to Section 906 of
                                the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                                Section 1350


EXHIBIT 11

COMPUTATION OF NET INCOME PER SHARE
(In thousands, except per share data)(Unaudited)

                                         BASIC              DILUTED

                                  Three Months Ended  Three Months Ended
                                  ..................  ..................
                                  March 31, March 25, March 31, March 25,
                                    2006       2005     2006       2005
                                  .......    .......  .......    .......
Net income                        $ 3,867    $ 2,513  $ 3,867    $ 2,513
                                  .......    .......  .......    .......
                                  .......    .......  .......    .......

Weighted average common
     shares outstanding            12,060     12,053   12,060     12,053

Weighted average common
   share equivalents outstanding:
     Stock options                      0          0      554        182
                                  .......    .......  .......    .......

Weighted average common shares
     and common share equivalents
     outstanding                   12,060     12,053   12,614     12,235
                                  .......    .......  .......    .......
                                  .......    .......  .......    .......

Net income per share              $  0.32    $  0.21  $  0.31    $  0.21
                                  .......    .......  .......    .......
                                  .......    .......  .......    .......


As of March 31, 2006, there were 155 thousand stock options outstanding that are antidilutive and not included in the above income per share calculations.

As of March 25, 2005, there were 381 thousand stock options outstanding that are antidilutive and not included in the above income per share calculations.


EXHIBIT 31.1

CERTIFICATION
...............

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


Dated:  May 9, 2006

                                       By:  /s/ Antoine Dominic
                                            ...........................
                                            Antoine Dominic, President,
                                            Chief Executive Officer, and
                                            Chief Operating Officer

EXHIBIT 31.2

CERTIFICATION
...............

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


Dated:  May 9, 2006

                                       By:  /s/ Alice Varisano
                                            .......................
                                            Alice Varisano,
                                            Chief Financial Officer






EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT
.................................

  I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May 9, 2006


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




EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT
.................................

  I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May 9, 2006

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