Form 10-Q
period 2006-06-30
EXCEL TECHNOLOGY INC
filed 2006-08-08
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549
                     .............................

                               FORM 10-Q
                     .............................


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 2006

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

The number of shares outstanding of registrant's common stock, par value $.001 on August 7, 2006 was 12,066,596.

                               CONTENTS

                    PART I.  FINANCIAL INFORMATION

                                                                    Page
                                                                    ....
Item 1.  Consolidated Financial Statements:
         .................................

         Consolidated Balance Sheets as of June 30, 2006 (unaudited)
         and December 31, 2005                                          3

         Consolidated Statements of Income (unaudited) for the Three
         Months Ended June 30, 2006 and June 24, 2005                   4

         Consolidated Statements of Income (unaudited) for the Six
         Months Ended June 30, 2006 and June 24,2005                    5

         Consolidated Statements of Cash Flows (unaudited) for the
         Six Months Ended June 30, 2006 and June 24, 2005               6

         Notes to Consolidated Financial Statements (unaudited)         7

Item 2.  Management's Discussion and Analysis of Financial
        ..................................................
           Condition and Results of Operations                         12
           ...................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk    18
         ..........................................................

Item 4.  Controls and Procedures                                       19
         .......................

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             19
         .................

Item 1A. Risk Factors                                                  19
         ............

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds    20
         ..........................................................

Item 3.  Defaults Upon Senior Securities                               20
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders           20
         ...................................................
Item 5.  Other Information                                             20
         .................

Item 6.  Exhibits                                                      20
         ........

         Exhibits -  (11) Computation of net income per share          23
                     (31) Certifications Pursuant to Section 302 of
                            the Sarbanes-Oxley Act of 2002             24
                     (32) Certifications Pursuant to Section 906 of
                            the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                            Section 1350                               26


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         .................................

                      CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share amounts)

                                             June 30, 2006  Dec. 31, 2005
                                             .............  .............
                                              (Unaudited)
Assets
........
Current assets:
  Cash and equivalents                          $    9,475     $   16,303
  Investments                                       48,500         34,000
  Accounts receivable, less allowance for
    doubtful accounts of $588 and $810 in 2006
    and 2005, respectively                          25,151         22,879
  Inventories                                       36,255         30,269
  Deferred income taxes                              1,661          1,660
  Other current assets                               1,159          1,353
                                             .............  .............
        Total current assets                       122,201        106,464
                                             .............  .............

Property, plant and equipment, net of accumulated
  depreciation of $12,414 and $11,090 in 2006 and
  2005, respectively                                25,394         25,983
Other assets                                           353            158
Goodwill                                            31,755         31,433
                                             .............  .............

        Total assets                            $  179,703     $  164,038
                                             .............  .............
                                             .............  .............
Liabilities and Stockholders' Equity
.....................................
Current liabilities:
  Accounts payable                              $    7,602     $    4,829
  Accrued expenses and other current
    liabilities                                      6,102          5,882
  Income taxes payable                               4,456          1,097
                                             .............  .............
        Total current liabilities                   18,160         11,808
                                             .............  .............

Deferred income taxes                                3,478          3,492
Minority interest in subsidiary                         61             48

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                 0              0
  Common stock, par value $.001 per share:
    20,000 shares authorized, 12,066 and 12,055
    shares issued and outstanding in 2006 and
    2005, respectively                                  12             12
  Additional paid-in capital                        49,916         49,621
  Retained earnings                                105,440         97,583
  Accumulated other comprehensive income             2,636          1,474
                                             .............  .............

        Total stockholders' equity                 158,004        148,690
                                             .............  .............

        Total liabilities and
          stockholders' equity                  $  179,703     $  164,038
                                             .............  .............
                                             .............  .............

See Notes to Consolidated Financial Statements.


                   CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited and in thousands, except income per share amounts)

                                                      Three Months Ended
                                                     ....................
                                                      June 30,   June 24,
                                                        2006       2005
                                                     .........  .........

Net sales and services                               $  39,530  $  33,296
Cost of sales and services                              21,484     17,073
                                                     .........  .........
Gross profit                                            18,046     16,223

Operating expenses:
  Selling and marketing                                  4,965      4,718
  General and administrative                             3,070      2,727
  Research and development                               3,655      3,755
                                                     .........  .........
        Total operating expenses                        11,690     11,200
                                                     .........  .........

Income from operations                                   6,356      5,023

Non-operating income (expense):
  Interest income                                          581        274
  Minority interest in net income of subsidiary           (10)          0
  Merger expenses                                      (1,146)          0
  Foreign currency gains and other income, net             165          5
                                                     .........  .........

Income before provision for income taxes                 5,946      5,302

Provision for income taxes                               1,956      1,313
                                                     .........  .........
Net income                                           $   3,990  $   3,989
                                                     .........  .........
                                                     .........  .........

Basic income per common share                            $0.33      $0.33
                                                     .........  .........
                                                     .........  .........

Weighted average common shares outstanding              12,066     12,054
                                                     .........  .........
                                                     .........  .........

Diluted income per common share                          $0.32      $0.33
                                                     .........  .........
                                                     .........  .........

Weighted average common and
  common equivalent shares outstanding                  12,531     12,237
                                                     .........  .........
                                                     .........  .........

See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited and in thousands, except income per share amounts)

                                                       Six Months Ended
                                                     ....................
                                                      June 30,   June 24,
                                                        2006       2005
                                                     .........  .........

Net sales and services                               $  75,855  $  63,510
Cost of sales and services                              40,540     33,265
                                                     .........  .........
Gross profit                                            35,315     30,245

Operating expenses:
  Selling and marketing                                  9,741      9,067
  General and administrative                             5,965      5,961
  Research and development                               7,280      7,090
                                                     .........  .........

        Total operating expenses                        22,986     22,118
                                                     .........  .........

Income from operations                                  12,329      8,127

Non-operating income (expense):
  Interest income                                        1,017        457
  Minority interest in net income of subsidiary           (13)          0
  Merger expenses                                      (1,984)          0
  Foreign currency gains and other income, net             284        161
                                                     .........  .........
Income before provision for income taxes                11,633      8,745

Provision for income taxes                               3,776      2,243
                                                     .........  .........

Net income                                            $  7,857   $  6,502
                                                     .........  .........
                                                     .........  .........

Basic income per common share                            $0.65      $0.54
                                                     .........  .........
                                                     .........  .........

Weighted average common shares outstanding              12,063     12,053
                                                     .........  .........
                                                     .........  .........

Diluted income per common share                          $0.63      $0.53
                                                     .........  .........
                                                     .........  .........

Weighted average common and
  common equivalent shares outstanding                  12,496     12,236
                                                     .........  .........
                                                     .........  .........


See Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and in thousands)

                                                       Six Months Ended
                                                     ....................
                                                      June 30,   June 24,
                                                        2006       2005
                                                     .........  .........
Operating activities:
  Net income                                         $   7,857  $   6,502
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest in net income of subsidiary         13          0
      Depreciation and amortization                      1,324      1,158
      Stock compensation expense                            77          0
      Tax benefit from employee stock
        option exercises                                     0          2
      Excess income tax benefit from employee
        stock options                                     (25)          0
      Gain on sale of equipment                           (80)          0
      Provision for bad debts                               41          6
      Changes in operating assets and liabilities:
        Accounts receivable                            (1,804)    (3,854)
        Inventories                                    (5,376)    (2,513)
        Other current assets                               255        261
        Other assets                                     (541)      (146)
        Accounts payable                                 2,658        891
        Accrued expenses and other
          current liabilities                            3,543      1,741
                                                     .........  .........
               Net cash provided by
                 operating activities                    7,942      4,048
                                                     .........  .........
Investing activities:
  Purchases of investments, net of redemptions        (14,500)    (4,475)
  Purchases of property, plant and equipment             (828)      (858)
  Proceeds from the sale of equipment                      216          0
                                                     .........  .........
               Net cash used in investing activities  (15,112)    (5,333)
                                                     .........  .........
Financing activities:
  Proceeds from exercise of common stock options           193         11
  Excess income tax benefit from employee
    stock options                                           25          0
                                                     .........  .........
               Net cash provided by financing
                 activities                                218         11
                                                     .........  .........
Effect of exchange rate changes on
  cash and equivalents                                     124      (245)
                                                     .........  .........
Net decrease in cash and equivalents                   (6,828)    (1,519)
  Cash and equivalents, beginning of period             16,303     11,329
                                                     .........  .........
  Cash and equivalents, end of period                $   9,475  $   9,810
                                                     .........  .........
                                                     .........  .........
Supplemental cash flow information:
....................................
Cash paid for:
  Interest                                           $       0  $       0
  Income taxes                                       $     224  $     766


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

     The consolidated balance sheet as of June 30, 2006, and the consolidated statements of income for the three and six months ended June 30, 2006 and June 24, 2005 and the consolidated statements of cash flows for the six months ended June 30, 2006 and June 24, 2005 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2006 and for all periods presented.

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

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2005. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

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

     On April 4, 2006, the stockholders of the Company voted to adopt the Merger Agreement providing for the acquisition of the Company by Coherent. The Antitrust Division of the Department of Justice as well as the German Federal Cartel Office had requested additional information and documentary material in connection with their review of the proposed merger. On May 9, 2006, Coherent, Inc. received U.S. antitrust approval to acquire the Company. Antitrust authorities completed their review of the $376 million transaction without taking any action to block it, the U.S. Federal Trade Commission said in a notice. On July 10, 2006, the German Federal Cartel Office said it had decided to extend its investigation into the acquisition of the Company by Coherent.

     The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 on a Current Report on Form 8-K on February 21, 2006.

     In connection with the merger, the Company incurred $1.1 million and $2.0 million in merger related expenses, which have been included in the consolidated statement of income for the three and six months ended June 30, 2006, respectively. These amounts include $100 thousand paid by the Company to the lawfirm of one director of the Company for reimbursement of expenses by the director's law firm in connection with the merger. In addition, the Company has entered into employment agreements with certain key executives that include a change in control clause that provide for payments aggregating $6.1 million. These change in control payments have not been recorded as a liability in the consolidated balance sheet as of June 30, 2006, as such payments will only be made upon consummation of the merger.

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

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123 (R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized for the three and six months ended June 30, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123. The fair value of the options was determined at the date of grant using the Black-Scholes option pricing model and is being amortized to expense over the options' vesting periods. There were no option or other share-based award grants subsequent to January 1, 2006 through June 30, 2006. Results for prior periods have not been restated.

     The following table illustrates the stock based compensation expense recorded in the statement of income for the three and six months ended June 30, 2006 and the impact of adopting SFAS No. 123(R) effective January 1, 2006 on the Company's income before provision for income taxes, net income and income per share (In thousands, except per share data).
                                    Three months ended   Six months ended
                                      June 30, 2006        June 30, 2006
                                    ..................   ................
Stock option compensation expense        $    27             $    77
Impact on income before
  provision for taxes                    $    27             $    77
Impact on net income                     $    27             $    77
Impact on basic income per
  common share                           $  0.00             $  0.01
Impact on diluted income per
  common share                           $  0.00             $  0.01

     Prior to the adoption of SFAS No. 123(R), the Company reported excess tax benefits from employee stock option exercises as operating cash flows in its consolidated statement of cash flows. In accordance with SFAS No. 123(R), the Company now reports excess tax benefits as financing cash inflows. There were no stock option exercises during the three months ended June 30, 2006 and June 24, 2005. As such, there were no income tax benefits realized for those periods. The actual income tax benefit realized for the tax deductions from stock option exercises for the six months ended June 30, 2006 and June 24, 2005 was $25 thousand and $2 thousand, respectively. There was no tax benefit recognized related to the total compensation expense for share-based payment arrangements for the three and six months ended June 30, 2006 and June 24, 2005, as all the related options were incentive stock options and the tax benefit associated with disqualified incentive stock options is recognized by the Company only after such incentive stock options are exercised and disqualified.

     The following table illustrates the effect on net income and income per share for the three and six months ended June 24, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock plans prior to adoption of SFAS No. 123(R) on January 1, 2006. No pro forma disclosure has been made for periods subsequent to January 1, 2006, as all stock-based compensation has been recognized in net income. For purposes of this pro forma disclosure and compensation expense recorded in the Company's consolidated financial statements, the value of the options is estimated using a Black-Scholes option pricing model and amortized to expense over the options' vesting periods.
                                Three Months Ended     Six Months Ended
                                   June 24, 2005         June 24, 2005
                              (In thousands, except (In thousands, except
                                 per share data)        per share data)
                              ..................... .....................
   Net income, as reported          $  3,989               $  6,502
   Deduct:  Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards,
   net of related tax effects           (90)                (2,928)
                                    ........               ........

   Proforma net income              $  3,899               $  3,574
                                    ........               ........
                                    ........               ........

   Net income per share:
     Basic - as reported               $0.33                  $0.54
                                    ........               ........
     Basic - proforma                  $0.32                  $0.30
                                    ........               ........
     Diluted - as reported             $0.33                  $0.53
                                    ........               ........
     Diluted - proforma                $0.32                  $0.29
                                    ........               ........

     Stock-based employee compensation expense under the fair value method for the six months ended June 24, 2005, includes $3.6 million, which represents the entire fair value of 440 thousand options granted to employees and directors in February 2005, all of which had an exercise price equal to or greater than the market value of the common stock on the date of the grant, as those options were vested as of the date of the grant.

     No options were granted during the six months ended June 30, 2006 or during the three months ended June 24, 2005. The following weighted average assumptions were used in determining the fair value of stock options granted during the six months ended June 24, 2005:

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

     The Company has placed exclusive reliance on historical volatility in its estimate of expected volatility. The Company used a sequential period of historical data equal to the expected term (or expected life) of the options using a simple average calculation based upon the daily closing prices during the aforementioned period.

     The expected life (years) represents the period of time for which the options granted are expected to be outstanding. This estimate was derived from historical share option exercise experience, which management believes provides the best estimate of the expected term.

     The following paragraphs describe each of the Company's stock option plans:

     In 2004, the Company adopted a stock option plan (the "2004 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 2004 Plan, which terminates on February 23, 2014, may be exercisable for a period up to ten years. Through June 30, 2006, all options granted to employees under the 2004 Plan have exercise prices equal to the market value of the stock on the date of grant, vest immediately, and expire ten years from the date of grant.

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through June 30, 2006, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant.

     The following table summarizes stock option activity of the Company during the six months ended June 30, 2006:
                                                Weighted
                                                 Average
                                                Remaining
                                   Weighted    Contractual   Aggregate
                      Shares        Average       Term    Intrinsic Value
                  (in thousands) Exercise Price (in years) (in thousands)
                  .............. .............. .......... ..............

Outstanding at
 December 31, 2005     1,441        $ 20.38
Granted                    0        $     0
Exercised               (10)        $ 18.78
Cancelled                  0        $     0
                       .....        .......

Outstanding at
 June 30, 2006         1,431        $ 20.39        6.11       $ 14,203
                       .....        .......        ....       ........
                       .....        .......        ....       ........

Options vested or
 expected to vest
 at June 30, 2006      1,431        $ 20.39        6.11       $ 14,203

Exercisable at
 June 30, 2006         1,415        $ 20.40        6.11       $ 14,032

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company's common stock. There were no stock option exercises during the three months ended June 30, 2006 and June 24, 2005. Total intrinsic value of options exercised for the six months ended June 30, 2006 and June 24, 2005 was $71 thousand and $6 thousand, respectively.

     As of June 30, 2006, there was $107 thousand of unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

     When an option is exercised, the Company issues new shares of common stock.

D.   INVENTORIES
     ...........

     Inventories are recorded at the lower of cost on a first-in, first
out basis or market value.   Inventories consist of the following (in
thousands):

                                        June 30, 2006   December 31, 2005
                                        .............   .................
     Raw Materials                      $      19,383   $          16,474
     Work-in-Process                           10,366               8,158
     Finished Goods                             4,916               4,246
     Consigned Inventory                        1,590               1,391
                                        .............   .................
                                        $      36,255   $          30,269
                                        .............   .................
                                        .............   .................

E.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $4.8 million and $2.7 million for the three months ended June 30, 2006 and June 24, 2005, respectively and $9.0 million and $4.1 million for the six months ended June 30, 2006 and June 24, 2005, respectively.

F.   ACCRUED WARRANTY COSTS
     ......................

     Quarterly, the Company analyzes its warranty liability for reasonableness based upon a five-year history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

     Changes in the warranty liability during the six-month period ended June 30, 2006 were as follows (In thousands):

          Balance at December 31, 2005                $  720
            Provisions for warranties during the
              six-month period ended June 30, 2006       491
            Costs of warranty obligations during the
              six-month period ended June 30, 2006     (416)
                                                      ......
          Balance at June 30, 2006                    $  795
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

H.   GOODWILL
     ........

     The change in the goodwill balance during the six months ended June 30, 2006 is attributable to changes in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.


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

     On April 4, 2006, the stockholders of the Company voted to adopt the Merger Agreement providing for the acquisition of the Company by Coherent. The Antitrust Division of the Department of Justice as well as the German Federal Cartel Office had requested additional information and documentary material in connection with their review of the proposed merger. On May 9, 2006, Coherent, Inc. received U.S. antitrust approval to acquire the Company. Antitrust authorities completed their review of the $376 million transaction without taking any action to block it, the U.S. Federal Trade Commission said in a notice. On July 10, 2006, the German Federal Cartel Office said it had decided to extend its investigation into the acquisition of the Company by Coherent.

     The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 on a Current Report on Form 8-K on February 21, 2006.

     In connection with the merger, the Company incurred $1.1 million and $2.0 million in merger related expenses, which have been included in the consolidated statement of income for the three and six months ended June 30, 2006, respectively. In addition, the Company has entered into employment agreements with certain key executives that include a change in control clause that call for payments aggregating $6.1 million. These change in control payments have not been recorded as a liability in the consolidated balance sheet as of June 30, 2006, as such payments will only be made upon consummation of the merger.

Results of Operations
......................

     Net sales and services for the quarter ended June 30, 2006 increased $6.2 million or 18.7% to $39.5 million from $33.3 million for the quarter ended June 24 2005. For the six months ended June 30, 2006, net sales and services were $75.9 million, an increase of $12.3 million or 19.4% from $63.5 million for the six months ended June 24, 2005. The increases for the quarter and the six months in comparison are primarily attributable to increased CO2 laser, scanner, marking system and high energy solid state pulsed laser sales.

     Gross margins decreased to 45.7% for the three months ended June 30, 2006 from 48.7% for the three months ended June 24, 2005. For the six months ended June 30, 2006, gross margins decreased to 46.6% from 47.6% in the six months ended June 24, 2005. The decreases are primarily due to the product mix. Gross margins vary from direct sales to distributor sales and also among the more than 250 Company product configurations.

     Selling and marketing expenses increased to $5.0 million in the quarter ended June 30, 2006 from $4.7 million in the quarter ended June 24, 2005. The increase of $248 thousand or 5.3% is primarily attributable to increased variable costs such as commissions associated with the increased sales volume. For the six months ended June 30, 2006, selling and marketing expenses were $9.7 million as compared to $9.1 million for the same period in 2005, which also resulted from increased variable costs. Selling and marketing expenses as a percentage of sales decreased to 12.6% for the quarter ended June 30, 2006 from 14.2% for the quarter ended June 24, 2005. Selling and marketing expenses as a percentage of sales decreased to 12.8% for the six months ended June 30, 2006 from 14.3% for the comparable period in the prior year. The decreases as a percentage of sales are essentially attributable to fixed costs being absorbed by higher sales volume.

     General and administrative expenses increased $342 thousand or 12.5% from $2.7 million in the quarter ended June 24, 2005 to $3.1 million in the quarter ended June 30, 2006. The increase is primarily attributable to higher bonus expense as a result of higher operating income offset partially by decreased professional fees associated with the continuing compliance with Sarbanes-Oxley legislation related to internal controls and decreased legal fees, which in 2005 were primarily for the Dr. Phillips litigation that was settled in December 2005. For the six months ended June 30, 2006 and June 24, 2005, general and administrative expenses were $6.0 million. Although there was little net change for the periods in comparison, the small increase is primarily comprised of the same factors described for the quarterly comparison.

     Research and development costs decreased $99 thousand or 2.6% to $3.7 million from $3.8 million for the quarters ended June 30, 2006 and June 24, 2005, respectively. For the six months ended June 30, 2006, research and development costs increased $190 thousand or 2.7% to $7.3 million from $7.1 million in 2005. The cost of research activities for most of our products was consistent for the two periods in comparison. Research and development costs decreased as a percentage of sales due to increased sales volume, as our research and development expenditures primarily consist of fixed costs.

     Interest income increased $308 thousand to $581 thousand in the quarter ended June 30, 2006 from $274 thousand in the same period of 2005 and $560 thousand to $1.0 million in the six months ended June 30, 2006 from $457 thousand in the same period of 2005. The increases are primarily due to higher average investable cash balances and higher interest rates during each 2006 period.

     Merger expenses of $1.1 million and $2.0 million for the three and six months ended June 30, 2006, respectively, were primarily for professional fees related to the Merger Agreement with Coherent, Inc. more fully described above.

     Foreign currency gains and other income was $165 thousand for the quarter ended June 30, 2006 as compared to $5 thousand for the quarter ended June 24, 2005, which included foreign currency transaction gains of $128 thousand and $5 thousand, respectively. Foreign currency gains and other income was $284 thousand for the six months ended June 30, 2006 as compared to $161 thousand for the six months ended June 24, 2005. This is primarily attributable to the recording of $232 thousand and $141 thousand of foreign currency transaction gains in 2006 and 2005, respectively, principally at Excel Europe and Japan for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. subsidiaries, as a result of the decline in the value of the U.S. dollar against the Euro and Japanese Yen.

     The provision for income taxes increased $643 thousand or 49.0% from $1.3 million in the quarter ended June 24, 2005 to $2.0 million for the current quarter ended June 30, 2006. For the six months ended June 30, 2006 the provision for income taxes was $3.8 million, an increase of $1.5 million or 68.4% from $2.2 million for the six months ended June 24, 2005. The increases are primarily attributable to higher pre-tax income in 2006 combined with higher effective tax rates. The effective tax rate was 32.9% for the quarter ended June 30, 2006 and 32.5% for the six months ended June 30, 2006 compared to 26.4% for the year ended December 31, 2005. In 2006, due to the non-deductibility of certain merger related costs, the Company's effective tax rate increased approximately 2% over what it would have been without these expenditures. The lower rate in 2005 was primarily due to the settlement of an income tax contingency for less than the amount previously accrued.

Liquidity and Capital Resources
................................

Cash Flow Overview

     Cash, cash equivalents and investments increased $7.7 million during the six months ended June 30, 2006 to $58.0 million. The increase was primarily due to the net cash provided by operating activities of $7.9 million, proceeds from the sale of equipment of $216 thousand and proceeds from the exercise of common stock options of $193 thousand partially offset by net cash used for capital expenditures of $828 thousand. The Company also experienced a favorable foreign exchange effect on cash and cash equivalents of $124 thousand in 2006. As of June 30, 2006 the Company had no bank debt.

     At June 30, 2006, the Company had working capital of $104.0 million, including cash, cash equivalents and auction rate notes of $58.0 million, compared to working capital of $94.7 million, including cash, cash equivalents and auction rate notes of $50.3 million, at December 31, 2005. The working capital increased by $9.3 million and cash, cash equivalents and investments increased by $7.7 million during the six months ended June 30, 2006.

     Net cash provided by operating activities was $7.9 million for the six months ended June 30, 2006 and $4.0 million for the six months ended June 24, 2005, which were primarily attributable to net income plus depreciation and amortization expenses, offset partially by net changes in working capital items. Depreciation and amortization for the six months ended June 30, 2006 was $1.3 million. Accounts receivable at June 30, 2006 of $25.2 million increased $2.3 million from December 31, 2005 primarily due to the increase in sales coupled with the timing of the shipments in the second quarter of 2006 compared to the fourth quarter of 2005. Inventory at June 30, 2006 of $36.3 million increased $6.0 million from December 31, 2005 primarily due to increased projected sales volume for the third quarter of 2006 compared to the first quarter of 2006 as well as the introduction of new products.

     Net cash used in investing activities of $15.1 million was primarily attributable to the purchase of short-term auction rate notes for $14.5 million and equipment for $828 thousand offset partially by the proceeds from the sale of equipment of $216 thousand for the six months ended June 30, 2006. Net cash used in investing activities of $5.3 million for the six months ended June24, 2005 was due primarily to the purchase of short-term auction rate notes for $4.5 million and equipment for $858 thousand.

     Net cash provided by financing activities was $218 thousand and $11 thousand for the six months ended June 30, 2006 and June 24, 2005, respectively resulting primarily from the proceeds received upon the exercise of employee stock options.

     As of June 30, 2006, the Company has no lines of credit.

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

Adoption of New Accounting Pronouncement
.........................................

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123 (R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized for the three and six months ended June 30, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123. The fair value of the options was determined at the date of grant using the Black-Scholes option pricing model and is being amortized to expense over the options' vesting periods. There were no option or other share-based award grants subsequent to January 1, 2006 through June 30, 2006. Results for prior periods have not been restated.

     The following table illustrates the stock based compensation expense recorded in the statement of income for the three and six months ended June 30, 2006 and the impact of adopting SFAS No. 123(R) effective January 1, 2006 on the Company's income before provision for income taxes, net income and income per share (In thousands, except per share data).
                                     Three months ended  Six months ended
                                       June 30, 2006      June 30, 2006
                                     ..................  ................
  Stock option compensation expense       $   27              $   77
  Impact on income before provision
    for taxes                             $   27              $   77
  Impact on net income                    $   27              $   77
  Impact on basic income per
    common share                          $ 0.00              $ 0.01
  Impact on diluted income per
    common share                          $ 0.00              $ 0.01

     The Company receives a tax deduction from certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the underlying stock is sold over the exercise price of the options. Prior to the adoption of SFAS No. 123(R), the Company reported excess tax benefits from employee stock option exercises as operating cash flows in its consolidated statement of cash flows. In accordance with SFAS No. 123(R), the Company now reports excess tax benefits as financing cash inflows. There were no stock option exercises during the three months ended June 30, 2006 and June 24, 2005. As such, there were no income tax benefits realized for those periods. The actual income tax benefit realized for the tax deductions from stock option exercises for the six months ended June 30, 2006 and June 24, 2005 was $25 thousand and $2 thousand, respectively. There was no tax benefit recognized related to the total compensation expense for share-based payment arrangements for the three and six months ended June 30, 2006 and June 24, 2005, as all the related options were incentive stock options and the tax benefit associated with disqualified incentive stock options is recognized by the Company only after such incentive stock options are exercised and disqualified.

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

     In March 2006, the Emerging Issues Task Force ("EITF") issued EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross verses Net Presentation)." A consensus was reached that entities may adopt a policy of presenting sales taxes and other similar taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. This Issue will not impact the method for recording these sales taxes in the Company's consolidated financial statements.

     In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is evaluating the impact the adoption of FIN 48 will have on the Company's consolidated financial statements.

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

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash, cash equivalents and investments, with carrying amounts approximating market value. Assuming June 30, 2006 cash and investment levels, a one-point change in interest rates would have an approximate $580 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represent a large percentage of total net sales and services. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains included in determining consolidated results of operations were $232 thousand and $141 thousand in the six months ended June 30, 2006 and June 24, 2005, respectively.

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

     There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders
          ...................................................

          None.

Item 5.   Other Information
          .................
          None.

Item 6.   Exhibits
          ........

          Exhibits - See accompanying Index to Exhibits included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATED:  August 8, 2006

     EXCEL TECHNOLOGY, INC.


     By:  /s/  J. Donald Hill
          .....................................
          J. Donald Hill, Chairman of the Board


     By:  /s/ Antoine Dominic
          .....................................
          Antoine Dominic, President,
          Chief Executive Officer and
          Chief Operating Officer


     By:  /s/ Alice Varisano
          .....................................
          Alice Varisano,
          Chief Financial Officer

                           INDEX TO EXHIBITS
                           .................

Exhibit No.                        Description

   11          Computation of Net Income Per Share

   31.1 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted
               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 11

COMPUTATION OF NET INCOME PER SHARE
(In thousands, except per share data)(Unaudited)

                                         BASIC              DILUTED

                                  Three Months Ended  Three Months Ended
                                  ..................  ..................
                                  June 30,  June 24,  June 30,  June 24,
                                    2006      2005      2006      2005
                                  .......   .......   .......   .......
Net income                        $ 3,990   $ 3,989   $ 3,990   $ 3,989
                                  .......   .......   .......   .......
                                  .......   .......   .......   .......
Weighted average common
  shares outstanding               12,066    12,054    12,066    12,054

Weighted average common
  share equivalents outstanding:
    Stock options                       0         0       465       183
                                  .......   .......   .......   .......
Weighted average common shares
  and common share equivalents
  outstanding                      12,066    12,054    12,531    12,237
                                  .......   .......   .......   .......
                                  .......   .......   .......   .......

Net income per share              $  0.33    $ 0.33    $ 0.32    $ 0.33
                                  .......   .......   .......   .......
                                  .......   .......   .......   .......


                                   Six Months Ended    Six Months Ended
                                  ..................  ..................
                                  June 30,  June 24,  June 30,  June 24,
                                    2006      2005      2006      2005
                                  .......   .......   .......   .......

Net income                        $ 7,857   $ 6,502   $ 7,857   $ 6,502
                                  .......   .......   .......   .......
                                  .......   .......   .......   .......
Weighted average common
  shares outstanding               12,063    12,053    12,063    12,053

Weighted average common
  share equivalents outstanding:
    Stock options                       0         0       433       183
                                  .......   .......   .......   .......
Weighted average common shares
  and common share equivalents
  outstanding                      12,063    12,053    12,496    12,236
                                  .......   .......   .......   .......
                                  .......   .......   .......   .......

Net income per share               $ 0.65    $ 0.54    $ 0.63    $ 0.53
                                  .......   .......   .......   .......
                                  .......   .......   .......   .......

     For the three and six months ended June 30, 2006, there were 125 thousand and 140 thousand, respectively, stock options outstanding that are antidulutive and are not included in the above income per share calculations.

     For both the three and six months ended June 24, 2005, there were 381 thousand stock options outstanding that are antidilutive and are not included in the above income per share calculations.

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


Dated:  August 8, 2006

                                   By:  /s/ Antoine Dominic
                                        .............................
                                        Antoine Dominic, President,
                                        Chief Executive Officer, and
                                        Chief Operating Officer



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


Dated:  August 8, 2006
                                   By:  /s/ Alice Varisano
                                        .......................
                                        Alice Varisano,
                                        Chief Financial Officer


EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT


     I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 8, 2006

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




EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT


     I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 8, 2006



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