Form 10-Q
period 2006-09-29
EXCEL TECHNOLOGY INC
filed 2006-11-08
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                         ......................

                               FORM 10-Q

                         ......................

(Mark One)

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 29, 2006

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from     to

                    Commission File Number:  0-19306

                         ......................

                         EXCEL TECHNOLOGY, INC.

         Delaware                11-2780242
(State or other jurisdiction of                    (I.R.S. Employer
incorporation of organization)                  Identification No.)

             41 Research Way, East Setauket, New York 11733
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

The number of shares outstanding of registrant's common stock, par value $.001 on November 7, 2006 was 12,067,196.


                                CONTENTS

                     PART I.  FINANCIAL INFORMATION

                                                                     Page
Item 1.  Consolidated Financial Statements:
         .................................

         Consolidated Balance Sheets as of September 29, 2006
         (unaudited) and December 31, 2005                             3

         Consolidated Statements of Income (unaudited)
         for the Three Months Ended September 29, 2006
         and September 30, 2005                                        4

         Consolidated Statements of Income (unaudited) for
         the Nine Months Ended September 29, 2006 and
         September 30,2005                                             5

         Consolidated Statements of Cash Flows (unaudited)
         for the Nine Months Ended September 29, 2006 and
         September 30, 2005                                            6

         Notes to Consolidated Financial Statements (unaudited)        7

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
           Condition and Results of Operations                        12
           ...................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   18
         ..........................................................

Item 4.  Controls and Procedures                                      19
         .......................

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            19
         .................

Item 1A. Risk Factors                                                 19
         ............

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds   20
         ..........................................................

Item 3.  Defaults Upon Senior Securities                              20
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders          20
         ...................................................

Item 5.  Other Information                                            20
         .................

Item 6.  Exhibits                                                     20

         Exhibits - (11) Computation of net income per share          23
                    (31) Certifications Pursuant to Section 302 of
                         the Sarbanes-Oxley Act of 2002               24
                    (32) Certifications Pursuant to Section 906 of
                         the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                         Section 1350                                 26

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
          ..................................

                      CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share amounts)

                                        September 29, 2006  Dec. 31, 2005
                                        ..................  .............
                                           (Unaudited)
Assets
.......
Current assets:
  Cash and cash equivalents                       $  9,774      $  16,303
  Investments                                       49,150         34,000
  Accounts receivable, less allowance
    for doubtful accounts of $614 and
    $810 in 2006 and 2005, respectively             26,044         22,879
  Inventories                                       36,497         30,269
  Deferred income taxes                              1,661          1,660
  Other current assets                               1,194          1,353
                                                  ........      .........
         Total current assets                      124,320        106,464
                                                  ........      .........
Property, plant and equipment, net of
  accumulated depreciation of $12,927
  and $11,090 in 2006 and 2005,
  respectively                                      25,158         25,983
Other assets                                           416            158
Goodwill                                            31,726         31,433
                                                  ........      .........
         Total assets                             $181,620       $164,038
                                                  ........      .........
                                                  ........      .........
Liabilities and Stockholders' Equity

Current liabilities:
.....................
  Accounts payable                                $  6,950      $   4,829
  Accrued expenses and other current liabilities     9,013          5,882
  Income taxes payable                                 436          1,097
                                                  ........      .........
         Total current liabilities                  16,399         11,808
                                                  ........      .........
Accrued deferred compensation                        1,375              0
Deferred income taxes                                3,478          3,492
Minority interest in subsidiary                         89             48

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                 0              0
Common stock, par value $.001 per share:
  20,000 shares authorized, 12,067 and 12,055
    shares issued and outstanding in 2006 and
    2005, respectively                                  12             12
Additional paid-in capital                          49,957         49,621
Retained earnings                                  107,928         97,583
Accumulated other comprehensive income               2,382          1,474
                                                  ........      .........

         Total stockholders' equity                160,279        148,690
                                                  ........      .........

         Total liabilities and
           stockholders' equity                   $181,620      $ 164,038
                                                  ........      .........
                                                  ........      .........

See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited and in thousands, except income per share amounts)

                                                 Three Months Ended
                                             ............................
                                             September 29,  September 30,
                                                  2006           2005
                                             .............  .............

Net sales and services                          $  40,299     $   37,842
Cost of sales and services                         22,350         19,803
                                                .........     ..........
Gross profit                                       17,949         18,039

Operating expenses:
  Selling and marketing                             4,611          5,027
  General and administrative                        3,724          3,536
  Research and development                          3,527          3,757
  Merger related and deferred
    compensation expenses                           2,875              0
                                                .........     ..........

         Total operating expenses                  14,737         12,320
                                                .........     ..........

Income from operations                              3,212          5,719

Non-operating income (expense):
  Interest income                                     755            337
  Minority interest in net income of subsidiary      (28)           (34)
  Merger expenses                                   (210)             0
  Foreign currency losses and other income
   (expense), net                                    (15)           (58)
                                                .........     ..........

Income before provision for income taxes            3,714          5,964

Provision for income taxes                          1,226          1,610
                                                .........     ..........

Net income                                       $  2,488       $  4,354
                                                .........     ..........
                                                .........     ..........

Basic income per common share                       $0.21          $0.36
                                                    .....          .....
                                                    .....          .....

Weighted average common shares outstanding         12,066         12,054
                                                .........     ..........
                                                .........     ..........

Diluted income per common share                     $0.20          $0.36
                                                    .....          .....
                                                    .....          .....
Weighted average common and
  common equivalent shares outstanding             12,522         12,259
                                                .........     ..........
                                                .........     ..........


See Notes to Consolidated Financial Statements.


                   CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited and in thousands, except income per share amounts)

                                                   Nine Months Ended
                                              ...........................
                                              September 29, September 30,
                                                  2006           2005
                                                .........     ..........

Net sales and services                          $ 116,154     $  101,352
Cost of sales and services                         62,890         53,068
                                                .........     ..........
Gross profit                                       53,264         48,284

Operating expenses:
  Selling and marketing                            14,352         14,094
  General and administrative                        9,689          9,496
  Research and development                         10,807         10,848
  Merger related and deferred
    compensation expenses                           2,875              0
                                                .........     ..........
         Total operating expenses                  37,723         34,438
                                                .........     ..........

Income from operations                             15,541         13,846

Non-operating income (expense):
  Interest income                                   1,772            794
  Minority interest in net income of subsidiary      (41)           (34)
  Merger expenses                                 (2,194)              0
  Foreign currency gains and other income, net        269            103
                                                .........     ..........

Income before provision for income taxes           15,347         14,709

Provision for income taxes                          5,002          3,853
                                                .........     ..........

Net income                                      $  10,345      $  10,856
                                                .........     ..........
                                                .........     ..........

Basic income per common share                       $0.86          $0.90
                                                    .....          .....
                                                    .....          .....

Weighted average common shares outstanding         12,064         12,053
                                                .........     ..........
                                                .........     ..........

Diluted income per common share                     $0.83          $0.89
                                                    .....          .....
                                                    .....          .....
Weighted average common and
  common equivalent shares outstanding             12,505         12,243
                                                .........     ..........
                                                .........     ..........

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and in thousands)

                                                   Nine Months Ended
                                              ...........................
                                              September 29, September 30,
                                                  2006           2005
                                                .........     ..........
Operating activities:
  Net income                                    $  10,345     $   10,856
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Minority interest in net income of
        subsidiary                                     41             34
      Depreciation and amortization                 1,971          2,122
      Stock compensation expense                       95              0
      Tax benefit from employee stock option
        exercises                                       0              2
      Excess income tax benefit from employee
        stock options                                (37)              7
      Gain on sale of equipment                     (116)              0
      Provision for bad debts                          54             42
      Changes in operating assets and
        liabilities:
        Accounts receivable                       (2,792)        (5,746)
        Inventories                               (5,726)        (3,766)
        Other current assets                          176             95
        Other assets                                (576)            182
        Accounts payable                            2,030            306
        Accrued expenses and other current
          liabilities                               3,835          1,173
                                                 .........     .........
              Net cash provided by
                operating activities                9,300          5,307
                                                 .........     .........
Investing activities:
  Purchases of investments, net of redemptions   (15,150)        (6,575)
  Purchases of property, plant and equipment      (1,290)        (1,508)
  Proceeds from the sale of equipment                 291              0
                                                .........      .........
  Net cash used in investing activities          (16,149)        (8,083)
                                                .........      .........
Financing activities:
  Proceeds from exercise of common stock options      204             11
  Excess income tax benefit from employee
    stock options                                      37              0
                                                .........      .........
              Net cash provided by
                financing activities                  241             11
                                                .........      .........

Effect of exchange rate changes on
  cash and equivalents                                 79           (97)
                                                .........      .........
Net decrease in cash and equivalents              (6,529)        (2,862)
Cash and equivalents, beginning of period          16,303         11,329
                                                .........      .........
Cash and equivalents, end of period             $   9,774      $   8,467
                                                .........      .........
                                                .........      .........
Supplemental cash flow information:
....................................
Cash paid for:
  Interest                                       $       0      $       0
  Income taxes                                   $   5,625      $   3,327



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

     The consolidated balance sheet as of September 29, 2006, and the consolidated statements of income for the three and nine months ended September 29, 2006 and September 30, 2005 and the consolidated statements of cash flows for the nine months ended September 29, 2006 and September 30, 2005 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 29, 2006 and for all periods presented.

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

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2005. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended September 29, 2006 are not necessarily indicative of the operating results to be expected for the full year.

     The Company's quarterly closing dates end on the Friday prior and closest to or on the last day of each calendar quarter. The Company's fiscal year always ends on December 31st.

B.   MERGER
     ......

     On February 20, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Coherent, Inc. ("Parent"), and Spider Acquisition Merger Corporation, a wholly owned subsidiary of Coherent, Inc. ("Merger Sub"). Under the Merger Agreement, Merger Sub was to be merged with and into the Company (the "Merger"), the separate corporate existence of Merger Sub would cease and the Company would have continued as the surviving corporation and as a wholly-owned subsidiary of Parent.

     Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company issued and outstanding immediately prior to the effective time, other than common stock held by any stockholders who are entitled to and properly exercise appraisal rights under Delaware law, would have been automatically converted into the right to receive $30.00 in cash per share.

     The Merger was conditioned upon, among other things, the adoption of the Merger Agreement by the stockholders of the Company pursuant to applicable law, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and obtaining material foreign antitrust approvals reasonably determined by Coherent to be required.

     On April 4, 2006, the stockholders of the Company voted to adopt the Merger Agreement providing for the acquisition of the Company by Coherent. The Antitrust Division of the Department of Justice as well as the German Federal Cartel Office had requested additional information and documentary material in connection with their review of the proposed merger. On May 9, 2006, Coherent, Inc. received U.S. antitrust approval to acquire the Company. On July 10, 2006, the German Federal Cartel Office stated that it had decided to extend its investigation into the acquisition of the Company by Coherent, and on October 25, 2006 issued a prohibition order on the merger. On November 1, 2006, the Merger Agreement between the Company and Coherent was terminated.

     The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 on a Current Report on Form 8-K on February 21, 2006.

     In connection with the merger, the Company incurred $210 thousand and $2.2 million in merger related expenses, which consist primarily of legal and other professional fees and have been included in the consolidated statements of income for the three and nine months ended September 29, 2006, respectively. The amount for the nine months ended September 29, 2006 included $200 thousand for the law firm of one director of the Company for reimbursement of expenses by the director's law firm in connection with the merger. In addition, the employment agreements of certain key executives include a change in control clause that provide for payments aggregating $6.1 million. These change in control payments have not been recorded as a liability in the consolidated balance sheet as of September 29, 2006, as such payments were contingent upon consummation of the merger, which has been terminated. In the third quarter of 2006, as a result of effectively addressing all merger-related matters while the announced merger was pending for eight months and as payment in lieu of options that, but for the proposed merger, would have been granted towards the end of 2005, an executive of the Company was awarded $1.5 million of compensation, of which the payment of $1.0 million is subject to the attainment of specified Company performance criteria. Such compensation, along with $1.4 million of deferred executive compensation awarded for prior services during the third quarter of 2006 (under a deferred compensation plan approved by the Board of Directors), is included in operating expenses in the consolidated statements of income.

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

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123 (R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized for the three and nine months ended September 29, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123. The fair value of the options was determined at the date of grant using the Black-Scholes option pricing model and is being amortized to expense over the options' vesting periods. There were no option or other share-based award grants subsequent to January 1, 2006 through September 29, 2006. Results for prior periods have not been restated.

     The following table illustrates the stock based compensation expense recorded in the statement of income for the three and nine months ended September 29, 2006 and the impact of adopting SFAS No. 123(R) effective January 1, 2006 on the Company's income before provision for income taxes, net income and income per share (In thousands, except per share data).

                                   Three months ended   Nine months ended
                                   September 29, 2006  September 29, 2006
  Stock option
    compensation expense                   $ 18               $ 95
  Impact on income before
    provision for taxes                    $ 18               $ 95
  Impact on net income                     $ 18               $ 95
  Impact on basic income per
    common share                         $ 0.00             $ 0.01
  Impact on diluted income
    per common share                     $ 0.00             $ 0.01

     Prior to the adoption of SFAS No. 123(R), the Company reported excess tax benefits from employee stock option exercises as operating cash flows in its consolidated statement of cash flows. In accordance with SFAS No. 123(R), the Company now reports excess tax benefits as financing cash inflows. The actual income tax benefit realized for the tax deductions from stock option exercises for the three months ended September 29, 2006 was $12 thousand. There were no stock option exercises during the three months ended September 30, 2005. As such, there were no income tax benefits realized for that period. The actual income tax benefit realized for the tax deductions from stock option exercises for the nine months ended September 29, 2006 and September 30, 2005 was $37 thousand and $2 thousand, respectively. There was no tax benefit recognized related to the total compensation expense for share-based payment arrangements for the three and nine months ended September 29, 2006 and September 30, 2005, as all the related options were incentive stock options and the tax benefit associated with disqualified incentive stock options is recognized by the Company only after such incentive stock options are exercised and disqualified.

     The following table illustrates the effect on net income and income per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock plans prior to adoption of SFAS No. 123(R) on January 1, 2006. No pro forma disclosure has been made for periods subsequent to January 1, 2006, as all stock-based compensation has been recognized in net income. For purposes of this pro forma disclosure and compensation expense recorded in the Company's consolidated financial statements, the value of the options is estimated using a Black-Scholes option pricing model and amortized to expense over the options' vesting periods.


                                Three Months Ended    Nine Months Ended
                                September 30, 2005   September 30, 2005
                               In thousands, except (In thousands, except
                                  per share data)       per share data)

Net income, as reported                 $4,354              $10,856

  Deduct:  Total stock-based
    employee compensation expense
    determined under fair value
    based method for all awards,
    net of related tax effects              (8)             (2,936)
                                         ......             .......
Proforma net income                      $4,346             $ 7,920
                                         ......             .......
                                         ......             .......

Net income per share:
Basic - as reported                       $0.36               $0.90
                                          .....               .....
Basic - proforma                          $0.36               $0.66
                                          .....               .....
Diluted - as reported                     $0.36               $0.89
                                          .....               .....
Diluted - proforma                        $0.35               $0.65
                                          .....               .....

     Stock-based employee compensation expense under the fair value method for the nine months ended September 30, 2005, includes $3.6 million, which represents the entire fair value of 440 thousand options granted to employees and directors in February 2005, all of which had an exercise price equal to or greater than the market value of the common stock on the date of the grant, as those options were vested as of the date of the grant.

     No options were granted during the nine months ended September 29, 2006 or during the three months ended September 30, 2005. The following weighted average assumptions were used in determining the fair value of stock options granted during the nine months ended September 30, 2005:

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

     The following paragraphs describe each of the Company's stock option plans:

     In 2004, the Company adopted a stock option plan (the "2004 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 2004 Plan, which terminates on February 23, 2014, may be exercisable for a period up to ten years. Through September 29, 2006, all options granted to employees under the 2004 Plan have exercise prices equal to the market value of the stock on the date of grant, vest immediately, and expire ten years from the date of grant.

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through September 29, 2006, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant.

     Effective November 1, 2006, the Board of Directors approved a stock option / stock issuance plan (the "2006 Plan"), which is subject to shareholder approval and provides an aggregate of up to 750,000 shares of common stock, which may be directly issued to eligible participants, granted as incentive stock options to employees of the Company or granted as non-statutory stock options to employees, including officers and directors of the Company, as well as to certain advisors and consultants. Shares of common stock issued under the 2006 Plan may, in the discretion of the Company's Compensation Committee ("the Committee"), be fully and immediately vested upon issuance or may vest in one or more installments over the participant's period of service or upon attainment of specified performance objectives. The exercise price for the common stock underlying the options is determined by the Committee, but in no event shall it be less than 100% of the fair market value of the Company's common stock on the date the option is granted (110% in the case of incentive stock options granted to optionees who own more than 10% of the voting power of all classes of stock of the Company). No option granted under the 2006 Plan may be exercised after the expiration of the option, which may not, in any case, exceed ten years from the date of grant (five years in the case of incentive options granted to persons who own more than 10% of the voting power of all classes of the stock of the Company). Options granted under the 2006 Plan are exercisable on such basis as determined by the Committee. No options or common stock will be issued under the 2006 Plan until shareholder approval is received by the Company.

     The following table summarizes stock option activity of the Company during the nine months ended September 29, 2006:




                                                                         Weighted
                                                                          Average         Aggregate
                                                         Weighted        Remaining        Intrinsic
                                           Shares         Average        Contractual         Value
                                       (in thousands)  Exercise Price  Term (in years)  (in thousands)
                                       ...............................................................

Outstanding at December 31, 2005           1,441         $ 20.38
Granted                                        0         $     0
Exercised                                   (12)         $ 17.19
Cancelled                                      0         $     0
                                       ..............

Outstanding at September 29, 2006          1,429         $ 20.41              5.87          $ 13,735
                                       ..............
                                       ..............

Options expected to vest at
  September 29, 2006                          16         $ 19.14              6.31          $    166

Exercisable at September 29, 2006          1,413         $ 20.42              5.86          $ 13,569





     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 29, 2006. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for the three months ended September 29, 2006 was $35 thousand. There were no stock option exercises during the three months ended September 30, 2005. Total intrinsic value of options exercised for the nine months ended September 29, 2006 and September 30, 2005 was $106 thousand and $6 thousand, respectively.

     As of September 29, 2006, there was $89 thousand of unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.3 years.

     When an option is exercised, the Company issues new shares of common stock.

D.   INVENTORIES
     ...........

     Inventories are recorded at the lower of cost, on a first-in, first
out basis, or market value.   Inventories consist of the following (in
thousands):

                                    September 29, 2006  December 31, 2005
                                    ..................  .................
     Raw Materials                           $  18,910          $  16,474
     Work-in-Process                            11,052              8,158
     Finished Goods                              4,961              4,246
     Consigned Inventory                         1,574              1,391
                                             .........          .........
                                             $  36,497          $  30,269

E.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $2.2 million and $4.5 million for the three months ended September 29, 2006 and September 30, 2005, respectively and $11.3 million and $8.6 million for the nine months ended September 29, 2006 and September 30, 2005, respectively.

F.   ACCRUED WARRANTY COSTS
     ......................

     Quarterly, the Company analyzes its warranty liability for reasonableness based upon a five-year history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

    Changes in the warranty liability during the nine-month period ended September 29, 2006 were as follows (In thousands):

     Balance at December 31, 2005                      $  720
       Provisions for warranties during the
         nine-month period ended September 29, 2006       652
       Costs of warranty obligations during the nine-
         month period ended September 29, 2006          (603)
                                                       ......
     Balance at September 29, 2006                     $  769
                                                       ......
                                                       ......

G.   COMMITMENTS AND CONTINGENCIES
     .............................

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

     On October 17, 2006, the Company entered into a lease agreement for a building in Cambridge, MA. The term of the operating lease is for 10 years and the cost is $5.7 million over the life of the lease.

H.   GOODWILL
     ........

     The change in the goodwill balance during the nine months ended September 29, 2006 is attributable to changes in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.


I.   SUBSEQUENT EVENT
     ................

     On November 7, 2006, the Company announced that its Board of Directors had authorized a stock buy-back plan. The buy-back plan authorizes the repurchase of up to 2,000,000 shares of common stock, or 16.6% of the shares of common stock outstanding as of November 7, 2006. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof.


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

Merger
.......

     On February 20, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Coherent, Inc. ("Parent"), and Spider Acquisition Merger Corporation, a wholly owned subsidiary of Coherent, Inc. ("Merger Sub"). Under the Merger Agreement, Merger Sub was to be merged with and into the Company (the "Merger"), the separate corporate existence of Merger Sub would cease and the Company would have continued as the surviving corporation and as a wholly-owned subsidiary of Parent.

     Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company issued and outstanding immediately prior to the effective time, other than common stock held by any stockholders who are entitled to and properly exercise appraisal rights under Delaware law, would have been automatically converted into the right to receive $30.00 in cash per share.

     The Merger was conditioned upon, among other things, the adoption of the Merger Agreement by the stockholders of the Company pursuant to applicable law, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and obtaining material foreign antitrust approvals reasonably determined by Coherent to be required.

     On April 4, 2006, the stockholders of the Company voted to adopt the Merger Agreement providing for the acquisition of the Company by Coherent. The Antitrust Division of the Department of Justice as well as the German Federal Cartel Office had requested additional information and documentary material in connection with their review of the proposed merger. On May 9, 2006, Coherent, Inc. received U.S. antitrust approval to acquire the Company. On July 10, 2006, the German Federal Cartel Office stated that it had decided to extend its investigation into the acquisition of the Company by Coherent, and on October 25, 2006 issued a prohibition order on the merger. On November 1, 2006, the Merger Agreement between the Company and Coherent was terminated.

     The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 on a Current Report on Form 8-K on February 21, 2006.

     In connection with the merger, the Company incurred $210 thousand and $2.2 million in merger related expenses, which consist primarily of legal and other professional fees and have been included in the accompanying consolidated statements of income for the three and nine months ended September 29, 2006, respectively. The amount for the nine months ended September 29, 2006 included $200 thousand for the law firm of one director of the Company for reimbursement of expenses by the director's law firm in connection with the merger. In addition, the employment agreements of certain key executives include a change in control clause that provide for payments aggregating $6.1 million. These change in control payments have not been recorded as a liability in the consolidated balance sheet as of September 29, 2006, as such payments were contingent upon consummation of the merger, which has been terminated. In the third quarter of 2006, as a result of effectively addressing all merger-related matters while the announced merger was pending for eight months and as payment in lieu of options that, but for the proposed merger, would have been granted towards the end of 2005, an executive of the Company was awarded $1.5 million of compensation, of which the payment of $1.0 million is subject to the attainment of specified Company performance criteria. Such compensation, along with $1.4 million of deferred executive compensation awarded for prior services during the third quarter of 2006 (under a deferred compensation plan approved by the Board of Directors), is included in operating expenses in the accompanying consolidated statements of income.

Results of Operations
......................

     Net sales and services for the quarter ended September 29, 2006 increased $2.5 million or 6.5% to $40.3 million from $37.8 million for the quarter ended September 30 2005. For the nine months ended September 29, 2006, net sales and services were $116.2 million, an increase of $14.8 million or 14.6% from $101.4 million for the nine months ended September 30, 2005. The increases for the quarter and the nine months in comparison are attributable to increased CO2 laser, scanner, marking systems and high energy solid state pulsed laser sales.

     Gross margins decreased to 44.5% for the three months ended September 29, 2006 from 47.7% for the three months ended September 30, 2005. For the nine months ended September 29, 2006, gross margins decreased to 45.9% from 47.6% in the nine months ended September 30, 2005. The decreases are primarily due to the product mix where gross margins vary from product to product. Gross margins vary from direct sales to distributor sales, which result in no variable selling expenses, and also among the more than 250 Company product configurations.

     Selling and marketing expenses decreased to $4.6 million in the quarter ended September 29, 2006 from $5.0 million in the quarter ended September 30, 2005. The decrease of $416 thousand or 8.3% is primarily attributable to lower variable costs and fixed cost reductions in 2006 partially due to turnover related to the pending merger, which was terminated in November 2006, compared to higher levels of sales and marketing staff in 2005. For the nine months ended September 29, 2006, selling and marketing expenses were $14.4 million as compared to $14.1 million for the same period in 2005. The increase of $258 thousand or 1.8% is primarily attributable to increased variable costs such as commissions associated with the increased sales volume. Selling and marketing expenses as a percentage of sales decreased to 11.4% for the quarter ended September 29, 2006 from 13.3% for the quarter ended September 30, 2005. Selling and marketing expenses as a percentage of sales decreased to 12.4% for the nine months ended September 29, 2006 from 13.9% for the comparable period in the prior year. The decreases as a percentage of sales are essentially attributable to fixed costs being absorbed by higher sales volume.

     General and administrative expenses increased $188 thousand or 5.3% from $3.5 million in the quarter ended September 30, 2005 to $3.7 million in the quarter ended September 29, 2006. For the nine months ended September 29, 2006 and September 30, 2005, general and administrative expenses were $9.7 million and $9.5 million, respectively, an increase of $193 thousand or 2.0%. The increases are primarily attributable to higher bonus expense as a result of higher operating income.

     Research and development costs decreased $230 thousand or 6.1% to $3.5 million from $3.8 million for the quarters ended September 29, 2006 and September 30, 2005, respectively. For both the nine months ended September 29, 2006 and 2005 research and development costs were $10.8 million. The cost of research activities for most of our products was consistent for the two periods in comparison. Research and development costs decreased as a percentage of sales due to increased sales volume, as our research and development expenditures primarily consist of fixed costs.

     Merger related and deferred compensation expenses for the quarter ended September 29, 2006 of $2.9 million consisted primarily of $1.4 million of deferred executive compensation, $1.0 million of compensation in lieu of option grants, and $500 thousand of bonus expense.

     Interest income increased $418 thousand to $755 thousand in the quarter ended September 29, 2006 from $337 thousand in the same period of 2005 and $978 thousand to $1.8 million in the nine months ended September 29, 2006 from $794 thousand in the same period of 2005. The increases are primarily due to higher average investable cash balances and higher interest rates during each 2006 period.

     Merger expenses of $2.2 million for the nine months ended September 29, 2006 were primarily for professional fees related to the Merger Agreement with Coherent, Inc. more fully described above.

     Foreign currency losses and other income was $15 thousand for the quarter ended September 29, 2006 as compared to $58 thousand for the quarter ended September 30, 2005, which included foreign currency transaction losses of $20 thousand and $70 thousand, respectively. Foreign currency gains and other income was $269 thousand for the nine months ended September 29, 2006 as compared to $103 thousand for the nine months ended September 30, 2005. This is primarily attributable to the recording of $212 thousand and $71 thousand of foreign currency transaction gains in 2006 and 2005, respectively, principally at Excel Europe and Japan for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. subsidiaries, as a result of the decline in the value of the U.S. dollar against the Euro and Japanese Yen.

     The provision for income taxes decreased $384 thousand or 23.9% from $1.6 million in the quarter ended September 30, 2005 to $1.2 million for the current quarter ended September 29, 2006. For the nine months ended September 29, 2006 the provision for income taxes was $5.0 million, an increase of $1.1 million or 29.8% from $3.9 million for the nine months ended September 30, 2005. The decrease for the quarter ended September 29, 2006 was primarily due to lower pre-tax income for the quarter as a result of merger related expenses in that period. The increase for the nine months ended September 29, 2006 is primarily attributable to higher year to date pre-tax income combined with higher effective tax rates.
The effective tax rate was 33.0% for the quarter ended September 29, 2006 and 32.6% for the nine months ended September 29, 2006 compared to 26.4% for the year ended December 31, 2005. In 2006, due to the non-deductibility of certain merger related costs, the suspension of the R&D credit and investing in taxable versus non-taxable instruments, the Company's effective tax rate increased approximately 5%. The lower rate in 2005 was primarily due to the settlement of an income tax contingency for less than the amount previously accrued.

Liquidity and Capital Resources
................................

Cash Flow Overview

     Cash, cash equivalents and investments increased $8.6 million during the nine months ended September 29, 2006 to $58.9 million. The increase was primarily due to the net cash provided by operating activities of $9.3 million, proceeds from the sale of equipment of $291 thousand and proceeds from the exercise of common stock options of $204 thousand partially offset by net cash used for capital expenditures of $1.3 million. The Company also experienced a favorable foreign exchange effect on cash and cash equivalents of $79 thousand in 2006. As of September 29, 2006 the Company had no bank debt.

     At September 29, 2006, the Company had working capital of $107.9 million, including cash, cash equivalents and auction rate notes of $58.9 million, compared to working capital of $94.7 million, including cash, cash equivalents and auction rate notes of $50.3 million, at December 31, 2005. The working capital increased by $13.2 million and cash, cash equivalents and investments increased by $8.6 million during the nine months ended September 29, 2006.

     Net cash provided by operating activities was $9.3 million for the nine months ended September 29, 2006 and $5.3 million for the nine months ended September 30, 2005, which were primarily attributable to net income plus depreciation and amortization expenses, offset partially by net changes in working capital items. Depreciation and amortization for the nine months ended September 29, 2006 was $2.0 million. Accounts receivable at September 29, 2006 of $26.0 million increased $3.2 million from December 31, 2005 primarily due to the increase in sales in 2006 coupled with the timing of the shipments in the third quarter of 2006 compared to the fourth quarter of 2005. Inventory at September 29, 2006 of $36.5 million increased $6.2 million from December 31, 2005 primarily due to increased projected sales volume for the fourth quarter of 2006 compared to the first quarter of 2006 as well as the introduction of new products.

     Net cash used in investing activities of $16.1 million was primarily attributable to the purchase of short-term auction rate notes for $15.2 million and equipment for $1.3 million offset partially by the proceeds from the sale of equipment of $291 thousand for the nine months ended September 29, 2006. Net cash used in investing activities of $8.1 million for the nine months ended September 30, 2005 was due primarily to the purchase of short-term auction rate notes for $6.6 million and equipment for $1.5 million.

     Net cash provided by financing activities was $241 thousand and $11 thousand for the nine months ended September 29, 2006 and September 30, 2005, respectively resulting primarily from the proceeds received upon the exercise of employee stock options.

     As of September 29, 2006, the Company has no lines of credit.

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

Adoption of New Accounting Pronouncement
.........................................

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123 (R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized for the three and nine months ended September 29, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123. The fair value of the options was determined at the date of grant using the Black-Scholes option pricing model and is being amortized to expense over the options' vesting periods. There were no option or other share-based award grants subsequent to January 1, 2006 through September 29, 2006. Results for prior periods have not been restated.

     The following table illustrates the stock based compensation expense recorded in the statement of income for the three and nine months ended September 29, 2006 and the impact of adopting SFAS No. 123(R) effective January 1, 2006 on the Company's income before provision for income taxes, net income and income per share (In thousands, except per share data).

                                   Three months ended   Nine months ended
                                   September 29, 2006  September 29, 2006
  Stock option
    compensation expense                   $ 18               $ 95
  Impact on income before
    provision for taxes                    $ 18               $ 95
  Impact on net income                     $ 18               $ 95
  Impact on basic income per
    common share                         $ 0.00             $ 0.01
  Impact on diluted income
    per common share                     $ 0.00             $ 0.01

     The Company receives a tax deduction from certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the underlying stock is sold over the exercise price of the options. Prior to the adoption of SFAS No. 123(R), the Company reported excess tax benefits from employee stock option exercises as operating cash flows in its consolidated statement of cash flows. In accordance with SFAS No. 123(R), the Company now reports excess tax benefits as financing cash inflows. The actual income tax benefit realized for the tax deductions from stock option exercises for the three months ended September 29, 2006 was $12 thousand. There were no stock option exercises during the three months ended September 30, 2005. As such, there were no income tax benefits realized for that period. The actual income tax benefit realized for the tax deductions from stock option exercises for the nine months ended September 29, 2006 and September 30, 2005 was $37 thousand and $2 thousand, respectively. There was no tax benefit recognized related to the total compensation expense for share-based payment arrangements for the three and nine months ended September 29, 2006 and September 30, 2005, as all the related options were incentive stock options and the tax benefit associated with disqualified incentive stock options is recognized by the Company only after such incentive stock options are exercised and disqualified.

Recently Issued Accounting Pronouncements
..........................................

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and provides for simplified accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and by eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management has evaluated the new statement and has determined that it does not have a material affect on the Company's consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Management has evaluated the new statement and has determined that it does not have a material affect on the Company's consolidated financial statements.

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

     In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Any change in the net assets or liabilities recognized as a result of adopting the provisions of FIN 48 would be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is evaluating the impact the adoption of FIN 48 will have on the Company's consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. Management is evaluating the impact the adoption of this statement will have on the Company's consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158").
 SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. Management concluded that this statement will not impact the Company's consolidated financial statements, as the Company has no defined benefit pension or other postretirement plans.

     In September 2006, the FASB issued FASB Staff Position AUG AIR-1, "Accounting for Planned Major Maintenance Activities" which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. Management does not believe that the adoption of this position will have a material affect on the Company's consolidated financial statements.

     In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Management does not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial statements.

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

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash, cash equivalents and investments, with carrying amounts approximating market value. Assuming September 29, 2006 cash and investment levels, a one-point change in interest rates would have an approximate $589 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represent a large percentage of total net sales and services. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains included in determining consolidated results of operations were $212 thousand and $71 thousand in the nine months ended September 29, 2006 and September 30, 2005, respectively.

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

     There were no changes in the Company's internal control over financial reporting during the quarterly period ended September 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


DATED:  November 8, 2006

  EXCEL TECHNOLOGY, INC.


  By:  /s/ Alice Varisano
       ................................
       Alice Varisano,
       Chief Financial Officer


  By:  /s/  J. Donald Hill
      .................................
  J. Donald Hill, Chairman of the Board


  By:  /s/ Antoine Dominic
       .................................
       Antoine Dominic, President,
       Chief Executive Officer and
       Chief Operating Officer


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





EXHIBIT 11

COMPUTATION OF NET INCOME PER SHARE
(In thousands, except per share data)(Unaudited)

                                         BASIC              DILUTED
                                   Three Months Ended  Three Months Ended
                                   ..................  ..................
                                   Sept 29,  Sept 30,  Sept 29,  Sept 30,
                                     2006      2005      2006      2005
                                   ........  ........  ........  ........
Net income                         $  2,488  $  4,354  $  2,488  $  4,354
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........
Weighted average common
  shares outstanding                 12,066    12,054    12,066    12,054

Weighted average common
  share equivalents outstanding:
    Stock options                         0         0       456       205
                                   ........  ........  ........  ........
Weighted average common shares
  and common share equivalents
  outstanding                        12,066    12,054    12,522    12,259
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

Net income per share               $   0.21  $   0.36  $   0.20  $   0.36
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........


                                   Nine Months Ended    Nine Months Ended
                                   ..................  ..................
                                   Sept 29,  Sept 30,  Sept 29,  Sept 30,
                                     2006      2005      2006      2005
                                   ........  ........  ........  ........
Net income                         $ 10,345  $ 10,856  $ 10,345  $ 10,856
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

Weighted average common
  shares outstanding                 12,064    12,053    12,064    12,053

Weighted average common
  share equivalents outstanding:
    Stock options                         0         0       441       190
                                   ........  ........  ........  ........

Weighted average common shares
  and common share equivalents
  outstanding                        12,064    12,053    12,505    12,243
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

Net income per share               $   0.86   $  0.90  $   0.83  $   0.89
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........


For the three and nine months ended September 29, 2006, there were 125 thousand and 135 thousand, respectively, stock options outstanding that are antidulutive and are not included in the above income per share calculations.

For both the three and nine months ended September 30, 2005, there were 215 thousand stock options outstanding that are antidilutive and are not included in the above income per share calculations.


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


Dated:  November 8, 2006

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


Dated:  November 8, 2006
                                   By:  /s/ Alice Varisano
                                        .......................
                                        Alice Varisano,
                                        Chief Financial Officer





EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT


     I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended September 29, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 8, 2006



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










EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT


     I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended September 29, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 8, 2006


                                        /s/ Alice Varisano
                                        .............................
                                        Alice Varisano,
                                        Chief Financial Officer

     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.