Form 10-K
period 2006-12-31
EXCEL TECHNOLOGY INC
filed 2007-02-20
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              ...........

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 2006
                          ......................
                                   OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to .................

                    Commission File Number 0-19306

                        EXCEL TECHNOLOGY, INC.

        (Exact name of Registrant as specified in its Charter)

                Delaware                          11-2780242
     (State or other jurisdiction              (I.R.S. Employer
    of Incorporation or Organization)         Identification No.)

            41 Research Way                     (631) 784-6175
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

           Large Accelerated filer [ ] Accelerated filer [X]
                        Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. [ ] Yes [X] No

The aggregate market value of the common stock held by non-affiliates of the registrant was $354,077,170 based on the last sale price of the common stock as reported by NASDAQ on June 30, 2006. Shares held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of February 15, 2007 was: 12,089,938.

                 DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement to be filed in connection with the Registrant's 2007 Annual Meeting of Stockholders (incorporated by reference under Part III)


PART I
.......

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

Terminated Merger
...................

     On February 20, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Coherent, Inc. ("Coherent"), and Spider Acquisition Merger Corporation, a wholly owned subsidiary of Coherent ("Merger Sub"). Under the Merger Agreement, Merger Sub was to be merged with and into the Company (the "Merger"), the separate corporate existence of Merger Sub would cease and the Company would have continued as the surviving corporation and as a wholly-owned subsidiary of Coherent.

     Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company issued and outstanding would have been automatically converted into the right to receive $30.00 per share in cash.

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

     The laser marking/engraving, deep engraving and 2-1/2 & 3D marking systems include a full product range of CO2, fiber, lamp pumped and diode pumped infrared, frequency doubled, tripled and quadrupled Nd:YAG and Nd:YLF laser systems which are branded as "Concorde", "Comet", "ProWriter F20", "ProWriter L80", "ProWriter L100", "ProWriter D50", "ProWriter D10", "Deep Power Engraver", "BL65" and "BL150" Deep engraving systems, and the Mint Laser Finishing system. The mechanical engraving systems include a "Universal Marking & Engraving Machine", an "Inclined Bed CNC Marking & Engraving Machine", a "Mold Engraving Machine", a "Laser Digitizer" and a "Table Top Engraving Machine". The Company's ProWriter, a new series of laser marking systems, is a new version of Laser Marking Studio that incorporates IC Marking Software, a new series of compact, low profile workstations, a two spindle Inclined Bed Engraving Machine, a higher accuracy Laser Digitizer System, a higher resolution camera system for the Mint Laser, a new integrated version of the WinLaser and Laser Finish software, a new multi-focus vision system for alignment and sample location recognition and several new automated robot loaded workstations for marking crankshafts, gears and knives.

Laser Micro-machining and Automation Systems
.............................................

     The Company designs and manufactures laser micro-machining systems, parts handling/automation, systems integration, and software engineering solutions at CSI, the Company's subsidiary based in Orlando, Florida. The Company produces a variety of micro-machining systems ("TaskMaster" Series) for cutting, drilling, ablating and other micro machining applications. The "TaskMaster" series of micro-machining systems provides a versatile but affordable solution to almost any process requirement. They are modular in design allowing lasers of any wavelength such as green, UV, DUV, infrared, and CO2 in a variety of power levels to be integrated into the same workstation. The workstation can be taken from a basic XY system with a manually adjustable focusing beam delivery system and enhanced with a variety of options such as XY with a programmable focusing beam delivery system, vision system for part alignment and semi-automatic focusing adjustment, gas assist with programmable pressure regulator and part fixturing. The Company offers a Vision Assisted graphical programming environment for CNC based laser micro-machining centers. This software platform requires no programming, simply place a part into the machine and the real time vision system allows the user to draw right onto the part. CADD files can be imported and "dragged and dropped" onto the part, scaled, rotated, or moved and lased.

     The Company's FA/Lit (trademark) product targets the integrated circuit ("IC") failure analysis market. This system utilizes a process for de-capping, cross-sectioning and performing material characterization (Alpha Spectrometry) on ICs, providing a non-destructive method of removing the mold compound and allowing parts to be tested and visibly inspected. This makes it possible to inspect wire bonds, dies and other internal components, even to the point of doing a wire pull test on die leads. Scanning Acoustic Microscope (SAM), x-ray and other failure analysis analytical instrument images of the internal IC can be imported and used by the Company's FA-Pro software to locate and target defects for analysis. These images are then used to navigate the system directly to the defect. Options available include 3D summation utilizing layer by layer spectral analysis data of the mold compound, color vision system with auto zoom (also used for defect and feature navigation), and even a second femtosecond laser system for detailed die analysis on the ICs. Subsequently, the Company has introduced a new version of its FA/Lit (trademark) called the Ultra/Lit, targeting smaller scale independent failure analysis labs and production lines that require quick failure analysis results. The new Ultra/Lit is a streamlined limited capability failure analysis tool featuring a new air cooled diode laser from Quantronix. The system is a table-top unit running on 110 volts of power.

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

     The Company manufactures a range of sealed CO2 lasers for cutting, marking, drilling, and other machining applications for a variety of materials. The CO2 lasers range in power from 5W to 400W. Synrad's "Firestar" series of sealed CO2 lasers, initially introduced in 2001, offers users the choice of higher performance and smaller size, with output powers from 20W to 100W. In 2002, further developments of the "firestar" technology produced the f200, the world's only fully integrated 200W CO2 laser. In 2003, we launched a wide range of new products including a unique, fully-integrated 400W laser (""firestar"" f400), a single tube (linear polarization) fully-integrated 200W laser ("firestar" f201), and a compact, low cost 30W laser ("firestar" v30). In addition, we extended our ""firestar"" t-technology to include an 80W laser, available in either air or water-cooled versions. In 2004, the Company introduced its high performance, air-cooled 100W laser ("firestar" t100), and in 2005 introduced a new, 5W laser. Developments for 2006 included a new t-technology laser with an integrated RF power supply, the production roll-out of new RF technology for the "firestar" f-series lasers for improved reliability and performance, 9.3 and 9.6um versions of our "firestar" v, t, and f-series lasers, and the development of an innovative superpulse technology for both industrial and medical applications.

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

     The Company also manufactures the FH-Series of OEM marking-heads which, when configured with its laser, provide a fast and effective method of permanently marking parts with lot codes, serial number/date information and bar codes. The FH-Series "Index" is ideal for stationary marking applications while the "Tracker" version features the capability to mark both moving and stationary parts. The Company's WinMark software has been developed specifically for the FH-series marking heads, and is available in multiple language versions, to run on Windows (trademark) 95, 98, 2000 and Windows (trademark) NT. Launched in December 2001, Synrad's FH-Series "Smart" marking head allows users to build marking systems that can be operated without a PC. In 2006, Synrad released the FH Flyer, a high speed marking head with an onboard processor, and USB controller.

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

     The Company is recognized worldwide for its technology and its leadership in the market for laser scanning systems that require the highest accuracy and highest speed beam steering and positioning for industrial, medical, scientific, military and academic applications and environments. The strong growth of scanner sales is fueled by the Company's R&D commitment to advancing optical scanner technology and the enabling of new OEM applications in the laser systems market. In 2005 and 2006, the Company advanced its highest performance product line of Optical Scanners to the newly patented model 6200H product line which provides higher levels of laser scanning speed that has enabled volume application growth in the above markets. These have set new standards for scanning and application performance and extended the product line with its new model 6260H for high speed laser welding. In addition the Company extended its line of value-added product offerings with a new higher speed and higher accuracy version of its industry leading DC900 State Space DSP Servo and its first digital controller products with the model EC1000 Ethernet-based Digital Embedded Controller for both its current customer base and to open new subsystem markets. The Company's other major galvanometer product line is its' exclusive Moving Coil Optical Scanner line with its patented capacitive position detection, whose design was pioneered by Cambridge for applications requiring the highest levels of scanning accuracy. In addition, the Company today offers a more extensive line of high performance analog and digital servo electronics products along with other value-added products such as a wide range of optics from uV to iR and mounts for complete scanning subassemblies and solutions.


High Power Solid-State Lasers and Ultrafast Lasers
...................................................

     The Company designs, manufactures and markets solid-state lasers for science, industry and OEM uses at Quantronix, which is located in E. Setauket, NY. On a worldwide basis, scientific lasers (used by chemists, biologists, physicists and engineers) represent one of the most stable and long-established laser markets. In this market, end-users are generally familiar with the various product specifications, features and reliability, which are the major factors in choosing between competing products.

     The Company's current line of scientific products includes the "Integra C", "Integra E", "Integra I" and "Odin II" Series of Ultrafast Amplifiers and High Power Green lasers that include the "Falcon" and "Darwin" series. The Company's Ultrafast Amplifiers incorporate a material called Titanium-doped Sapphire ("Ti:Sapphire"), which has created opportunities for a greater volume of research than previous laser materials. Ultrafast Amplifiers deliver high-energy short pulses on a femtosecond (one quadrillionth of a second) or picosecond (one trillionth of a second) time scale. These short pulses enable the investigation of a wide range of physical, chemical and biological phenomena.

     The Company's scientific systems utilize Nd:YLF lasers to produce high-energy pulses at a rate of 1 kHz (1,000 pulses per second). These pulses drive the Ti:Sapphire Amplifier that pump other optical systems such as optical parametric amplifiers, (also marketed by Quantronix), which deliver tunable light from ultraviolet to infrared regions of the spectrum. In 2006, the Company expanded its Integra-C line of amplifiers to include systems with higher energies and shorter pulse durations.
The Company has also used its experience designing software controlled scanning beam delivery systems for industrial applications to deliver ultrafast material processing systems with integrated scanning beam delivery optics. In addition, the Company released a higher energy, 25-mJ frequency-doubled Nd:YLF laser optimized for Ti:Sapphire pumping. Using this new technology, the Company further expanded its custom laser program for scientific applications by releasing an integrated 12-mJ, 35-fs pulsed laser using a cryogenically cooled Ti:Sapphire crystal.

     In 2006, the Company expanded its Darwin-Duo line of kilohertz Particle Image Velocimetry (PIV) lasers. These lasers are widely used in both scientific and industrial applications for studying high speed fluid flows. The Company's PIV lasers now cover economical 30-mJ versions for small area studies and up to 200-W high power systems for measuring large areas of turbulent flows such as in jet engines.

     The Company's industrial and OEM offerings consist of a variety of high power lamp pumped and diode pumped Nd:YVO4, Nd:YAG and Nd:YLF lasers, available in infrared, green, and ultraviolet wavelengths. These lasers are ideal for a wide range of marking and micromachining applications. The Company has expanded its Osprey series of air-cooled vanadate lasers to powers of more than 20 Watts in the infrared. The Company has also increased the Osprey's output power in the green and ultraviolet regions of the spectrum while maintaining the air-cooling and ease-of-use required by system integrators and industrial laser users.

     The Company has launched a series of 90-Watt, diode-pumped Nd:YAG lasers specifically designed for deep material penetration. Also, the Company released a new version of its "Design Commander' marking and engraving software to include features for deep engraving, more advanced marking features, and expanded laser controls as well as capabilities for ultrafast marking and micromachining. In addition to its lasers, the Company offers a variety of laser options and accessories such as power monitoring systems, beam delivery systems, laser energy controllers, pulse shapers and motorized apertures. These options are available with software drivers and can be integrated with any laser system.

High Energy Solid State Lasers
...............................

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

Continuum's scientific product offerings include the "Minilite" and "Surelite" product lines, a series of "single oscillator" self-contained laser systems that do not require external water cooling and offer turnkey performance in a compact package. For advanced higher energy lasers, the Company manufactures and sells the "Powerlite" series of lasers. The Precision II 8000 and Precision II 9000 and "Powerlite" Plus operate in oscillator/amplifier configurations that provide enhanced output energies with excellent beam quality. The Company's wavelength tunable product lines, the "Surelite" OPO, the "Panther"(Registered Trademark) EX OPO and the ND 6000 dye laser, produce laser light with wavelengths from 200 nm to 4500 nm, providing researchers with full wavelength coverage over the range of greatest interest for optical spectroscopy. 2006 was a year of activity in the high energy community, with key labs all over the world investing in upgrading their multiple TeraWatt laser systems with additional amplifiers to reach even higher energies. The Company designed a series of pump lasers with improved beam quality for this application and they have been well received.

     In 2004, the Company introduced "Inlite", the industrial YAG laser system, to meet the needs of users in industrial applications. The basic design features include an on-board microprocessor to manage laser head housekeeping functions, harmonic generators for 532 nm, 355 nm and 266 nm that fit inside the laser head, and Pyro detectors that can be added to control the laser in power mode or diagnose harmonics conversion efficiency. In 2005, the Company added the higher power Inlite III and a new integrated PIV platform. The Company also developed an interleaved, 500 Hz system with integrated control for generating X-rays for EUV lithography. In 2006, the Company focused on emerging OEM applications using this technology. We delivered a high energy YAG laser system for laser shock peening, as well as a version of the Inlite for ultrasonic defect inspection.

     Homeland security is driving a host of new industrial applications from remote sensing and measurement to a number of important spectroscopic techniques. Specific examples in the remote sensing area include atmospheric analysis of airborne contaminants and pollutants, Particle Image Velocimetry (PIV) for measuring fluid dynamic properties in gases and liquids, and laser range finding techniques for precise distance measurements and terrain mapping. The reliability and cost-effectiveness of Continuum's industrial lasers are also driving new applications in metals sorting, inspection and measurement, particle detection, laser shock peening and defect detection.

     The Company is also investing in developing intelligent systems for control and operation of all of our Inlite technology-based products.
We have developed a series of graphical user interfaces for the standard Inlite family, Inlite PIV and custom laser systems in glass and YAG. These have ranged from standard interfaces operating on a laptop or desktop computer to a Bluetooth (trademark) enabled wireless remote control. We will continue to move our products in this direction to improve functionality and ease of use.

     In addition to standard high energy laser products, the Company offers custom laser solutions to fit precise customer needs. These include mode-locked picosecond and long-pulse Nd:YAG lasers, chirped pulse amplification systems, Nd:glass macropulse systems, and Ti:Sapphire pump laser systems. Modular design and time proven reliability make these lasers flexible, versatile and easy to operate or upgrade. In 2006, the Company delivered a novel custom system that generates a beam that is spatially and temporally flat - the first of its kind. This laser has generated multiple orders from the high energy community, interested in amplifying laser pulses to the petawatt class. A derivative of this laser system that is flexible in pulse width has also generated repeat sales. We also completed the migration of our custom systems power supplies to the power supply technology of our Inlite products, including the development of a set of graphical user interfaces. Our customers now have complete control of these sophisticated laser systems within a convenient, full-featured, easy to use graphical user interface.

Optical Products
.................

     TOC, a subsidiary of the Company based in Oxnard, California, specializes in the manufacturing of custom precision optical components. TOC is an industry leader in the manufacturing of flying height test disks used in the disk drive industry. For more than 74 years, TOC has provided precision fabrication and coating services to meet demanding applications.

     The Company offers custom optics services which incorporate polishing optics to extreme flatness (better than 1/20 wave) with low surface roughness and difficult aspect ratios. The Company provides a complete range of thin film coatings in the UV-Visible-Near IR. This includes Edge Filters, Bandpass Filters, Hot Mirrors, Cold Mirrors, Beamsplitters, Neutral Density Filters, Enhanced Metallics, Polarizer's, Broadband AntiReflection Coatings, V Coats, High Reflectors, Dielectric and Metallic Mirrors and Scanning Mirrors. The substrates and coated components are used in various systems such as optical scanners, laser systems, professional motion picture cameras and a myriad of other industrial and scientific applications, as well as interferometry and research and development.

Light and Color Measurement
............................

     The Company is a world leader and innovator in high precision, state-of-the-art electro-optical instrumentation and systems, which are manufactured at Photo Research, the Company's Chatsworth, California subsidiary. Photo Research has delivered world-class light and color measurement solutions, serving the cathode ray tube ("CRT")/flat panel display ("FPD"), automotive, aerospace, lighting, motion picture, research and development and related industries for over 65 years.

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

     The Company has developed many industry standards, such as Spectra? Pritchard Optics, utilized in astronomical and star-simulation measurements. The Company is also instrumental in supporting standards for organizations including VESA, ISO and SAE.

          In 2006, the Company introduced three new products; the PR-655 SpectraScan Colorimeter, the PR-670 four aperture Spectroradiometer and the PR-680 SpectraDuo (patent pending).

     The new PR-655 replaces the PR-650 with a plethora of enhancements. For nearly 15 years, the PR-650 has been the most widely used spectroradiometer. The PR-655 utilizes a fast-scanning 128 detector element spectrometer with a spectral resolution of 3.13 nm per pixel. The PR-670 instrument utilizes a fast-scanning 256 detector element spectrometer with a spectral resolution of 1.56 nm per pixel and is supplied with four automated measuring apertures and an automated measure shutter. These devices are used in a myriad of industries and applications. Some of these applications include motion picture, digital cinema post-production, display, LED, automotive, aerospace, projector, lighting and mobile phone manufacturers for R&D and for quality control. In the medical field they are used in applications from measuring the color of teeth, to measuring brain wave patterns, to diagnosing Anemia by measuring the color of the eye. They are also used by toothpaste and dental prosthetic manufacturers, universities and colleges, neurologists and psychologists and the National Institute of Health.

     The PR-680 SpectraDuo marks the beginning of a new era in light measurement. This unique patent pending, battery powered portable instrument is the first and only combined fast-scanning 256 detector element spectroradiometer and PMT based photometer on the market. The PR-680 has three operating modes: as a fast scanning spectroradiometer (like the PR-670), as a highly sensitive photometer (like the PR-880) and an auto Select mode which automatically selects between detectors based on the available signal. Prior to the introduction of this instrument, display manufacturers had to use two instruments, the PR-655 and the PR-880 in tandem to perform display luminance, color, contrast and screen brightness measurements.

     All three instruments described above feature full color touch screen LCD displays, Secure Digital (SD) card storage, Lithium-ion rechargeable batteries, USB ports and Bluetooth wireless communication. All three instruments can be also controlled via our SpectraWin software over the USB or Bluetooth interface or using text (ASCII) based commands (Remote Mode).

Marketing and Sales
....................

     The Company markets its products and services through several media sources in addition to the presentation of its product lines at domestic and international trade shows. The marketing and sales staff's efforts are enhanced by means of presentations and training at conferences, professional meetings, and through in-person and telephone sales and support calls. The Company also engages independent manufacturers' representatives for the sale of its products. Foreign sales of the Company's products are made primarily through foreign equipment distribution organizations, by representatives at:












                                 Sales
                 Relationship  Territory    Staff      Operations
                  to Company    Covered     Size     Located In/Near
                ........................................................
Excel Europe       German        Europe       92  Munich, Germany
                 Subsidiary                       Frankfurt, Germany
                                                  Ludwigsburg, Germany
                                                  Savigny sur Orge,
                                                    France
                                                  Milan, Italy
Excel Japan       Japanese       Japan        27  Tokyo, Japan
                 Subsidiary
Excel Asia        Malaysian  Southeast Asia   12  Penang, Malaysia
                 Subsidiary

Excel SouthAsia Joint Venture
                  in India     SouthAsia      54  Mumbai, India

     These subsidiaries engage in the business of marketing, distributing, installing, integrating and servicing laser systems (for industrial, semiconductor, scientific, and electronic products) manufactured at the Company's facilities in East Setauket, New York; Santa Clara, California; Orlando, Florida; and Mukilteo, Washington. In addition, they also provide spare parts for their installed base.

     Net sales for foreign and domestic operations by origin is as follows (in thousands):


                                         The year ended December 31,
                                            2006      2005      2004
                                         .........  ........  ........
Net sales and services to
  unaffiliated customers from:
    United Stated operations              $116,984  $ 98,997  $ 96,927
    European operations                     28,908    28,867    27,928
    Asian operations                         8,604     9,853    11,776
                                         .........  ........  ........
                                         $154,496   $137,717  $136,631
                                         .........  ........  ........
                                         .........  ........  ........

  The following table presents the Company's net sales and services by destination for the years ended December 31, 2006, 2005 and 2004 (in thousands):







                           2006             2005             2004
                      Dollars Percent  Dollars Percent  Dollars Percent
                     ........ ....... ........ ....... ........ .......
To U.S. Customers    $ 57,713   37%   $ 53,793   39%   $ 50,907   37%
To Non-U.S. Customers  96,783   63%     83,924   61%     85,724   63%
                     ........ ....... ........ ....... ........ .......
TOTAL                $154,496  100%   $137,717  100%   $136,631  100%
                     ........ ....... ........ ....... ........ .......
                     ........ ....... ........ ....... ........ .......

     Of the net sales and services to non-U.S. customers above, net sales and services to customers in Germany accounted for approximately $20.1 million, $19.8 million and $17.8 million of total consolidated net sales and services for 2006, 2005, and 2004, respectively, and net sales and services to customers in Japan accounted for approximately $17.0 million, $15.3 million and $19.1 million of total consolidated net sales and services for 2006, 2005 and 2004, respectively. No other individual foreign country accounted for more than 10% of total consolidated net sales and services in 2006, 2005 or 2004.

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

Research and Development
.........................

     Due to the intense competition and rapid technological change in the photonics industry, and specifically for laser and optical products, the Company believes that it must continue to improve and refine its existing products and systems and develop new applications for its technology. Research and development expenses for the years ended December 31, 2006, 2005, and 2004 were $14.5 million, $14.5 million, and $13.7 million, respectively.

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

     The Company's marking/engraving systems compete primarily with those manufactured by Rofin-Sinar, Electrox, Foba, Laservall, SEI s.p.A., Cheval Frere, Fotona, E.O. Technics, Trumpf-Haas, IPG Photonics and Hans Laser. These products are subject to intense price competition in recent years.

     The Company's laser micro-machining and automation systems compete primarily with GSI Lumonics, Rofin-Sinar, Electro Scientific Industries and other specialized systems manufacturers.

     Competition for sealed carbon dioxide lasers comes from Coherent (Bloomfield, CT), Rofin (Hull, UK), ULS (Scottsdale, AZ), and GSI
Lumonics (Rugby, UK).

     In the optical scanner market, GSI Lumonics is a significant competitor of the Company and there are a number of other small competitors in the international markets.

     The Company's scientific and industrial solid-state laser products face a number of competing product lines from Spectra-Physics, Coherent, Clark-MXR, Femtolaser, Thales Laser, Rofin-Sinar, GSI Lumonics and Cyber Laser.

     Competition for the high energy solid state laser products comes from New Wave Research, Quantel Lasers and Big Sky Lasers, Spectra-Physics, Thales Laser, Amplitide, GSI Lumonics, Litron and Ekspla.

     In light and color measurement, the major competitor to the Company's Spectra product is Minolta. Topcon is the prime competitor to the Pritchard line. In video-based products, the company's video photometer is utilized to characterize new display technologies, with Radiant Imaging as its key competitor.

Backlog
........

     As of December 31, 2006, the Company had a backlog of firm orders of approximately $36.0 million as compared to a backlog of $33.0 million as of December 31, 2005. The Company believes that the current backlog will be filled during the present fiscal year. Historically, backlog is shipped within 90 days from the order date.

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

Employees
..........

     As of December 31, 2006, the Company had 704 full-time employees consisting of 2 executive officers; 22 subsidiary executive officers; 223 scientists, engineering and technical personnel; and 456 manufacturing, administrative, sales support and finance personnel. The Company believes that its relations with its employees are satisfactory. None of the Company's employees is represented by a union.

Financial Information About Foreign and Domestic Operations and Export
.......................................................................
Sales
......

     Net sales and services to customers in the domestic U.S. amounted to approximately $57.7 million, $53.8 million and $50.9 million for the years ended December 31, 2006, 2005, and 2004, respectively
(approximately 37%, 39% and 37% of total net sales and services, respectively).

     For the years ended December 31, 2006, 2005, and 2004, the Company had net sales and services to customers in foreign countries amounting to approximately $96.8 million, $83.9 million and $85.7 million, respectively (approximately 63%, 61% and 63%, of total net sales and services, respectively). These sales included sales by Excel Europe, Excel Asia, Excel Japan, and Excel SouthAsia JV, the Company's foreign subsidiaries. Excel Europe buys laser systems, spare parts and related consumable materials from Quantronix, Baublys-Control Laser and Synrad for resale to European and other foreign customers, and also furnishes field repair services. Excel Asia primarily engages in the business of marketing, selling, distributing, integrating and servicing Quantronix and Baublys-Control Laser products in Southeast Asia. Excel Japan engages in the business of marketing, selling, distributing, integrating and servicing Quantronix and Continuum products in Japan. Excel SouthAsia JV focuses on the business of marketing, sales, installation, applications and service of Quantronix, Baublys-Control Laser and CSI products in South Asia. See Note 13 of the "Notes to Consolidated Financial Statements."

     The carrying amounts of long-lived assets held by the Company's foreign subsidiaries (Excel Europe, Excel Asia , Excel Japan and Excel SouthAsia JV) at December 31, 2006, 2005 and 2004 primarily include property, plant and equipment and goodwill whose combined carrying amounts were approximately $8.1 million, $7.1 million and $7.0 million, respectively. The carrying amounts of the aforementioned long-lived assets held by the Company's domestic subsidiaries at December 31, 2006, 2005 and 2004 were approximately $49.7 million, $50.5 million and $51.8 million, respectively.

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

Safe Harbor For Forward-Looking Statements Under the Securities
Litigation
.........................................................................
...
Reform Act of 1995
...................

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

     Dependence on Foreign Sales. A significant amount of the Company's product sales are made to customers outside the United States. These sales are subject to the normal risks of foreign operations, such as:

         -  Currency fluctuations
         -  Protective tariffs
         -  Trade barriers and export/import controls
         -  Transportation delays and interruptions
         - Reduced protection for intellectual property rights in some countries
         -  The impact of recessionary foreign economies
         -  Longer receivable collection periods

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

     Manufacturing. The Company assembles its products at its various facilities in the United States and Germany. If use of any of the Company's manufacturing facilities were interrupted by natural disaster or otherwise, the Company's operations could be negatively affected until the Company could establish alternative production and service operations. In addition, the Company may experience production difficulties and product delivery delays in the future as a result of:

         -  Changing process technologies
         -  Ramping production
         -  Installing new equipment at its manufacturing facilities
         -  Shortage of key components

     Financial Performance. The Company's operating results may vary in the future as a result of a number of factors, including:

         -  Changes in technology
         -  New competition
         -  Economic conditions
         -  Customer demand
         -  A shift in the mix of the Company's products
         -  A shift in sales channels
         - The market acceptance of new or enhanced versions of the Company's products
         - The timing of introduction of other products and technologies
         -  Any cancellation or postponement of orders
         -  Any charges to earnings associated with the foregoing

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

Lexington, Massachusetts
.........................
     Cambridge leases a 33,339 square foot building in Lexington, Massachusetts and an office in Auburn, California from unaffiliated landlords for manufacturing operations, administrative and sales offices. The leases expire in December 2016 and May 2007, respectively, at an average aggregate annual rent of approximately $566 thousand.

Chatsworth, California
.......................
     Photo Research owns and occupies a 22,000 square foot building in Chatsworth, California used for manufacturing operations and administrative offices.

Mukilteo, Washington
.....................
     Synrad owns and occupies a 63,000 square foot building in Mukilteo, Washington used for its administrative offices and manufacturing operations.




Santa Clara, California
........................
     Continuum leases a 47,000 square foot building from an unaffiliated landlord for manufacturing purposes, at an annual rent of approximately $240 thousand. The lease is for a five-year period ending in December 2008.

Europe
.......

Darmstadt, Germany
...................
     Excel Europe and its division Quantronix Europe lease approximately 7,800 square feet of office space in Darmstadt, Germany, which it uses for sales, marketing and services. The space is leased from an unaffiliated landlord at an average annual rent of approximately ? 84 thousand. The lease expires in December 2009.

Munich, Germany
................
     Excel Europe maintains a satellite office in Munich, Germany, for Synrad's European sales, marketing and service operation. The office occupies approximately 7,800 square feet of space. The space is leased from an unaffiliated landlord, at an average annual rent of approximately 74 thousand euros. The lease expires in December 2008.

Ludwigsburg, Germany
.....................
     Baublys-Control Laser operates out of a 22,500 square foot facility located in Ludwigsburg, Germany, which houses its sales and marketing, research and development, manufacturing and services operations and executive offices. The facility is leased from an unaffiliated landlord at an average annual rent of approximately ? 146 thousand. The lease expires in June 2008.

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



Northumberland, United Kingdom
...............................
     DGE operates out of a facility located in Northumberland, England, which it uses for sales and marketing, manufacturing and administrative offices. The lease provides approximately 4,000 square feet of space from an unaffiliated landlord at an approximate annual rent of 18 thousand GBP. The lease expires in February 2010.

Asia
.....

Penang, Malaysia
.................
     Excel Asia leases a 7,597 square foot facility in Penang Free Industrial Zone, Penang, Malaysia and a sales office in Kuala Lumpur, Malaysia from unaffiliated landlords. The buildings are utilized as a regional operations hub which houses the administrative offices, the light repair and integration services, technical and support offices, as well as applications laboratories for regional support. The annual rent is approximately $40 thousand. The leases expire in December 2008 and March 2007.

Tokyo, Japan
.............
     Excel Technology Japan leases approximately 5,500 square feet of facilities in Tokyo, Japan from unaffiliated landlords. The spaces house all its operations, administration and sales and marketing and a warehouse. The annual rent is approximately $150 thousand. The leases expire in September 2008 and October 2008.

Mumbai, India
..............
     Excel SouthAsia JV owns and occupies a 16,769 square foot building in Mumbai, India. Sales offices, service and repair centers, and a laser applications laboratory are all contained within this facility.

Colombo, Sri Lanka
...................
     Excel Technology-Lanka leases a 4,500 square foot office in Colombo, Sri Lanka from an unaffiliated landlord. This space houses our operations to support our internal use software development activities. The annual rent is approximately $19 thousand. The lease expires in April 2008.


ITEM 3.  LEGAL PROCEEDINGS

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

     The Company's Annual Meeting of Stockholders was held on December 6, 2006. At the Meeting:

     (i) The following persons were elected as directors of the Company, to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified, each receiving the number of votes set forth opposite their names:

                                          FOR             WITHHELD
                                       .........          ........
              J. Donald Hill           9,883,395          259,936
              Antoine Dominic          9,714,430          428,901
              Steven Georgiev          9,424,796          718,535
              Ira J. Lamel             9,598,924          544,407
              Donald E. Weeden         9,597,132          546,199

     (ii) The appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ending December 31, 2006 was ratified, with 10,096,963 shares voting in favor of the appointment, 39,123 shares voting against, and 7,244 shares abstaining from voting.

     (iii) The Company's 2006 Stock Option / Stock Issuance Plan was ratified and approved, with 5,674,181 shares voting in favor of the plan, 1,054,356 shares voting against, 21,746 shares abstaining from voting and 3,393,048 shares unvoted.

     (iv) The Company's 2006 Annual Incentive Compensation Plan for Key Executives was ratified and approved, with 9,954,552 shares voting in favor of the plan, 152,912 shares voting against, and 35,865 shares abstaining from voting.

PART II
........

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

     The Company's Common Stock trades on the NASDAQ National Market System under the symbol "XLTC." The following table sets forth the high and low closing sales prices reported on the NASDAQ for the Common Stock for the periods indicated.





                     Year ended:       High       Low

               December 31, 2006
                    First Quarter     $29.95     $23.86
                    Second Quarter    $29.92     $29.43
                    Third Quarter     $29.84     $28.90
                    Fourth Quarter    $29.64     $24.87

               December 31, 2005
                    First Quarter     $26.66     $21.04
                    Second Quarter    $27.21     $20.13
                    Third Quarter     $26.77     $22.44
                    Fourth Quarter    $26.49     $23.03

     As of February 15, 2007, there were approximately 623 holders of record of the Common Stock.

Dividend Policy

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

Issuer Purchases

     Effective November 1, 2006, the Company's Board of Directors authorized a stock buy-back program for the repurchase of up to 2,000,000 shares of its common stock. Purchases have occurred and will continue to occur from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. This program replaced the program that the Board of Directors had authorized in January 1998.

     A summary of the activity by month is as follows:

                                            Total number  Maximum Number
                                           of shares pur- of shares that
               Total number                chased as part   may yet be
                of shares    Average price  of publicly       purchased
                purchased      paid per    announced plan under the plan
Period        (In thousands)    share      (In thousands) (In thousands)
.............. .............. ............ ............... ..............
October 2006        0            N/A              0            1,211
November 2006      80          $25.72            80            1,920
December 2006       0            N/A                           1,920
Total              80                            80            1,920

Equity Compensation Plans

     The following table summarizes the Company's equity compensation plans as of December 31, 2006:



                                                           Number of securities
                                                             to be issued upon     Weighted average    Number of securities
                                                                exercise of        exercise price of   remaining available
                                                            outstanding options   outstanding options  for future issuance
Plan category                                                  (In thousands)                             (In thousands)
...........................................................  ....................  ...................  .....................
Equity compensation plans approved by security holders           1,299                $ 21.51                    760 <F1>
Equity compensation plans not approved by security holders           0                      0                      0
                                                                 .....                .......                   .....

Total                                                            1,299                $ 21.51                    760 <F1>

<F1>  Includes 750,000 shares which are available to be issued as restricted stock pursuant to the Company's 2006 Stock Option /
Stock Issuance Plan.


                        STOCK PERFORMANCE GRAPH

     The following chart compares the yearly percentage change in the cumulative total stockholder return on the Common Stock during the period from December 31, 2001 through December 31, 2006, with the cumulative total return on the S&P 500 and the Company Peer Group. The Company Peer Group is made up of the following 6 companies all of which are in the laser technology field: Coherent, Inc., Electro Scientific Industries, Inc., Rofin-Sinar Technologies, Inc., Spectranetics Corporation (The), Cymer, Inc. and GSI Lumonics, Inc.



              Comparison of 5 Year Cumulative Total Return
    (Assumes Initial Investment of $100 & Reinvestment of Dividends)

                         2001    2002    2003    2004    2005    2006
                         ....   ......  ......  ......  ......  ......
EXCEL TECH INC           $100   102.82  188.84  149.42  136.66  147.08

S&P 500 Index -
 Total Return            $100    77.89  100.23  111.13  116.57  134.98

Peer Only                $100    81.69  120.81  109.29  122.23  135.23


ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of income data for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006 and 2005, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended December 31, 2003 and 2002, and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

     The following tables summarize (in thousands, except per share data) the Company's consolidated statement of income and balance sheet data. You should read this information together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

Statement of Income Data (in thousands, except per share data)

                                     Year Ended December 31,
                         ..............................................
                            2006     2005      2004      2003      2002
                         ........  ........  ........  ........  .......
Net sales and services   $154,496  $137,717  $136,631  $122,681  $94,513

Net income               $ 14,019  $ 15,208  $ 14,762  $ 11,318  $ 8,512

Net income per share
  Basic                     $1.16     $1.26     $1.23     $0.95    $0.72
  Diluted                   $1.12     $1.24     $1.20     $0.93    $0.71

Weighted average common
  and common equivalent
  shares outstanding
    Basic                  12,071    12,054    12,026    11,853   11,792
    Diluted                12,488    12,246    12,351    12,231   12,071

Balance Sheet Data (in thousands)
                                         As of December 31,
                            ............................................
                               2006     2005    2004     2003     2002
                            ........ ........ ........ ........ ........
Total assets                $181,979 $164,038 $152,478 $133,738 $118,724
Total liabilities           $ 18,254 $ 15,348 $ 16,477 $ 16,466 $ 16,467
Working capital             $110,548 $ 94,656 $ 80,006 $ 59,540 $ 44,765
Stockholders' equity        $163,725 $148,690 $136,001 $117,272 $102,257
Long-term liabilities       $  4,612 $  3,540 $  2,807 $    997 $    180

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

     The Company's revenues are generated from: 1) product sales, product upgrades and replacement part sales; 2) maintenance agreements; and 3) services. The Company's product lines principally consist of laser-based systems and electro-optical components used in a wide range of applications by different types of end-users and are often used as sub-assemblies required for end products manufactured by the customer. Revenue relating to these products is recognized upon transfer of title and risk of loss to the customer, which is generally the shipment date, assuming the other criteria of SAB 104 are met. If title and risk of loss do not pass to the customer until the product reaches the customer's delivery site, then recognition of revenue is deferred until that time. Related shipping and handling costs are included in cost of sales and services. With respect to maintenance agreements, revenue is recognized and customers are generally billed on a monthly or quarterly basis over the term of the agreement. When a customer pays an annual maintenance fee, it is recorded as deferred revenue and recognized as revenue ratably over the term of the agreement. For services rendered, customers are billed and revenues are recognized as the related services are performed. When a sales arrangement involves multiple elements, such as the sale of products that require installation, training or other services, the Company records deferred revenue for the fair value of the undelivered element and recognizes the revenue when the revenue recognition criteria for that element is met. Fair value is established for an element based on the price when the element is sold separately.

     The Company has entered into contracts to design, develop and produce laser systems to customer specifications. These contracts specify milestones and related progress billings and typically include terms that specify progress payments are non-refundable or the customer may terminate the contract for convenience, at which time the Company will be paid a percentage of the contract price that reflects the percentage of work performed to that date. Such contracts are accounted for in accordance with AICPA Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts," whereby revenue is recognized under the percentage-of-completion method with the extent of progress towards completion measured by the achievement of contractual milestones.

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

Inventories
............

     On a quarterly basis, the Company compares the amount of inventory on hand and under commitment with its latest forecasted requirements and historical usage or sales to determine whether write-downs for excess or obsolete inventory are required. Although the write-downs for excess or obsolete inventory reflected in the Company's consolidated balance sheet at December 31, 2006 and 2005 are considered adequate by the Company's management, there can be no assurance that these write-downs will prove to be adequate over time to cover ultimate losses in connection with the Company's inventory. In addition, the Company will reduce the carrying value of its finished goods inventory to net realizable value, if the selling price of the product is less than its cost.

Income Taxes
.............

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. As of December 31, 2006 and 2005, the Company has approximately $1.0 million and $1.8 million of net deferred tax liabilities, respectively, related principally to inventory basis differences and tax deductible goodwill amortization. Should future pretax book income and taxable income be considerably lower than projected, an increase to the valuation allowance may be required.

Recent Accounting Pronouncements
.................................

     In September 2006, the FASB issued FASB Staff Position AUG AIR-1, "Accounting for Planned Major Maintenance Activities" which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. Management has evaluated the new statement and has determined that it will not have a material affect on the Company's consolidated financial statements.

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. Management is evaluating the impact the adoption of this statement will have on the Company's consolidated financial statements.

     In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Any change in the net assets or liabilities recognized as a result of adopting the provisions of FIN 48 would be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for the Company for 2007. Management is evaluating the impact, if any, the adoption of FIN 48 will have on the Company's consolidated financial statements.

     In March 2006, the Emerging Issues Task Force ("EITF") issued EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross verses Net Presentation)." A consensus was reached that entities may adopt a policy of presenting sales taxes and other similar taxes in the income statement on either a gross (included in revenues and costs) or net (excluded from revenues) basis. If these types of taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. This Issue will not impact the method for recording these sales taxes in the Company's consolidated financial statements.

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


Results of Operations
......................

     The following table presents consolidated financial data for the years ended December 31, 2006, 2005 and 2004 (in thousands of dollars and as a percentage of total net sales and services).

                            2006             2005             2004
                     ................ ................ ................
                      Dollars Percent  Dollars Percent  Dollars Percent
                     ........ ....... ........ ....... ........ .......
Net Sales and
 Services            $154,496 100.0%  $137,717 100.0%  $136,631 100.0%

Cost of Sales and
 Services              85,602  55.4%    72,295  52.5%    72,723  53.2%
                     ........ ....... ........ ....... ........ .......

Gross Profit/Margin    68,894  44.6%    65,422  47.5%    63,908  46.8%

Operating Expenses:
 Selling and
  Marketing            18,745  12.1%    18,959  13.8%    18,850  13.8%
 General and
  Administrative       13,051   8.4%    12,448   9.0%    11,341   8.3%
 Research and
  Development          14,523   9.4%    14,477  10.5%    13,710  10.0%
 Merger Related and De-
  ferred Compensation   2,875   1.9%         0     0%         0     0%
                     ........ ....... ........ ....... ........ .......

Income from Operations 19,700  12.8%    19,538  14.2%    20,007  14.6%

Non-Operating Income      742   0.5%     1,133   0.8%       973   0.7%
                     ........ ....... ........ ....... ........ .......
Income before
 Provision for
 Income Taxes          20,442  13.3%    20,671  15.0%    20,980  15.4%

Provision for
 Income Taxes           6,423   4.2%     5,463   4.0%     6,218   4.6%
                     ........ ....... ........ ....... ........ .......
Net Income           $ 14,019   9.1%  $ 15,208  11.0%  $ 14,762  10.8%
                     ........ ....... ........ ....... ........ .......
                     ........ ....... ........ ....... ........ .......

Net Sales and Services
.......................

     Net sales and services for 2006 increased to $154.5 million from $137.7 million in 2005, an increase of $16.8 million or 12.2%. Net sales and services for 2005 increased to $137.7 million from $136.6 million in 2004. Sales of CO2 lasers, scanners, marking systems and high energy solid-state laser systems were the primary contributors towards our increase in sales from 2005 to 2006. The increase from 2004 to 2005 of $1.1 million or 0.8% was attributable to increased sales of most product lines with the exception of scanners.


Gross Margins and Cost of Sales
................................

     Gross margins in 2006 were 44.6% compared to 47.5% in 2005. Cost of sales and services increased by $13.3 million or 18.4% to $85.6 million in 2006 from $72.3 million in 2005. The decrease in gross margins is due to the mix of products being sold, which have different levels of variable costs. Gross margins also vary from direct sales to distributor sales. In addition, the gross profit and margins were negatively affected in 2006 due to a higher provision for excess inventory for some discontinued product lines and lower margins associated with a newly introduced product during the initial phase of production. The increase in cost of sales and services from 2005 to 2006 is primarily attributable to the increased sales volume. Gross margins in 2005 were 47.5% compared to 46.8% in 2004. Cost of sales and services decreased by $428 thousand or 0.6% to $72.3 million in 2005 from $72.7 million in 2004. The increase in gross margins and the decrease in cost of sales and services from 2004 to 2005 are primarily attributable to the product mix.


Operating Expenses
...................

Selling and Marketing

     Selling and marketing expenses were $18.7 million in 2006 compared to $19.0 million in 2005 and $18.9 million in 2004. The decrease of $213 thousand or 1.1% from 2005 to 2006 was primarily attributable to lower costs associated with a reduced sales force due to loss of personnel while the terminated merger with Coherent was pending. Increased sales by distributors as contrasted to direct sales also reduced selling costs. The increase of $109 thousand or 0.6% from 2004 to 2005 was primarily attributable to the variable costs, such as commissions, associated with increased sales volume and our additional fixed costs associated with expanding our US and global sales and marketing efforts. Selling and marketing expenses as a percentage of sales were 12.1% in 2006 and 13.8% in 2005 and 2004. The decrease in selling and marketing expenses as a percentage of sales from 2005 to 2006 is primarily attributable to fixed personnel costs being absorbed by higher sales volume. Selling and marketing expenses as a percentage of sales remained the same in 2005 and 2004.

General and Administrative

     General and administrative expenses from 2005 to 2006 increased $602 thousand or 4.8% to $13.1 million. The increase is primarily attributable to higher bonus expense as a result of higher operating income. General and administrative expenses were $12.4 million in 2005 as compared with $11.3 million in 2004. The increase of $1.1 million or 9.8% from 2004 to 2005 was primarily attributable to a litigation settlement charge of $575 thousand and increased legal fees, primarily for the Dr. Phillips lease dispute litigation. General and administrative expenses as a percentage of sales decreased to 8.4% in 2006 as compared to 9.0% in 2005 and 8.3% in 2004. From 2005 to 2006,
general and administrative expense as a percentage of sales decreased due to an increased sales volume, as many general and administrative costs are fixed in nature and do not significantly fluctuate as sales volume changes. From 2004 to 2005, general and administrative expense as a percentage of sales increased as a result of an increase in expenses in 2005 from the lease dispute litigation, while the sales remained comparable for those periods.

Research and Development

     Research and development expenses in 2006 and 2005 were $14.5 million and in 2004 were $13.7 million. There was a small increase in research and development expenses of $46 thousand or 0.3% from 2005 to 2006. The increase of $767 thousand or 5.6% from 2004 to 2005 was primarily attributable to increased investments throughout our product lines, most notably the expansion of our development efforts in software embedded in our products, CO2 lasers, scanners, and high power solid state lasers.

Merger Related and Deferred Compensation Expenses

     Merger related and deferred compensation expenses for 2006 of $2.9 million consisted primarily of $1.4 million of deferred executive compensation, $1.0 million of compensation in lieu of option grants, and $500 thousand of bonus expense.

Other Income/Expense

     Interest income for 2006 was $2.5 million, as compared to $1.2 million in 2005 and $387 thousand in 2004. The increases in interest income of $1.4 million or 115.7% from 2005 to 2006 and $793 thousand or 205% from 2004 to 2005 are primarily due to the increase in the average investable cash balances. In addition, during 2006 and 2005 the average interest rates increased.

     Merger expenses of $2.2 million for 2006 were primarily for professional fees related to the terminated merger with Coherent, Inc. more fully described above and in note 2 to the consolidated financial statements.

     Other income, net for 2006 was $410 thousand, compared to $1 thousand in 2005 and $580 thousand in 2004. Other income in 2006 and 2004 includes $307 thousand and $621 thousand, respectively of foreign currency transaction gains. Other income in 2005 includes $77 thousand of foreign currency transaction losses. The foreign currency gains in 2006 and 2004 were primarily attributable to the recording of foreign currency exchange transaction gains at Excel Europe for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. domestic subsidiaries as a result of the decline in the value of the U.S. dollar against the Euro.

Provision for Income Taxes

     The provision for income taxes for 2006 was $6.4 million, compared to $5.5 million in 2005 and $6.2 million in 2004. The Company's effective tax rate was 31.4% for 2006, as compared to 26.4% in 2005 and 29.6% in 2004. In 2006, due to the non-deductibility of certain expenses, the reduction of a tax exposure liability due to a settlement in 2005 that did not reoccur in 2006 and investing in increased taxable versus non-taxable instruments, the Company's effective tax rate increased approximately 5 percentage points. The decrease of $755 thousand or 12.1% from 2004 to 2005 was primarily attributable to lower pre-tax income in 2005 combined with a lower effective tax rate. The decrease in the Company's effective tax rate from 2004 to 2005 is primarily due to an increase in tax-exempt investment income and $655 thousand for the settlement of income tax contingencies for less than the amount previously accrued.

Liquidity and Capital Resources
................................

Cash Flow Overview
...................

     Cash and investments increased $12.8 million during the year 2006 to $63.1 million. The increase during the year was primarily due to the net cash provided by operating activities of $15.3 million partially offset by net cash used for capital expenditures of $2.0 million and cash used for financing activities of $573 thousand. The Company also experienced a favorable foreign exchange effect on cash and equivalents of $74 thousand in 2006. As of December 31, 2006 the Company had no bank debt.

     Net cash provided by operating activities was $15.3 million for the year ended December 31, 2006 and $12.7 million for the year ended December 31, 2005, which was primarily attributable to net income plus the depreciation and amortization expenses, offset partially by net changes in working capital items, primarily accounts receivable, inventory, accounts payable and other accrued expenses. Depreciation and amortization for the year ended December 31, 2006 was $2.7 million. Accounts receivable at December 31, 2006 of $22.7 million decreased $163 thousand from December 31, 2005 due to increased focus on collections in 2006. Inventory at December 31, 2006 of $34.9 million increased $4.6 million from December 31, 2005 due to the higher average sales volume for 2006 and higher backlog at December 31, 2006. Accounts payable at December 31, 2006 of $6.4 million increased $1.6 million from December 31, 2005 due to the timing of payments. Accrued expenses and other current liabilities at December 31, 2006 of $6.9 million increased $1.0 million primarily as a result of an increase in accrued bonuses of $1.1 million, partially offset by decreases in other liabilities.

     Net cash used in investing activities of $21.2 million for the year ended December 31, 2006 was attributable to the purchase of short-term auction rate notes for $19.2 million, purchase of property, plant and equipment for $2.3 million offset partially by the proceeds from the sale of equipment of $354 thousand. Net cash used in investing activities of $6.8 million for the year ended December 31, 2005 was primarily attributable to the purchase of short-term auction rate notes for $3.6 million and equipment for $3.3 million.

     Net cash used in financing activities of $573 thousand for the year ended December 31, 2006 was primarily attributable to the repurchase of common stock for $2.0 million, offset by $655 thousand of proceeds received upon the exercise of employee stock options and an $816 thousand income tax benefit from employee stock option exercises. Net cash provided by financing activities of $41 thousand for the year ended December 31, 2005 was from the proceeds received upon the exercise of employee stock options.

     As of December 31, 2006, the Company has working capital of $110.5 million including cash and investments of $63.1 million, compared to working capital of $94.7 million including cash and investments of $50.3 million at December 31, 2005. The working capital increased by $15.8 million and cash and investments increased by $12.8 million during the year ended December 31, 2006.

     As of December 31, 2006, the Company's contractual obligations were as follows (in thousands):

Contractual Obligations               Payments Due by Period
                             Less than  1 - 3   3 - 5  More than
                       Total  1 Year   Years   Years    5 Years
                      ..................................................
Operating Leases      $8,706  $1,880    $2,393      $1,263       $3,170

Line of Credit

     As of December 31, 2006, the Company has no lines of credit.

Stock Repurchases

     Repurchases of the Company's common stock have occurred from time to time in the open market. The following table presents stock repurchase activity during the last three fiscal years under programs authorized by the Board of Directors, disclosing total shares repurchased under each program and the associated cost. Upon authorization of each new stock repurchase program, the former program is superseded and replaced. The current repurchase program has no set expiration date. In addition to shares purchased in the open market under the buy-back program, the Company may also purchase shares of common stock in privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof.

                                          (in thousands)
Year Ended December 31,           2006         2005         2004
........................       ............. ............ ...........
                              Shares  Cost  Shares Cost  Shares Cost
                              ...... ...... ...... ..... ...... ....

Stock repurchase programs:
2 million, authorized
  January 1998                   0   $    0   0   $   0    0   $   0
2 million, authorized
  November 2006                 80   $2,044   0   $   0    0   $   0
                              ...... ...... ..... .....  ..... .....
Total stock repurchases         80   $2,044   0   $   0    0   $   0
                              ...... ...... ..... .....  ..... .....
                              ...... ...... ..... .....  ..... .....

     The Company intends to continue to invest in support of its growth strategy. These investments aid in retaining and acquiring new customers, expanding the Company's current product offerings and further developing its operating infrastructure. The Company believes that current cash and investments will be sufficient to meet these anticipated cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and investments and those that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or secure lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available, on terms that are acceptable to the Company or at all.


Selected Quarterly Financial Data
..................................

Unaudited quarterly financial data (in thousands, except per share amounts) for 2006 and 2005 is summarized as follows:

                                                    2006                                              2005
                              .................................................  .................................................
                                 Q1        Q2        Q3        Q4        YEAR       Q1        Q2        Q3        Q4       YEAR
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
                                                                                                                         <C
Net sales and services        $36,325   $39,530   $40,299   $38,343   $154,496   $30,215   $33,296   $37,842   $36,364   $137,717
Cost of sales and services     19,056    21,484    22,350    22,713     85,602    16,192    17,073    19,803    19,227     72,295
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........
Gross profit                   17,269    18,046    17,949    15,630     68,894    14,023    16,223    18,039    17,137     65,422
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........
Operating expenses:
  Selling and marketing         4,776     4,965     4,611     4,393     18,745     4,349     4,718     5,027     4,865     18,959
  General and administrative    2,895     3,070     3,724     3,362     13,051     3,233     2,727     3,536     2,952     12,448
  Research and development      3,625     3,655     3,527     3,716     14,523     3,336     3,755     3,757     3,629     14,477
  Merger related and deferred
    compensation expenses           0         0     2,875         0      2,875         0         0         0         0          0
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........

                               11,296    11,690    14,737    11,471     49,194    10,918    11,200    12,320    11,446     45,884
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........

Income from operations          5,973     6,356     3,212     4,159     19,700     3,105     5,023     5,719     5,691     19,538
Non-operating (expenses)
  income:
    Interest income               435       581       755       774      2,545       183       274       337       386      1,180
    Minority interest             (3)      (10)      (28)        22       (19)         0         0      (34)      (12)       (48)
    Merger expenses             (838)   (1,146)     (210)         0    (2,194)         0         0         0         0          0
    Foreign currency gains
      (losses) and other
      income, net                 120       165      (15)       140        410       155         5      (58)     (103)          1
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........
Income before provision for
  income taxes                  5,687     5,946     3,714     5,095     20,442     3,443     5,302     5,964     5,962     20,671
Provision for income taxes      1,820     1,956     1,226     1,421      6,423       930     1,313     1,610     1,610      5,463
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........

Net income                    $ 3,867   $ 3,990   $ 2,488   $ 3,674   $ 14,019   $ 2,513   $ 3,989   $ 4,354   $ 4,352   $ 15,208
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........

Basic income per common share $  0.32   $  0.33   $  0.21   $  0.30   $   1.16   $  0.21   $  0.33   $  0.36   $  0.36   $   1.26
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........
Weighted average common
  shares outstanding           12,060    12,066    12,066    12,089     12,071    12,053    12,054    12,054    12,054     12,054
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........
Diluted income per
  common share                $  0.31   $  0.32   $  0.20   $  0.30   $   1.12   $  0.21   $  0.33   $  0.36   $  0.36   $   1.24
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........
Weighted average common and
  common equivalent shares
  outstanding                  12,614    12,531    12,522    12,437     12,488    12,235    12,237    12,259    12,254     12,246
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........
                              .......   .......   .......   .......   ........   .......   .......   .......   .......   ........





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

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall investing strategies. The Company's investment portfolios consist primarily of cash and investments, with carrying amounts approximating market value. Assuming year-end 2006 cash and investment levels, a one-point change in interest rates would have an approximate $631 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represented approximately 63% of total net sales and services in 2006, 61% in 2005 and 63% in 2004. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company's net sales and services denominated in foreign currencies represented approximately 24% of its total net sales and services in 2006, 28% of its total net sales and services in 2005 and 29% in 2004. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains and (losses) included in determining consolidated results of operations were $307 thousand, $(77) thousand and $621 thousand in 2006, 2005 and 2004, respectively.

     Changes in the Euro and Yen have the largest impact on the Company's operating profits. The Company estimates that a 10% change in foreign exchange rates would not materially impact reported operating profits.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements and supplementary data follow on pages 33 to 54.



                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES

            Index to Consolidated Financial Statements and
          Financial Statement Schedule filed with the Annual
                  Report of the Company on Form 10-K
                 For the Year ended December 31, 2006.

                                                                    Page
                                                                    ....
Reports of Independent Registered Public Accounting Firm             33

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 2006 and 2005     35

    Consolidated Statements of Income for the years
    ended December 31, 2006, 2005 and 2004                           36

    Consolidated Statements of Stockholders' Equity
    and Comprehensive Income
for the years ended December 31, 2006, 2005 and 2004                 37

Consolidated Statements of Cash Flows for the years
ended December 31, 2006, 2005 and 2004                               38

Notes to Consolidated Financial Statements                           39


Consolidated Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts                      54

.........................

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.






















Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Excel Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Excel Technology, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Technology, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Excel Technology, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP


Melville, New York
February 16, 2007




Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Excel Technology, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Excel Technology, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Excel Technology, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Excel Technology, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Also, in our opinion, Excel Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Excel Technology, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 16, 2007 expressed an unqualified opinion on those consolidated financial statements.


/s/  KPMG LLP

Melville, New York
February 16, 2007


                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                      December 31, 2006 and 2005
               (In thousands, except per share amounts)


                                                       2006      2005
                                                     .......  .........
Assets
.......
Current assets:
  Cash                                              $   9,903  $  16,303
  Investments                                          53,220     34,000
  Accounts receivable, less allowance
    for doubtful accounts of $784 and $810
    in 2006 and 2005, respectively                     22,716     22,879
  Inventories                                          34,906     30,269
  Deferred income taxes                                 2,131      1,660
  Other current assets                                  1,314      1,353
                                                    .........  .........
      Total current assets                            124,190    106,464
                                                      .......  .........
Property, plant and equipment                          25,503     25,983
Other assets                                              391        158
Goodwill                                               31,895     31,433
                                                    .........  .........
Total Assets                                        $ 181,979  $ 164,038
                                                    .........  .........
                                                    .........  .........

Liabilities and Stockholders' Equity
.....................................
Current liabilities:
  Accounts payable                                  $   6,386  $   4,829
  Accrued expenses and other current liabilities        6,902      5,882
  Income taxes payable                                    354      1,097
                                                    .........  .........
      Total current liabilities                        13,642     11,808
                                                    .........  .........

Deferred income taxes                                   3,171      3,492
Accrued deferred compensation                           1,375          0
Minority interest in subsidiary                            66         48

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                    0          0
  Common stock, par value $.001 per share:
    20,000 shares authorized, 12,088 and 12,055
    shares issued and outstanding in 2006 and 2005,
    respectively                                           12         12
  Additional paid-in capital                           49,161     49,621
  Retained earnings                                   111,602     97,583
  Accumulated other comprehensive income                2,950      1,474
                                                    .........  .........

      Total stockholders' equity                      163,725    148,690
                                                    .........  .........
Total Liabilities and Stockholders' Equity          $ 181,979  $ 164,038
                                                    .........  .........
                                                    .........  .........


See Accompanying Notes to Consolidated Financial Statements.


                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                   Consolidated Statements of Income
              Years ended December 31, 2006, 2005 and 2004
                (In thousands, except earnings per share)


                                              2006      2005      2004
                                            ........  ........  ........

Net sales and services                      $154,496  $137,717  $136,631
Cost of sales and services                    85,602    72,295    72,723
                                            ........  ........  ........
Gross profit                                  68,894    65,422    63,908
Operating expenses:
  Selling and marketing                       18,745    18,959    18,850
  General and administrative                  13,051    12,448    11,341
  Research and development                    14,523    14,477    13,710
  Merger related and deferred
    compensation expenses                      2,875         0         0
                                            ........  ........  ........
                                              49,194    45,884    43,901
                                            ........  ........  ........
Income from operations                        19,700    19,538    20,007

Non-operating income (expenses):
  Interest income                              2,545     1,180       387
  Minority interest                             (19)      (48)         6
  Merger expenses                            (2,194)         0         0
Foreign currency gains and other income, net     410         1       580
                                            ........  ........  ........

Income before provision for income taxes      20,442    20,671    20,980
Provision for income taxes                     6,423     5,463     6,218
                                            ........  ........  ........
Net income                                  $ 14,019  $ 15,208  $ 14,762
                                            ........  ........  ........
                                            ........  ........  ........

Basic income per common share                  $1.16     $1.26     $1.23
                                            ........  ........  ........
                                            ........  ........  ........
Weighted average common shares outstanding    12,071    12,054    12,026
                                            ........  ........  ........
                                            ........  ........  ........

Diluted income per common share                $1.12     $1.24     $1.20
                                            ........  ........  ........
                                            ........  ........  ........
Weighted average common and
  common equivalent shares outstanding        12,488    12,246    12,351
                                            ........  ........  ........
                                            ........  ........  ........


See Accompanying Notes to Consolidated Financial Statements.


                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Income
               Years ended December 31, 2006, 2005 and 2004
                             (In thousands)

                                                                                           Accumulated
                                                                    Additional               Other
                    Preferred Stock   Common Stock   Treasury Stock   Paid-In   Retained  Comprehensive            Comprehensive
                     Shares Amounts  Shares  Amounts Shares Amounts   Capital   Earnings     Income       Total       Income
                    ....... ....... ........ ....... ...... ....... ........... ......... ............. .......... .............

Balances at
  December 31, 2003       0    $ 0    11,943    $ 12      0     $ 0    $ 47,514  $ 67,613      $ 2,133   $ 117,272
Exercise of common
  stock options           0      0       110       0      0       0       1,108         0            0       1,108
Tax benefit from
  employee stock
  option exercises        0      0         0       0      0       0         951         0            0         951
Net income
  for the year            0      0         0       0      0       0           0    14,762            0      14,762    $  14,762
Foreign currency
  translation
  adjustment              0      0         0       0      0       0           0         0        1,908       1,908        1,908
                                                                                                                    ...........
Comprehensive
  income                  0      0         0       0      0       0           0         0            0           0    $  16,670
                    ....... ....... ........ ....... ...... ....... ........... ......... ............. ..........  ...........
                                                                                                                    ...........
Balances at
  December 31, 2004       0      0    12,053      12      0       0      49,573    82,375        4,041     136,001
Exercise of common
  stock options           0      0         2       0      0       0          41         0            0          41
Tax benefit from
  employee stock
  option exercises        0      0         0       0      0       0           7         0            0           7
Net income
  for the year            0      0         0       0      0       0           0    15,208            0      15,208    $  15,208
Foreign currency
   translation
   adjustment             0      0         0       0      0       0           0         0      (2,567)     (2,567)      (2,567)
                                                                                                                    ...........
Comprehensive
  income                  0      0         0       0      0       0           0         0            0           0    $  12,641
                    ....... ....... ........ ....... ...... ....... ........... ......... ............. ..........  ...........
                                                                                                                    ...........
Balances at
  December 31, 2005       0      0    12,055      12      0       0      49,621    97,583        1,474     148,690
Exercise of common
  stock options           0      0       113       0      0       0         655         0            0         655
Tax benefit from
  employee stock
  option exercises        0      0         0       0      0       0         816         0            0         816
Stock compensation
  expense                 0      0         0       0      0       0         113         0            0         113
Repurchases of
  common stock            0      0         0       0   (80) (2,044)           0         0            0     (2,044)
Retirement of
  treasury stock          0      0      (80)       0     80   2,044     (2,044)         0            0           0
Net income
  for the year            0      0         0       0      0       0           0    14,019            0      14,019    $  14,019
Foreign currency
  translation
  adjustment              0      0         0       0      0       0           0         0        1,476       1,476        1,476
                                                                                                                     ...........
Comprehensive
  income                  0      0         0       0      0       0           0         0            0           0    $  15,495
                    ....... ....... ........ ....... ...... ....... ........... ......... ............. ..........  ...........
                                                                                                                    ...........
Balances at
  December 31, 2006       0    $ 0    12,088    $ 12      0     $ 0    $ 49,161  $111,602      $ 2,950   $ 163,725
                    ....... ....... ........ ....... ...... ....... ........... ......... ............. ..........
                    ....... ....... ........ ....... ...... ....... ........... ......... ............. ..........


See Accompanying Notes to Consolidated Financial Statements.


                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
              Years ended December 31, 2006, 2005 and 2004
                             (In thousands)

                                                 2006      2005      2004
                                              ........  ........  ........
Operating activities:
Net income                                    $ 14,019  $ 15,208  $ 14,762
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Minority interes                                 19        48       (6)
   Depreciation and amortization                 2,695     2,891     2,687
   Stock compensation expense                      113         0         0
   Tax benefit from employee stock
     option exercises                                0         7       951
   Excess income tax benefit from employee
     stock options                               (816)         0         0
   (Gain) loss on sale of equipment              (120)         7         0
   (Recovery) provision for doubtful accounts     (16)       252       297
   Deferred income taxes                         (792)       622     1,507
   Changes in operating assets and liabilities:
     Accounts receivable                           822   (4,534)     2,334
     Inventories                               (3,928)   (1,777)   (3,269)
     Other current assets                           85       282     (613)
     Other assets                                (507)     1,101     (480)
     Accounts payable                            1,422     (290)       362
     Accrued expenses and other
      current liabilities                          933   (1,088)   (2,425)
     Accrued deferred compensation               1,375         0         0
                                              ........  ........  ........
    Net cash provided by operating activities   15,304    12,729    16,107
                                              ........  ........  ........

Investing activities:
  Purchases of investments,
    net of redemptions                        (19,220)   (3,575)  (14,425)
  Purchases of property, plant and equipment   (2,339)   (3,272)   (1,392)
  Proceeds from the sale of equipment              354        18         0
                                              ........  ........  ........
    Net cash used in investing activities     (21,205)   (6,829)  (15,817)
                                              ........  ........  ........
Financing activities:
  Proceeds from exercise of common
    stock options                                  655        41     1,108
  Repurchases of common stock                  (2,044)         0         0
  Excess income tax benefit from
    employee stock options                         816         0         0
                                              ........  ........  ........
    Net cash (used in) provided by
      financing activities                       (573)        41     1,108
                                              ........  ........  ........
Effect of exchange rate changes on cash             74     (967)       191
                                              ........  ........  ........
Net (decrease) increase in cash                (6,400)     4,974     1,589
Cash - beginning of year                        16,303    11,329     9,740
                                              ........  ........  ........
Cash - end of year                            $  9,903  $ 16,303  $ 11,329
                                              ........  ........  ........
                                              ........  ........  ........

Supplemental Cash Flow Information
...................................
Cash paid for:
  Interest                                    $      0  $      0  $      0
                                              ........  ........  ........
                                              ........  ........  ........
  Income taxes                                $  7,144  $  5,411  $  5,604
                                              ........  ........  ........
                                              ........  ........  ........


See Accompanying Notes to Consolidated Financial Statements.


              Notes to Consolidated Financial Statements
                       December 31, 2006 and 2005

(1)  Summary of Significant Accounting Policies
     .......................................
     Excel Technology, Inc. and Subsidiaries (the "Company") manufactures and markets laser systems and electro-optical components primarily for industrial and scientific applications. The significant accounting policies used in the preparation of the consolidated financial statements of the Company are as follows:

     Basis of Presentation
     .....................

     The consolidated financial statements include the accounts of Excel
         Technology, Inc. (Excel), its 50% owned joint venture, Excel Laser Technology Private Limited (Excel SouthAsia JV) since it is a variable interest entity and the Company is the primary beneficiary of the joint venture and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

     The Company's revenues are generated from: 1) product sales, product upgrades and replacement part sales; 2) maintenance agreements; and 3) services. The Company's product lines principally consist of laser-based systems and electro-optical components used in a wide range of applications by different types of end-users and are often used as sub-assemblies required for end products manufactured by the customer. Revenue relating to these products is recognized upon transfer of title and risk of loss to the customer, which is generally upon shipment, assuming the other criteria of SAB 104 are met. If title and risk of loss do not pass to the customer until the product reaches the customer's delivery site, then recognition of revenue is deferred until that time. Related shipping and handling costs are included in cost of sales and services. With respect to maintenance agreements, revenue is recognized and customers are generally billed on a monthly or quarterly basis over the term of the agreement. When a customer pays an annual maintenance fee, it is recorded as deferred revenue and recognized as revenue ratably over the term of the agreement. For services rendered, customers are billed and revenues are recognized as the related services are performed. When a sales arrangement involves multiple elements, such as the sale of products that require installation, training or other services, the Company records deferred revenue for the fair value of the undelivered element and recognizes the revenue when the revenue recognition criteria for that element is met. Fair value is established for an element based on the price when the element is sold separately. Product returns have historically been insignificant.

     The Company has entered into contracts to design, develop and produce laser systems to customer specifications. These contracts specify milestones and related progress billings and typically include terms that specify progress payments are non-refundable or the customer may terminate the contract for convenience, at which time the Company will be paid a percentage of the contract price that reflects the percentage of work performed to that date. Such contracts are accounted for in accordance with AICPA Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts," whereby revenue is recognized under the percentage-of-completion method with the extent of progress towards completion measured by the achievement of contractual milestones.

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

     Cash and Investments
     ....................

     Cash of $9.9 million and $16.3 million at December 31, 2006 and 2005, respectively, consists of demand deposits with banks and highly liquid money market funds. The Company considers investments with maturities of three months or less when purchased to be cash equivalents. Available-for-sale investments of $53.2 million and $34.0 million at December 31, 2006 and 2005, respectively, consist of auction rate notes for which the carrying value equaled their fair value. Included in other long-term assets at December 31, 2006 are $111 thousand of held to maturity securities for which their carrying value equaled their fair value.

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


     Accrued Warranty Costs
     ......................

     The Company analyzes its warranty liability for reasonableness on a quarterly basis. Based upon a five-year history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends, the Company believes that its warranty liability at December 31, 2006 and 2005 is reasonable.

     Changes in the warranty liability in 2006 and 2005 were as follows
        (In thousands):
                                                            2006  2005
                                                           ...... .....

          Balance at January 1                            $  720 $  765
          Provision for warranties during the year           706    630
          Costs of warranty obligations during the year    (672)  (675)
                                                           ...... .....
          Balance at December 31                           $  754 $ 720

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

     Foreign Currency Translation
     ............................

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The resulting cumulative translation adjustment of approximately $3.0 million and $1.5 million at December 31, 2006 and 2005, respectively, is reflected as accumulated other comprehensive income, a component of stockholders' equity. In addition, there were transaction gains and losses and inter-company balances not deemed long-term in nature at the balance sheet date that resulted in net transaction gains (losses) of $307 thousand, $(77) thousand and $621 thousand for the years ended
        December 31, 2006, 2005 and 2004, respectively, which is reflected in foreign currency gains and other income, net in the consolidated statements of income.

    Income Per Share
    ................

    The Company presents two income per share amounts, basic and diluted. Basic income per share is calculated based on net income and the weighted-average number of common shares outstanding during the reported period. Diluted income per share includes the effect of potentially dilutive securities (stock options), using the treasury stock method, on weighted-average shares outstanding.

     Fair Value of Financial Instruments
     ...................................

     The recorded amounts of the Company's cash, investments, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term nature of these items.

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

     Concentration of Credit Risk
     ............................

     Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of its holdings of cash, investments and accounts receivable. Cash and investments are deposited with high credit quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited due to the Company's large number of customers and their dispersion throughout the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

     Accounting for Stock-Based Compensation
     .......................................

     The Company's stock-based employee compensation plans are described in note 8. Prior to January 1, 2006, the Company accounted for stock-based compensation related to those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). As such, prior to January 1, 2006, no stock-based employee compensation expense was recognized in net income, as all options granted under those plans had an exercise price equal to the fair market values of the underlying common stock on the date of grant.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123 (R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized for 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123. The fair value of the options was determined at the date of grant using the Black-Scholes option pricing model and is being amortized to expense over the options' vesting periods. Stock based compensation expense for an award with only service conditions that has a graded vesting schedule is recognized on a straight-line basis over the requisite service period for the entire award, with such amount recognized at any date at least equaling the portion of the grant date fair value of the award that is vested at that date. There were no stock option or other share-based award grants during the year ended
        December 31, 2006. Results for prior periods have not been restated.

     The following table illustrates the stock based compensation expense recorded in the statement of income in 2006 and the impact of adopting SFAS No. 123(R) effective January 1, 2006 on the Company's income before provision for income taxes, net income and income per share (In thousands, except per share data).

                                                         Year ended
                                                      December 31, 2006
          Stock based compensation expense                  $ 113
          Impact on income before provision for taxes       $ 113
          Impact on net income                              $ 113
          Impact on basic income per common share           $0.01
          Impact on diluted income per common share         $0.01

     Prior to the adoption of SFAS No. 123(R), the Company reported excess tax benefits from employee stock option exercises as operating cash flows in its consolidated statement of cash flows. In accordance with SFAS No. 123(R), effective January 1, 2006, the Company reports excess tax benefits as financing cash inflows. The actual income tax benefit realized for the tax deductions from stock option exercises for the years ended December 31, 2006, 2005 and 2004 was $816 thousand, $7 thousand and $951 thousand, respectively. There was no tax benefit recognized related to the $113 thousand of compensation expense for share-based payment arrangements for the year ended
        December 31, 2006, as all the related options were incentive stock options and the tax benefit associated with disqualified incentive stock options is recognized by the Company only after such incentive stock options are exercised and disqualified.

     The following table illustrates the effect on net income and income per share for the years ended Decmeber 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock plans prior to adoption of SFAS No. 123(R) on January 1, 2006. No pro forma disclosure has been made for 2006, as all stock-based compensation has been recognized in net income. For purposes of this pro forma disclosure and compensation expense recorded in the Company's consolidated financial statements, the value of the options is estimated using a Black-Scholes option pricing model and amortized to expense over the options' vesting periods.
                                                (In thousands, except
                                                    per share data)
                                                 Year ended December 31,
                                                   2005         2004
                                                 ........     ........
          Net income, as reported                $ 15,208     $ 14,762
          Deduct:  Total stock-based
            employee compensation expense
            determined under fair value
            based method for all awards,
            net of related tax effects            (3,018)      (3,027)
                                                 ........     ........
          Proforma net income                    $ 12,190     $ 11,735
                                                 ........     ........
                                                 ........     ........

            Income per share:
            Basic - as reported                     $1.26        $1.23
                                                 ........     ........
            Basic - proforma                        $1.01        $0.98
                                                 ........     ........

            Diluted - as reported                   $1.24        $1.20
                                                 ........     ........
            Diluted - proforma                      $1.00        $0.95
                                                 ........     ........

     The per share weighted-average fair value of stock options granted during 2005 and 2004 was $8.20 and $13.67, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

           2005- expected dividend yield of 0%, risk free interest rate of 3.60%-4.31%, expected stock volatility of 39%-41% and expected life of approximately 3.9 years;
           2004- expected dividend yield of 0%, risk free interest rate of 3.6%, expected stock volatility of 50% and expected life of approximately 4.0 years;

     Stock-based employee compensation expense under the fair value method for the years ended December 31, 2005 and 2004, includes $3.7 million and $2.5 million, respectively, which represents the entire fair value of 449 thousand and 185 thousand options granted to employees and directors in 2005 and 2004, respectively, all of which had an exercise price equal to or greater than the market value of the common stock on the date of the grants, as those options were vested as of the date of the grants.

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

     Accumulated Other Comprehensive Income
     ......................................

     Accumulated other comprehensive income ("comprehensive income") refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's comprehensive income is composed of net income and unrealized gains and losses on foreign currency translation adjustments.

     Reclassification
     ................

     Income taxes payable of $1.1 million in the 2005 consolidated balance sheet have been reclassified from accrued expenses and other current liabilities to conform with the 2006 presentation.

(2)  Terminated Merger
     .................

     On February 20, 2006, the Company entered into an Agreement and
        Plan of Merger (the "Merger Agreement") with Coherent, Inc. ("Coherent"), and Spider Acquisition Merger Corporation, a wholly owned subsidiary of Coherent ("Merger Sub"). Under the Merger Agreement, Merger Sub was to be merged with and into the Company (the "Merger"), the separate corporate existence of Merger Sub would cease and the Company would have continued as the surviving corporation and as a wholly-owned subsidiary of Coherent.

     Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company issued and outstanding would have been automatically converted into the right to receive $30.00 per share in cash.

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

     In connection with the merger, the Company incurred $2.2 million of expenses, which consist primarily of legal and other professional fees and have been included in the consolidated statement of income for the year ended December 31, 2006. Such amount includes $200 thousand for the law firm of one director of the Company for reimbursement of expenses by the director's law firm in connection with the merger. In addition, the employment agreements of certain key executives included a change in control clause that provided for payments aggregating $6.1 million, which were not recorded as a liability as such payments were contingent upon consummation of the merger, which has been terminated. In the third quarter of 2006, as a result of effectively addressing all merger-related matters while the announced merger was pending for eight months and as payment in lieu of options that, but for the proposed merger, would have been granted towards the end of 2005, an executive of the Company was awarded $1.5 million of compensation, of which the payment of $1.0 million was subject to the attainment of specified Company performance criteria that were achieved as of December 31, 2006. Such compensation, along with $1.4 million of deferred executive compensation awarded for prior services during the third quarter of 2006 (under a deferred compensation plan approved by the Board of Directors), is included in operating expenses in the 2006 consolidated statement of income.


(3)  Inventories
     ...........
     Inventories consist of the following (In thousands):

                                              December 31,
                                           2006         2005
                                         ........     ........

          Raw materials                  $ 18,584     $ 16,474
          Work-in-process                   9,410        8,158
          Finished goods                    4,907        4,246
          Consigned inventory               2,005        1,391
                                         ........     ........
                                         $ 34,906     $ 30,269
                                         ........     ........
                                         ........     ........

(4)  Property, Plant and Equipment
     .............................

     Property, plant and equipment at cost consists of the following (In thousands):
                                                    December 31,
                                 Useful life      2006         2005
                                 ...........    ........     ........
          Land                        0         $  4,659     $  4,236
          Buildings                30 years       20,067       20,054
          Leasehold improvements  Lease term         715          682
          Fixtures and computer
            equipment             3-10 years       2,898        2,576
          Machinery and equipment 3-10 years       7,120        6,494
          Laboratory equipment    3-10 years       3,707        3,031
                                                ........     ........
                                                  39,166       37,073
          Less accumulated
            depreciation and
            amortization                          13,663       11,090
                                                ........     ........
                                                $ 25,503     $ 25,983
                                                ........     ........
                                                ........     ........

     Depreciation and amortization expense aggregated approximately $2.7 million, $2.9 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(5)  Goodwill
     ........

     The change in the net carrying amount of goodwill for the years ended December 31, 2006 and 2005 is attributable to the change in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.

(6)  Income Taxes
     ............

     Pre-tax income for the years ended December 31, 2006, 2005, and 2004 was comprised of domestic income of $20.6 million, $20.6 million and $20.7 million, respectively, and foreign (loss) income of $(177) thousand, $77 thousand, and $234 thousand, respectively.

     The provision for income taxes consists of (In thousands):

                                        Year ended December 31,
                                      2006        2005     2004
                                      .....     .......   .......
          Current:
            Federal                 $ 6,624     $ 4,088   $ 3,736
            State and local             545         712       697
            Foreign                      46          41       278
                                      .....     .......   .......
                                      7,215       4,841     4,711
                                      .....     .......   .......
          Deferred:
            Federal                   (697)         622     1,507
            Foreign                    (95)           0         0
                                      .....     .......   .......
                                      (792)         622     1,507
                                      .....     .......   .......
                                    $ 6,423     $ 5,463   $ 6,218
                                      .....     .......   .......
                                      .....     .......   .......

The current provision for income taxes includes a tax benefit of $192 thousand for 2004 for utilizing Federal net operating loss carryforwards.

The effective income tax rate differed from the statutory Federal income tax rate due to the following items (In thousands):





                                        Year ended December 31,
                                        2006       2005      2004
                                       .......    .......   .......
     Taxes at statutory Federal
       income tax rate                 $ 7,155    $ 7,235   $ 7,241
     State income taxes, net of
       Federal benefit                     546        464       453
     Tax credits                         (498)      (426)     (420)
     QPAI / ETI benefit                  (868)      (825)     (943)
     Change in valuation allowance         (8)         75       173
     Foreign tax rate differential          13         15        49
     Non-taxable income                  (144)      (248)      (78)
     Settlement of and change in
       tax contingencies                 (228)      (655)         0
     Non-deductible expenses               550         42        28
     Other                                (95)      (214)     (285)
                                       .......    .......   .......
                                       $ 6,423    $ 5,463   $ 6,218
                                       .......    .......   .......
                                       .......    .......   .......

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows (In thousands):
                                                     December 31,
                                                    2006     2005
                                                  .......   .......
     Deferred tax assets:
       Excess of tax over financial statement
         basis of inventory                       $ 1,516   $ 1,118
       Allowance for doubtful accounts                153       199
       Accrued warranty costs                         137       136
       Other accrued expenses                         230       207
       Deferred compensation expenses                 495         0
       Benefits of foreign net operating
         loss carryforwards                         3,603     3,082
                                                  .......   .......
       Total deferred tax assets                    6,134     4,742
       Less valuation allowance                   (3,508)   (3,082)
                                                  .......   .......
                                                    2,626     1,660
                                                  .......   .......
     Deferred tax liabilities:
       Plant and equipment depreciation             (270)     (651)
     Goodwill amortization                        (3,396)   (2,841)
                                                  .......   .......
     Total deferred tax liabilities               (3,666)   (3,492)
                                                  .......   .......
     Net deferred tax liabilities                $(1,040)  $(1,832)
                                                  .......   .......
                                                  .......   .......

     As of December 31, 2006, the Company has foreign tax net operating loss carryforwards of $8.6 million (6.5 million Euro) in Germany, $203 thousand in the U.K. and $231 thousand in Japan. A valuation allowance of $3.5 million, as of December 31, 2006 has been provided against the Company's net operating loss carryforwards in Germany and the U.K. There can be no assurance that the Company will generate sufficient taxable earnings in future years to fully realize the tax benefits associated with foreign net operating loss carryforwards in Germany and the U.K. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the other deferred tax assets.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1.8 million, at December 31, 2006. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. tax liability. Foreign currency translation adjustments are not adjusted for income taxes, as they relate to indefinite investments in non-U.S. subsidiaries.

(7)  Accrued Expenses and Other Current Liabilities
     ..............................................

     Accrued expenses and other current liabilities consist of the following (In thousands):
                                                          December 31,
                                                     ...................
                                                        2006       2005
                                                     ........   ........
          Salaries, wages, commissions
            and bonuses                              $  3,396   $  2,558
          Accrued vacation/holiday/sick pay               949        833
          Deferred revenue                                214        201
          Customer deposits                               541        477
          Accrued warranty costs                          754        720
          Professional fees payable                       183        192
          Other                                           865        901
                                                     ........   ........

                                                     $  6,902   $  5,882
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

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The exercise price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through December 31, 2006, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant. As of December 31, 2006, options for the purchase of 10,092 shares were available for future grant under the 1998 Plan.

     In 2004, the Company adopted a stock option plan (the "2004 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 2004 Plan, which terminates on February 23, 2014, may be exercisable for a period up to ten years. Through December 31, 2006, all options granted to employees under the 2004 Plan have exercise prices equal to the market value of the stock on the date of grant, vest immediately, and expire ten years from the date of grant. Although there were 445,000 shares of common stock available for issuance under the 2004 Plan, when the 2006 option plan discussed below was approved, the Company agreed to discontinue granting options under the 2004 Plan.


     In 2006, the Company adopted a stock option / stock issuance plan
        (the "2006 Plan"), which was approved by the Company's shareholders on December 6, 2006 and provides for an aggregate of up to 750,000 shares of common stock, which may be directly issued to eligible participants, granted as incentive stock options to employees of the Company or granted as non-statutory stock options to employees, including officers and directors of the Company, as well as to certain advisors and consultants. Shares of common stock issued under the 2006 Plan may, in the discretion of the Company's Compensation Committee ("the Committee"), be fully and immediately vested upon issuance or may vest in one or more installments over the participant's period of service and / or upon attainment of specified performance objectives. Recipients of common stock under the stock issuance program have full stockholder rights with respect to those shares, whether or not their interest in those shares is vested. The exercise price for the common stock underlying the options is determined by the Committee, but in no event shall it be less than 100% of the fair market value of the Company's common stock on the date the option is granted (110% in the case of incentive stock options granted to optionees who own more than 10% of the voting power of all classes of stock of the Company). No option granted under the 2006 Plan may be exercised after the expiration of the option, which may not, in any case, exceed ten years from the date of grant (five years in the case of incentive options granted to persons who own more than 10% of the voting power of all classes of the stock of the Company). Options granted under the 2006 Plan are exercisable on such basis as determined by the Committee, and become fully exercisable upon the sale or merger of the Company, as defined in the 2006 Plan. As of December 31, 2006, no options were granted and no restricted common shares were awarded under the 2006 Plan.





     A summary of activity related to the Company's stock option / stock issuance plans is as follows:




                                                                                   Weighted
                                   Number of                                        Average         Aggregate
                                  restricted      Number of       Weighted         Remaining        Intrinsic
                                  shares (in    stock options      Average         Contractual         Value
                                  thousands)   (in thousands)   Exercise Price   Term (in years)   (in thousands)
                                  ..........   ..............   ..............   ...............   ..............

Outstanding at December 31, 2003      0              973           $ 16.56
Granted                               0              191           $ 31.98
Exercised                             0            (149)           $ 16.85
Cancelled                             0             (13)           $ 23.50
                                  ...........................
Outstanding at December 31, 2004      0            1,002           $ 19.37
Granted                               0              449           $ 22.60
Exercised                             0              (2)           $ 15.89
Cancelled                             0              (8)           $ 19.79
                                  ...........................
Outstanding at December 31, 2005      0            1,441           $ 20.38
Granted                               0                0           $     0
Exercised                             0            (142)           $ 10.05
Cancelled                             0                0           $     0
                                  ...........................
                                  ...........................
Outstanding at December 31, 2006      0            1,299           $ 21.51             6.01            $ 6,590
Shares / Options expected to vest
  at December 31, 2006                0               10           $ 20.82             6.25            $    57
Exercisable at December 31, 2006      0            1,289           $ 21.51             6.00            $ 6,533







     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for the years ended December 31, 2006, 2005 and 2004 was $2,331 thousand, $20 thousand and $2,717 thousand, respectively.

     As of December 31, 2006, there was $72 thousand of unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.2 years.

     When an option is exercised, the Company issues new shares of common stock.

     In 2006 and 2004, 29 thousand and 39 thousand shares of common stock, respectively, were used by employees to exercise options. Such shares, which had a market value of $770 thousand and $1.4 million, respectively, were retired. No shares were used by employees to exercise options in 2005.

     At December 31, 2006, 2005 and 2004, a total of 1,289 thousand,
         1,410 thousand and 812 thousand options were exercisable at weighted average exercise prices of $21.51, $20.37 and $19.85, respectively, and at December 31, 2006 options for the purchase of an aggregate of 760 thousand common shares were available for future grants under the 1998 Plan and 2006 Plan.

     The options outstanding as of December 31, 2006 are summarized as follows:

                      Number           Weighted
                     options            average           Options
     Exercise      outstanding        contractual        Exercisable
      price       (In thousands)    remaining life     (In thousands)
     ........     ..............    ..............     ..............
     $ 6.50              2              1.80 years            2
     $ 7.00             68              1.60 years           68
     $13.06             24              2.47 years           24
     $15.15            278              5.13 years          278
     $16.66             32              5.78 years           25
     $19.71             23              4.30 years           23
     $22.16             68              6.38 years           68
     $22.59            418              8.11 years          418
     $23.03              5              8.79 years            5
     $23.04              4              8.98 years            4
     $24.63            162              3.23 years          162
     $26.51             40              8.00 years           40
     $27.41             20              7.79 years           20
     $29.00             30              3.42 years           30
     $29.70              5              7.23 years            2
     $34.68            120              7.33 years          120
                  ..............                       ..............
                     1,299              6.01 years        1,289
                  ..............                       ..............
                  ..............                       ..............

     Shares Reserved for Issuance
     ............................

     At December 31, 2006, the Company had reserved 2,058,901 authorized and unissued common shares for the following purposes (In
        thousands):
                                             Shares
                                             ......
          1990 Stock option plan               60
          1998 Stock option plan              716
          2004 Stock option plan              533
          2006 Stock option /issuance plan    750

(9)        Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations (In thousands, except per share amounts):

                                                     2006
                                      ..................................
                                      Net Income    Shares    Per-Share
                                     (Numerator) (Denominator)  Amount
                                      .......... ............. .........

     Basic Income Per Share            $ 14,019      12,071     $1.16
     Effect of Dilutive Securities:
          Stock Options                                 417
                                                 .............
     Diluted Income Per Share          $ 14,019      12,488     $1.12
                                      .......... ............. .........
                                      .......... ............. .........

                                                     2005
                                      ..................................
                                      Earnings      Shares     Per-Share
                                     (Numerator) (Denominator)  Amount
                                      .......... ............. .........
     Basic Income Per Share           $  15,208      12,054     $1.26
     Effect of Dilutive Securities:
          Stock Options                                 192
                                                 .............
     Diluted Income Per Share         $  15,208      12,246     $1.24
                                      .......... ............. .........
                                      .......... ............. .........

                                                     2004
                                      ..................................
                                      Net Income    Shares    Per-Share
                                     (Numerator) (Denominator)  Amount
                                      .......... ............. .........

     Basic Income Per Share           $ 14,762       12,026      $1.23
     Effect of Dilutive Securities:
          Stock Options                                 325
                                                 .............
     Diluted Income Per Share         $ 14,762       12,351      $1.20
                                      .......... ............. .........
                                      .......... ............. .........

     There were 175 thousand, 378 thousand, and 175 thousand unexercised stock options outstanding as of December 31, 2006, 2005 and 2004, respectively, not included as part of the diluted income per share calculations for 2006, 2005 and 2004, respectively, because their effect would have been antidilutive for the periods presented.


(10) Treasury Stock

     Effective November 1, 2006, the Company's Board of Directors authorized a stock buy-back program for the repurchase of up to 2,000,000 shares of its common stock. Purchases have occurred and will continue to occur from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. This program replaced the program that the Board of Directors had authorized in January 1998. As of December 31, 2006, the Company repurchased 79,500 shares of common stock as treasury stock in 2006 for $2.0 million. In December 2006, the Company retired all of its treasury stock.

(11) Employee Benefit Plan
     .....................

     The Company has a voluntary defined contribution plan, which complies with Section 401(k) of the Internal Revenue Code, as amended. The plan permits employees to make a voluntary contribution of pretax dollars, with a matching contribution by the Company equal to 50% of an employee's basic contribution to the plan up to a maximum of 3% of their salaries. Company contributions to the plan were approximately $558 thousand, $546 thousand and $524 thousand in 2006, 2005 and 2004, respectively.

(12)  Commitments and Contingencies
      .............................

      Litigation
      ..........

      Dr. Phillips, Inc. ("Phillips"), the landlord of a facility leased by Baublys-Control Laser ("Baublys"), a wholly owned subsidiary of the Company, through 2001, filed a lawsuit against Baublys and the Company, for not repairing or replacing certain personal property related to the use of the property while Baublys leased the facility. The Company guaranteed the lease. In September 2005, the Court ruled that the Company was liable for damages, interest and an unspecified amount of plaintiff legal fees. The liability for the damages and estimated legal fees was recorded in general and administrative expenses in the consolidated statement of income for the quarter ended September 30, 2005. In December 2005, the Company settled the lawsuit with Phillips and paid $575 thousand for damages, interest and plaintiff legal fees.

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

      Operating Leases
      ................

      The Company and its subsidiaries lease certain buildings, vehicles and equipment under non-cancelable operating leases. At December 31, 2006, the future minimum lease payments under non-cancelable operating leases are as follows (In thousands):


                               2007      $   1,880
                               2008          1,624
                               2009            769
                               2010            680
                               2011            583
                               Thereafter    3,170
                                          ........
                                          $  8,706
                                          ........
                                          ........

      Rent expense, which is recorded on a straight line basis over the lease term, approximated $1.4 million for each of the years ended December 31, 2006, 2005 and 2004.

      Employment Agreements
      .....................

      Excel has entered into employment agreements with certain key executives that provide for severance upon termination without cause, as of December 31, 2006, aggregating approximately $5.5 million. In addition, certain employment agreements include a change of control clause that call for payments equal to the product of (a) 2.99 and (b) the employee's annualized includable compensation as defined under Internal Revenue Code
          Section 280 (G).

      On February 15, 2007, the Company entered into a new employment agreement with Alice Varisano, its Chief Financial Officer. The agreement is substantially the same as her prior agreement, except that it provides for a higher base salary, expires February 15, 2011, and the Change of Control clause provides for a payment equal to 2.99 times her annualized includible compensation as defined under Internal Revenue Code
          Section 280(G) for the period consisting of the most recent five taxable years ending before the date of the Change of Control.

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


                                          As of or the year ended
                                                  December 31,
                                       2006        2005       2004
                                    .........   .........   .........
      Net sales and services to
         unaffiliated customers:
         United States operations   $ 116,984   $  98,997   $  96,927
         European operations           28,908      28,867      27,928
         Asian operations               8,604       9,853      11,776
                                    .........   .........   .........
                                    $ 154,496   $ 137,717   $ 136,631
                                    .........   .........   .........
                                    .........   .........   .........
      Operating income (loss):
         United States operations   $  19,898   $  19,014   $  19,889
         European operations            (356)       (112)       (809)
         Asian operations                 158         636         927
                                    .........   .........   .........

                                    $  19,700   $  19,538   $  20,007
                                    .........   .........   .........
                                    .........   .........   .........
      Identifiable assets:
         United States operations   $ 154,439   $ 137,694   $ 127,251
         European operations           21,863      20,413      18,635
         Asian operations               5,677       5,931       6,592
                                    .........   .........   .........

                                    $ 181,979   $ 164,038   $ 152,478
                                    .........   .........   .........
                                    .........   .........   .........


      Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

      During the years ended December 31, 2006, 2005 and 2004, the
          Company had foreign and export sales of approximately $96.8 million, $83.9 million and $85.7 million, representing 63%, 61% and 63%, respectively, of total net sales and services.

      Of the net sales and services to non-U.S. customers above, net sales and services to customers in Germany accounted for approximately $20.1 million, $19.8 million and $17.8 million of total consolidated net sales and services for 2006, 2005, and 2004, respectively, and net sales and services to customers in Japan accounted for approximately $17.0 million, $15.3 million and $19.1 million of total consolidated net sales and services for 2006, 2005 and 2004, respectively. No other individual foreign country accounted for more than 10% of total consolidated net sales and services in 2006, 2005 or 2004.

No single customer accounted for more than 10% of the Company's net sales and services in 2006, 2005 and 2004. No accounts receivable from a customer exceeded 5% of the Company's total accounts receivable at December 31, 2006. One customer accounted for 5.3% of the Company's total accounts receivable at December 31, 2005.

(14)  Related Party Transactions
      ..........................

      During 2006, 2005 and 2004, one director of the Company provided services to the Company as legal counsel, and the Company paid approximately $219 thousand, $51 thousand and $115 thousand, respectively for legal services rendered by the director's law firm. As of December 31, 2006, no amounts were due to the director's law firm.

(15)  Deferred Compensation
      .....................

      The Company has a deferred compensation plan whereby certain compensation earned by a participant can be deferred and, if funded, the related assets are placed in an employee benefit trust, also known as a "rabbi trust." Under the deferred compensation plan, the participant may choose from several investment designations. At December 31, 2006, the Company has a $1.4 million deferred compensation obligation under the plan, which is unfunded and presented in the accompanying consolidated balance sheet as a long-term liability.

Schedule II

                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                     Valuation and Qualifying Accounts
                Years ended December 31, 2006, 2005 and 2004






    Column A      Column B        Column C        Column D     Column E
    ........      ........        ........        ........     ........
                                (Recoveries)
                 Balance at  Additions charged  (Deductions)  Balance at
                  beginning     to cost and      additions -    end of
  Description     of period       expenses        describe      period
  ...........     .........       ........       ..........     .......

  Allowance for doubtful accounts (In thousands):
  Year ended December 31,:

     2006         $   810         $  (16)         $ (10) (1)    $   784

     2005         $   796         $   252         $(238) (1)    $   810

     2004         $ 1,001         $   297         $(502) (1)    $   796

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III
.........

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2006.

ITEM 11.   EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2006.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2006.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE

Information required by this Item 13 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2006.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2006.

PART IV
........

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.    Consolidated Financial Statements (included in Part II, Item 8):

      Reports of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets as of December 31, 2006 and 2005

      Consolidated Statements of Income for the years ended
      December 31, 2006, 2005 and 2004.

      Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.

      Consolidated Statements of Cash Flows for the years ended
      December 31, 2006, 2005 and 2004.

      Notes to Consolidated Financial Statements

2.    Consolidated Financial Statement Schedule (included in Part II
      Item 8)*

Schedule
.........

II   Valuation and Qualifying Accounts

3.   Exhibits included herein:

See Exhibit Index below for exhibits filed as part of this Annual Report on Form 10-K.

............................................

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

                          EXCEL TECHNOLOGY, INC.

                          By: /s/ Antoine Dominic
                              .........................................
                              Antoine Dominic, Chief Executive Officer

                          By: /s/ Alice H. Varisano
                              ..........................................
                              Alice H. Varisano, Chief Financial Officer


Date:     February 20, 2007

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     Signature                    Title                     Date
......................    ..........................   ..................
/s/ J. Donald Hill       Chairman of the Board        February 20, 2007
......................    and Director
J. Donald Hill

/s/  Antoine Dominic     Director, Chief Executive     February 20, 2007
.....................     Officer, President, and
Antoine Dominic          Chief Operating Officer
                         (Principal Executive Officer)

/s/ Alice H. Varisano    Chief Financial Officer       February 20, 2007
......................    (Principal Financial Officer)
Alice H. Varisano


/s/ Steven Georgiev       Director                     February 20, 2007
......................
Steven Georgiev

/s/ Donald Weeden         Director                     February 20, 2007
......................
Donald Weeden

/s/ Ira J. Lamel          Director                     February 20, 2007
......................
Ira J. Lamel


INDEX TO EXHIBITS

Exhibit
Number                                 Document
.........

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

3.2 By-Laws, as amended. Incorporated by reference to the Company's Registration Statement on Form S-4,
          File No. 33-47440.

4         Specimen Certificate for Company's Common Stock.
          Incorporated by reference to the Company's Registration
          Statement on Form S-1, File No. 33-39375.

10.1 1990 Stock Option Plan, as amended. Incorporated by reference to the Company's Registration Statement on Form S-1,
          File No. 33-52612.(2)

10.2 Employment Agreement, dated as of October 10, 2000, between the Company and J. Donald Hill (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000), as amended by letter agreement, dated October 3, 2002 (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002), as further amended by letter agreements, dated March 11, 2005, March 21, 2005 and May 5, 2005 (Incorporated by reference to the Company's Current Reports on Form 8-K filed on March 14, 2005, March 21, 2005 and May 6, 2005, respectively).(2)

10.3 Employment Agreement, dated as of October 9, 2006, between the Company and Antoine Dominic.(1) (2)

10.4 1998 Stock Option Plan. Incorporated by reference as Exhibit A to the Company's Definitive Proxy Statement, dated April 27, 1998 for the Annual Meeting of Stockholders held on June 24, 1998.(2)

10.5 2004 Stock Option Plan. Incorporated by reference to the Company's Registration Statement on Form S-8,
          File No. 333-117513.(2)

10.6 Employment Agreement, dated as of February 15, 2007 between the Company and Alice Varisano.(1) (2)

10.7 2006 Stock Option / Stock Issuance Plan. Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-140063.(2)

10.8 Form of Stock Issuance Agreement under the Company's 2006 Stock Option / Stock Issuance Plan. (1) (2)

10.9 Form of Stock Purchase Agreement For Shares Not Fully Vested under to the Company's 2006 Stock Option /
          Stock Issuance Plan. (1) (2)

10.10 Form of Stock Option Agreement under the Company's 2006 Stock Option / Stock Issuance Plan. (1) (2)

14 Code of Ethics. Incorporated by reference to the Company's Form 10-K, dated March 15, 2004.

21        List of subsidiaries.(1)

23.1      Consent of KPMG LLP.(1)

31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002.(1)

31.2      Certification Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002.(1)

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.(1)

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.(1)

     (1)  filed herewith
     (2)  compensatory plan or arrangement


EXHIBIT 10.3
                         EMPLOYMENT AGREEMENT

     AGREEMENT, dated as of the 9th day of October, 2006, by and between EXCEL TECHNOLOGY, INC., a Delaware corporation with its principal corporate offices located at 41 Research Way, E. Setauket, NY 11733 (the "Company"), and ANTOINE DOMINIC currently residing at 30 Legend Circle, Melville, NY 11747 (the "Employee").

                         W I T N E S S E T H:
     WHEREAS, the Company is engaged in the business of designing, developing, manufacturing and marketing lasers and laser systems; and

     WHEREAS, the Employee is the President, Chief Executive Officer, and Chief Operating Officer of the Company; and

     WHEREAS, the Company and the Employee entered into an Employment Agreement dated as of October 10, 2000, and entered into agreements dated as of March 11, 2005 and May 3, 2005 amending such Employment Agreement (such Employment Agreement as so amended being hereinafter referred to as the "Prior Employment Agreement"); and

     WHEREAS, the Company and the Employee desire to enter into a new agreement setting forth the terms and conditions of the Employee's employment, which shall replace the Prior Employment Agreement;

     NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereto agree as follows:

     1.   EMPLOYMENT; PRIOR EMPLOYMENT AGREEMENT SUPERSEDED
          .................................................

          1.01 The Company hereby employs and engages the Employee to serve as the President, Chief Executive Officer, and Chief Operating Officer of the Company, and the Employee hereby accepts employment with the Company, on the terms and conditions herein set forth.

          1.02  This Agreement supersedes the Prior Employment
Agreement, and the Prior Employment Agreement shall be of no further force and effect, effective as of October 9, 2006.

     2.   COMMENCEMENT; TERM OF AGREEMENT
          ...............................

          2.01  The term of employment hereunder (the "Employment
Period") shall commence on October 9 and shall continue through October 31, 2008, unless terminated sooner pursuant to the express provisions hereof or extended pursuant to Section 2.02 hereof.

          2.02 The parties agree to enter into good faith negotiations regarding the Employee's continued employment with the Company at least 90 days prior to the expiration of the Employment Period. In the event the parties do not reach an agreement prior to the expiration of the Employment Period, the terms of this Agreement shall automatically be renewed for a period of one year, and shall continue to renew at the end of each subsequent year until (i) the parties agree to new terms of employment, or (ii) employment is terminated sooner pursuant to the express provisions hereof.

     3.   DUTIES
          ......

          3.01 During the Employment Period, the Employee shall be employed in an executive capacity as the President, Chief Executive Officer, and Chief Operating Officer of the Company, to perform such functions as are normally carried out by the President, Chief Executive Officer, and Chief Operating Officer of a business of the type in which the Company is engaged, and such other functions as the Board of Directors of the Company shall from time to time reasonably determine. The Employee shall devote his full business time exclusively to performing the aforestated duties and advancing the best interests of the Company, and will faithfully adhere to and fulfill such business policies and procedures as may be established from time to time by the Board of Directors of the Company. Notwithstanding the foregoing, it shall not be a violation of this Agreement for the Employee to (i) serve on corporate, civic or charitable boards or committees, (ii) manage personal investments, and (iii) engage in other business endeavors, so long as such activities do not significantly interfere with the performance of the Employee's duties hereunder or violate Section 6 hereof.

          3.02 The Employee shall report and be responsible to the Board of Directors of the Company.

     4.   COMPENSATION
          ............

          4.01 During the Employment Period, the Employee shall be entitled to a base salary ("Base Salary"), payable in accordance with the Company's normal payroll procedures for executive employees and subject to annual review and adjustment by the Company in January of each year. The Employee's Base Salary was increased to SIX HUNDRED TWENTY FIVE THOUSAND DOLLARS ($625,000) per annum effective as of January 1, 2006.

          4.02 In addition to the Employee's Base Salary, the Employee shall be eligible to receive bonus compensation in accordance with the Company's Annual Incentive Compensation Plan for Key Executives (the "Key Executive Bonus Plan"); provided, however, that in the event of a Change of Control (as defined in Section 4.08 hereof) the Employee's bonus under the Key Executive Bonus Plan for the performance period in which the Change of Control occurs in no event shall be less than the bonus that the Employee received for the corresponding period during the preceding calendar year.

          4.03 The Employee shall be entitled to reimbursement from the Company for all reasonable travel and other out-of-pocket expenses necessarily incurred by him on behalf of the Company in the course of the performance of his duties hereunder, provided the Employee shall submit proper supporting documentation for such expenses.

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

          4.05 The Employee shall be entitled to four (4) weeks of vacation each year during the Employment Period (prorated in the case of a partial year for the actual number of days that the Employee was employed by the Company during that year), which shall be taken at such times as are consistent with the needs of the Company and the convenience of the Employee. If the Employee fails to take the full period of vacation to which he is entitled during any calendar year, the Employee will be paid an additional amount of salary for the accrued vacation time that he did not utilize calculated based on his Base Salary rate.

          4.06 The Employee shall be entitled, during the Employment Period, to comprehensive liability insurance coverage, the premiums for which shall not exceed $20,000 per annum.

          4.07 The Employee shall be entitled to the following amounts as a sign-on bonus: (i) $250,000 to be paid by the Company within ten
(2) days after the execution of this Agreement by the Company and the Employee and (ii) an additional $250,000 to be paid by the Company ratably over a 25 month period ; provided, however, that if either (A) there is a Change of Control (as defined in Section 4.08 hereof) prior to receipt of all monies due and the Employee remains in the employment of the Company through the date of the Change of Control or (B) the employment of the Employee terminates by reason of an involuntary termination of the Employee's employment by the Company without Cause pursuant to Section 5.04 hereof or a voluntary termination of employment by the Employee for Good Reason pursuant to Section 5.05 hereof, the amount described in this subsection (ii) shall be paid by the Company to the Employee within ten (2) days following such Change of Control or termination of employment, as the case may be (or, if payment cannot be made at that time without giving rise to the penalty described in
Section 409A(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "Code"), such payment shall be delayed until the earliest date that payment may be made consistent with the requirements of Section 409A of the Code). However, if the employee is terminated for cause or voluntarily terminates without Good Reason, he will not be entitled to any remaining payments under Section 4.07 that have not been paid.

          4.08 In the event a Change of Control (as defined below) occurs during the Employment Period, then the Employee shall be entitled to (i) a payment equal to the product of (A) 2.99 and (B) the Employee's "annualized includible compensation" as that term is defined in Section 280G of the Code and the regulations thereunder for the period consisting of the most recent five (5) taxable years ending before the date of the Change of Control and (ii) continued medical and dental benefits for the Employee and his spouse and dependents at the Company's expense for a period of sixty (60) months following the Change of Control on terms that are no less favorable to the Employee and his spouse and dependents than those in effect immediately before the Change of Control. The amount payable pursuant to clause (i) of the preceding sentence shall be paid by the Company in a single lump sum in cash within ten (10) days after the occurrence of the Change of Control. If the Employee obtains medical or dental benefits under a subsequent employer's medical or dental plans, the Company may reduce or eliminate the coverages and benefits it is required to provide pursuant to clause
(ii) of the first sentence of this Section 4.08 so long as the aggregate coverages and benefits of the combined plans are no less favorable to the Employee and his spouse and dependents than the coverages and benefits required to be provided pursuant to clause (ii) of the first sentence of this Section 4.08. Notwithstanding the foregoing, the Employee shall be entitled to the payment and benefits described in the first sentence of this Section 4.08 only if he (i) executes a release agreement acceptable to the Board of Directors of the Company releasing all legally waivable claims against the Company and its subsidiaries and affiliates and all present and former directors, officers, agents, representatives, employees, successors and assigns of the Company and its subsidiaries and affiliates and the Company's direct and indirect owners and (ii) has complied with his obligations under Sections 6 and 7 hereof. For purposes of this Section 4.08, a Change of Control shall mean (a) the acquisition by any person (including a person defined in Section 13(d)(3) or Section 14(d)(2) of the Securities Exchange Act of 1934 ("Exchange Act")), entity or group) of more than 50% of either the then outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors, (b) the sale of all or substantially all of the assets of the Company in a transaction or series of transactions, (c) the merger or consolidation of the Company with another entity other than a merger or consolidation in which the shareholders of the Company immediately prior to the merger or consolidation hold, directly or indirectly, at least a majority of the outstanding voting power of the outstanding voting securities or common stock of the continuing or surviving company immediately after such merger or consolidation, or (d) individuals who, as of the date hereof, constitute the Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent Board.

          4.09 The Employee shall be entitled to a deferred compensation benefit determined as hereinafter provided in this Section
4.09. There shall be credited as of November 1, 2006 to a bookkeeping account in the Employee's name (the "Deferred Compensation Account") an amount equal to $1,375,000. The employee shall elect to defer before January 1 the compensation earned for the subsequent calendar year.
There shall be credited to the Deferred Compensation Account   $46,875
as of the end of each of the first three quarters of 2007 and $31,250 as of the end of the fourth quarter of 2007 and each of the first three quarters of 2008. This is based upon the employee receiving $125,000 for each year of service the employee continues to be employed at the Company. However, if the employee is terminated for cause or voluntarily terminates without Good Reason, he will not be entitled to any remaining payments under Section 4.09 that have not been credited to his account. The amounts credited to the Deferred Compensation Account shall from time to time be credited or debited with the equivalent of earnings and losses as if they were invested in such investment options designated by the Company as the Employee may from time to time select, provided, however, that if the Employee shall fail to designate an investment option or options, he shall be deemed to have designated as the investment option for the entire Deferred Compensation Account an AAA taxable vehicle. The amounts credited to the Employee's Deferred Compensation Account shall be paid to the Employee (or, in the event of his death, his estate) on the first business day following the expiration of the later of January 2 or six (6) months following the termination of the Employee's employment for any reason. The amounts to be paid to the Employee pursuant to this Section 4.09 are unfunded obligations of the Company and represent merely a promise by the Company to make payments in the future. The Employee shall be a general unsecured creditor of the Company with respect to any payments due under this Section 4.09. The Employee's rights under this Section 4.09 are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment or garnishment by creditors of the Employee or his beneficiaries.

          4.10 (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution made, or benefit provided (including, without limitation, the acceleration of any payment, distribution or benefit and the accelerated exercisability of any stock option), to or for the benefit of the Employee (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 4.11) (a "Payment") would be subject to the excise tax imposed by
Section 4999 of the Code (or any similar excise tax) or any interest or penalties are incurred by the Employee with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Employee shall be entitled to receive from the Company an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Employee of all taxes (including any Excise Tax, income tax or employment tax and taking into account any lost or reduced tax deductions on account of such Gross-Up Payment) imposed upon the Gross-Up Payment and any interest or penalties imposed with respect to such taxes, the Employee retains an amount from the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

                (b) Subject to the provisions of Section 4.11(c), all determinations required to be made under this Section 4.11, including determination of whether a Gross-Up Payment is required and of the amount of any such Gross-up Payment, shall be made by the accounting firm selected by the Company to audit the Company's financial statements (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Employee within 15 business days of a Change of Control, within 15 days after receipt of written notice from the Employee that there has been a Payment, or at such earlier time as is requested by the Company, provided that any determination that an Excise Tax is payable by the Employee shall be made on the basis of substantial authority. The initial Gross-Up Payment, if any, as determined pursuant to this Section 4.11, shall be paid to the Employee within five business days of the receipt of the Accounting Firm's determination. If the Accounting Firm determines that no Excise Tax is payable by the Employee, it shall furnish the Employee with a written opinion that he has substantial authority not to report any Excise Tax on his Federal income tax return. Any determination by the Accounting Firm meeting the requirements of this Section 4.11(b) shall be binding upon the Company and the Employee; subject only to payments pursuant to the following sentence based on a determination that additional Gross-Up Payments should have been made, consistent with the calculations required to be made hereunder (the amount of such additional payments is referred to herein as the "Gross-Up Underpayment"). In the event that the Company exhausts its remedies pursuant to Section 4.11(c) and the Employee thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Gross-Up Underpayment that has occurred and any such Gross-Up Underpayment shall be promptly paid by the Company to or for the benefit of the Employee. The fees and disbursements of the Accounting Firm shall be paid by the Company.

                (c) The Employee shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification shall be given as soon as practicable but not later than ten (10) business days after the Employee receives written notice of such claim and shall apprise the Company of the nature of such claim and the date on which such Claim is requested to be paid. The Employee shall not pay such claim prior to the expiration of the 30-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Employee in writing prior to the expiration of such period that it desires to contest such claim and that it will bear the costs and provide the indemnification as required by this sentence, the Employee shall:

          (i) give the Company any information reasonably requested by the Company relating to such claim,

         (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company and reasonably acceptable to the Employee,

        (iii) cooperate with the Company in good faith in order effectively to contest such claim, and

         (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Employee harmless, on an after-tax basis, for any Excise Tax, income tax or employment tax (taking into account any lost or reduced tax deductions on account of such payments), including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 4.11(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Employee to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Employee agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Employee to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Employee on an interest-free basis and shall indemnify and hold the Employee harmless, on an after-tax basis, from any Excise Tax, income tax or employment tax (taking into account any lost or reduced tax deductions on account of such advance), including interest or penalties with respect thereto, imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to the payment of taxes for the taxable year of the Employee with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Employee shall be entitled, in his sole discretion, to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

              (d) If, after the receipt by the Employee of an amount advanced by the Company pursuant to Section 4.11(c), the Employee becomes entitled to receive any refund with respect to such claim, the Employee shall (subject to the Company's complying with the requirements of Section 4.11(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Employee of an amount advanced by the Company pursuant to Section 4.11(c), a determination is made that the Employee shall not be entitled to any refund with respect to such claim and the Company does not notify the Employee in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then any obligation of the Employee to repay such advance shall be forgiven and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.



     5.   TERMINATION
          ...........

          5.01 The Employee's employment hereunder shall terminate automatically and without notice upon the death of the Employee.
The Company may terminate the Employee's employment hereunder, upon written notice to the Employee, in the event of the Employee's Incapacity. For the purpose of this Agreement, Incapacity shall be deemed to refer to and include (i) the suffering of any mental or physical illness, disability or incapacity to the extent that the Employee shall be unable to perform his duties pursuant to this Agreement and such illness, disability or incapacity shall be deemed by a licensed physician chosen by the Company to be of a permanent nature, or (ii) the Employee shall not have substantially performed his duties hereunder for a continuous period of 60 days or for a period of 90 days in any six (6) consecutive month period.

          5.02 The Company may terminate the Employee's employment hereunder, upon written notice to the Employee, for Cause. For purposes of this Agreement, "Cause" shall mean any of the following:

          (a) the Employee's conviction in a court of law of any crime or offense involving money or other property or of a felony;

          (b) the Employee's failure or refusal to substantially perform his duties hereunder (other than any such failure or refusal resulting from his Incapacity or the failure to meet specific growth and profit targets), or the Employee's failure or refusal to carry out the reasonable business directives of the Board of Directors, or the willful taking of any action by the Employee which results in damage to the Company, or the material default or breach by the Employee of any obligation, representation, warranty, covenant or agreement made by Employee herein; provided, however, that the Company shall have given the Employee written notice of any such Cause for termination and the Employee shall have failed to cure such Cause within fifteen (15) days after the date of such notice. If the Cause for termination is cured within the fifteen (15) day period, it shall be deemed for all purposes that Cause for termination has not occurred (except that if the same or a similar event to the one resulting in notice pursuant to this subsection (b) recurs after a cure, the right to cure the second cause of termination, after notice with respect to the second event shall have been given, shall expire 24 hours after the time the notice is given); or

          (c) the Employee's breach of any of the provisions of Sections 6 or 7 hereof.

          5.04 The Company may terminate the Employee's employment hereunder, upon written notice to the Employee, without Cause.

          5.05 The Employee may voluntarily leave the employ of the Company for Good Reason (as defined below); provided the Employee has given the Company forty-five (45) days advance written notice thereof and the Company shall have failed to cure such Good Reason event within such forty-five (45) day period. If the Good Reason event is cured within the forty-five (45) day period, it shall be deemed for all purposes that the Good Reason event has not occurred (except that if the same or a similar event to the one resulting in notice pursuant to this
Section 5.05 recurs after a cure, the right to cure the second Good Reason event, after notice with respect to the second event shall have been given, shall expire 24 hours after the time notice is given). For purposes of this Agreement, "Good Reason" shall mean (i) a significant reduction in the scope of the Employee's authority, functions, duties or responsibilities from that which is contemplated by this Agreement, (ii) any reduction in the Employee's base salary, (iii) a significant reduction in the employee benefits provided to the Employee other than in connection with an across-the-board reduction similarly affecting substantially all senior executives of the Company or (iv) a requirement that the Employee relocate to an office that is more than fifty (50) miles from the location of his office on November 1, 2006. If an event constituting a ground for termination of employment for Good Reason occurs, and the Employee fails to give notice of termination within 3 months after the occurrence of such event, the Employee shall be deemed to have waived his right to terminate employment for Good Reason in connection with such event (but not for any other event for which the 3-month period has not expired).

          5.06 The Employee may voluntarily leave the employ of the Company other than for Good Reason; provided the Employee has given the Company forty-five (45) days advance written notice thereof.

          5.07 If the Employee's employment is terminated by reason of the death or Incapacity of the Employee or for Cause not directly related to his actions towards the Company during the Employment Period, the Employee shall be entitled to the Base Salary-provided to be paid pursuant to Section 4.01 hereof up to the date of termination, the bonus compensation which the Employee had earned under the Key Executive Bonus Plan for all performance periods that ended before the date of the Employee's termination of employment and the bonus compensation which the Employee had earned under the Key Executive Bonus Plan for the performance period in which his employment terminates (determined as if such performance period had ended as of the date of his termination of employment). If the Employee's employment is terminated for Cause directly related to his actions concerning the Company, the Employee shall be entitled to only the Base Salary provided to be paid pursuant to Section 4.01 hereof up to the date of termination and the bonus compensation which the Employee had earned under the Key Executive Bonus Plan for all performance periods that ended before the date of the Employee's termination of employment, but the Employee shall receive no bonus compensation for the performance period in which his employment terminates. If the Company terminates the Employee's employment without Cause pursuant to Section 5.04 hereof or the Employee voluntarily leaves the employ of the Company for Good Reason pursuant to Section 5.05 hereof, the Employee shall be entitled to (a) a cash lump payment in an amount equal to (i) two (2) times the Employee's Base Salary pursuant to
Section 4.01 hereof plus (ii) an amount equal to the sum of the bonuses paid or payable by the Company to the Employee for each of the performance periods ending within the two calendar years immediately preceding the calendar year of termination of the Employee's employment, such lump sum payment to be made within ten (2) days following such termination of employment (or, if payment cannot be made at that time without giving rise to the penalty described in Section 409A(a)(1)(B) of the Code, such payment shall be delayed until the earliest date that payment may be made consistent with the requirements of Section 409A of the Code), (b) the bonus compensation which the Employee had earned under the Key Executive Bonus Plan for all performance periods that ended before the date of the Employee's termination of employment, (c) the bonus compensation which the Employee had earned under the Key Executive Bonus Plan for the performance period in which his employment terminates (determined as if such performance period had ended as of the date of his termination of employment), (d) continued medical and dental benefits for the Employee and his spouse and dependents at the Company's expense for a period of sixty (60) months following the termination of the Employee's employment on terms that are no less favorable to the Employee and his spouse and dependents than those in effect immediately before such termination of employment, and (e) full and immediate vesting of any outstanding stock options and shares of restricted stock. If the Employee obtains medical or dental benefits under a subsequent employer's medical or dental plans, the Company may reduce or eliminate the coverages and benefits it is required to provide pursuant to clause
(d) of the preceding sentence so long as the aggregate coverages and benefits of the combined plans are no less favorable to the Employee and his spouse and dependents than the coverages and benefits required to be provided by clause (d) of the preceding sentence. Notwithstanding the foregoing, the Employee shall be entitled to the payment and benefits described in clauses (a), (d) and (e) of the second preceding sentence only if (i) he executes a release agreement acceptable to the Board of Directors of the Company releasing all legally waivable claims against the Company and its subsidiaries and affiliates and all present and former directors, officers, agents, representatives, employees, successors and assigns of the Company and its subsidiaries and affiliates and the Company's direct and indirect owners, and (ii) he has complied with his obligations under Sections 6 and 7 hereof. If the Employee voluntarily leaves the employ of the Company at any time during the Employment Period pursuant to Section 5.06 hereof for any reason other than a Good Reason termination, the Employee shall be entitled to
(a) the Base Salary pursuant to Section 4.01 hereof for the period (up to 45 days) that the Employee remains in the employ of the Company and
(b) the bonus compensation which the Employee had earned under the Key Executive Bonus Plan for all performance periods that ended before the date of the Employee's termination of employment and (c)the Employee shall receive bonus compensation for the performance period in which his employment terminates equal to the bonus he received in the preceding quarter.

     6.   NON-COMPETITION
          ...............

          6.01 In view of the unique and valuable services it is expected the Employee will render to the Company, the Employee's knowledge of the business of the Company and proprietary information relating to the business of the Company and similar knowledge regarding the Company it is expected the Employee will obtain during the course of his employment with the Company and in consideration of this Agreement and the compensation to be received by the Employee hereunder, the Employee agrees that for so long as he is employed by the Company and for a period of one year thereafter, he will not compete with the Company (or any of its subsidiaries now owned or hereafter acquired), or, directly or indirectly, own, manage, operate, control, loan money to, or participate in the ownership, management, operation or control of, or be connected with as a director, officer, employee, partner, consultant, agent, independent contractor or otherwise, or acquiesce in the use of his name in, any other business or organization which competes with the Company (or any of its subsidiaries now owned or hereafter acquired) in any geographical area in which the Company or its subsidiaries is then conducting business or any geographical area in which, to the knowledge of the Employee, the Company or its subsidiaries plans to conduct business within a six (6) month period; provided, however, that the Employee shall be permitted to own less than a 5% interest as a shareholder in any company which is listed on any national securities exchange even though it may be in competition with the Company or its subsidiaries.

          6.02 Since a breach of the provisions of this Section 6 could not adequately be compensated by money damages and will cause irreparable injury to the Company, the Company shall be entitled, in addition to any other right or remedy available to it, to an injunction or restraining order enjoining such breach or a threatened breach, and no bond or other security shall be required in connection therewith.
The Employee agrees that the provisions of this Section 6 are reasonable and necessary to protect the Company and its business. It is the desire and intent of the parties that the provisions of this Section 6 shall be enforced to the fullest extent permitted under the public policies and laws applied in each jurisdiction in which enforcement is sought. If any restriction contained in this Section 6 shall be deemed to be invalid, illegal or unenforceable by reason of the extent, duration or geographical scope thereof, or otherwise, then the court making such determination shall have the right to reduce such extent, duration, geographical scope or other provision hereof and in its reduced form such restriction shall then be enforceable in the manner contemplated hereby.

     7.   CONFIDENTIAL INFORMATION
          ........................

     All know-how, information, technology, processes, plans, data, specifications, instructions, customer lists, personnel lists, suppliers and other verbal and written communications intended by the Company to be kept confidential ("Confidential Information") which the Employee may now possess or may obtain or create prior to the end of the Employment Period, relating to the business of the Company or its subsidiaries (now owned or hereafter acquired), shall not be published, disclosed or made accessible by the Employee to any other person, firm, partnership, corporation or organization either during or after the termination of his employment or used by him except during his employment by the Company or as may otherwise be required by law. The Employee shall return all tangible evidence of such Confidential Information to the Company prior to or at the termination of his employment. Notwithstanding the foregoing, Confidential Information shall not include any information which (i) at the time it is first learned by the Employee is in the public domain, or (ii) after disclosure to the Employee, enters the public domain without fault of the Employee.

     8.   CODE SECTION 409A
          .................

     It is intended that any payments under this Agreement comply with
Section 409A of the Code (and any regulations and guidance issued thereunder) to the extent such payments would constitute nonqualified deferred compensation subject to said Section 409A, and this Agreement shall be interpreted consistently with such intent. If an amendment to this Agreement is necessary in order for any such payments to comply with said Section 409A, the parties hereto agree to negotiate in good faith to amend this Agreement so as to comply with said Section 409A in a manner that preserves the original intent of the parties to the extent reasonably possible.

     9.   WITHHOLDING
          ...........
     The Company may withhold from any amounts payable under this Agreement such federal, state and local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

     10.  SURVIVAL
          ........

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

     12.  NOTICES
          .......

     Any notices or other communications required or permitted to be given hereunder shall be in writing and shall be mailed by certified or registered mail, return receipt requested, or personally delivered against receipt to the party to whom it is to be given at the address of such party set forth in the preamble to this Agreement (or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 12). Any notice or other communication given by certified mail shall be deemed given at the time of certification thereof, except for a notice changing a party's address which shall be deemed given at the time of receipt thereof.

     13.  WAIVER
          ......

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

     14.  BINDING EFFECT
          ..............
     The Employee's rights and obligations under this Agreement shall not be transferable by assignment or otherwise, such rights shall not be subject to commutation, encumbrance, or the claims of the Employee's creditors, and any attempt to do any of the foregoing shall be void.
The provisions of this Agreement shall be binding upon and inure to the benefit of the Employee, his heirs, executors, and administrators, and shall be binding upon and inure to the benefit of the Company and its successors and assigns.

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

                                           /s/ Antoine Dominic
                                           ......................
                                           ANTOINE DOMINIC

                                           EXCEL TECHNOLOGY, INC.

                                           By:  /s/ J.Donald Hill
                                                ........................
                                                J. Donald Hill, Chairman

EXHIBIT 10.6

                          EMPLOYMENT AGREEMENT

     EMPLOYMENT AGREEMENT (this "Agreement"), dated as of the 15th day of February, 2007, by and between EXCEL TECHNOLOGY, INC., a Delaware corporation with its principal corporate offices located at 41 Research Way, East Setauket, New York 11733 (the "Company"), and ALICE VARISANO, an individual currently residing at 85 Melanie Lane, Syosset, New York 11791 (the "Employee").


                          W I T N E S S E T H:
                          ...................

     WHEREAS, the Company is engaged in the business of designing, developing, manufacturing and marketing lasers and laser systems; and

     WHEREAS, the Employee is the Chief Financial Officer and Director of Human Resources of the Company; and

     WHEREAS, The Company and the Employee entered into an Employment Agreement dated as of December 27, 2004, and entered into agreements dated as of May 5, 2005; and

     WHEREAS, the Company and the Employee desire to enter into a new agreement setting forth the terms and conditions of the Employee's employment, which shall replace the Prior Employment Agreement;

     NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereto agree as follows:

     1.   EMPLOYMENT.  Subject to the terms and conditions set forth
          ..........
herein, the Company hereby employs and engages the Employee to serve as its Chief Financial Officer and its Director of Human Resources, and the Employee hereby agrees to serve the Company in such capacities, for the period commencing on the date hereof and ending on fourth anniversary of the date hereof (the "Employment Period"), unless sooner terminated pursuant to the express provisions hereof.

     2.   DUTIES.  The Employee shall serve as the Company's Chief
          .......
Financial Officer and the Company's Director of Human Resources, subject to the direction and control of the Senior Executive Officers (as defined below) and the Company's Board of Directors (the "Board"). The Employee shall perform such duties and functions, consistent with the office of Chief Financial Officer and the office of Director of Human Resources, as the Senior Executive Officers or the Board, from time to time, shall determine, including, without limitation, serving as a consultant to Affiliates (as defined below) of the Company. In doing so, the Employee shall promote the interests of the Company pursuant to and in accordance with, and shall faithfully adhere to, the business policies and procedures established from time to time by the Senior Executive Officers or the Board. The Employee shall report to a Senior Executive Officer. As used herein, "Senior Executive Officers" shall mean the Company's [Chairman of the Board], Chief Executive Officer, President, and such other officers as the Chief Executive Officer or the Board may determine; and "Affiliate" shall mean, with respect to the Company, any entity that, directly or indirectly, controls, is controlled by, or is under common control with, the Company.

     3.   TIME TO BE DEVOTED TO EMPLOYMENT.  Except during vacation
          .................................
periods or absences due to temporary illness, the Employee shall devote all of her professional and business time, attention, and energies to her duties and responsibilities hereunder. Except for business trips which shall be necessary or desirable in the Company's business, the Employee shall perform her duties and responsibilities hereunder at the principal offices of the Company.

     4.   COMPENSATION; FRINGES
          .....................

          4.01 As total compensation for all services to be rendered by the Employee hereunder, including all services as an officer, director, or consultant of any of Affiliate of the Company, the Employee shall receive the following:

                 (a) During the Employment Period, the Employee shall receive a salary at the rate of Three Hundred and Twenty Five thousand ($325,000) per annum (the "Base Salary"), which Base Salary shall be subject to federal, state, and other tax withholdings, shall payable in accordance with the Company's normal payroll procedures for executive employees, and shall subject to annual review and adjustment by the Company.

                 (b) During the Employment Period, the Employee shall receive a yearly bonus as determined by the Board, which bonus shall not be less than $100,000 (the "Minimum Bonus").

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

          4.05 During the Employment period, the Employee shall be entitled to a yearly, expense allowance of $25,000 (the "Expense
Allowance").

     5.   TERMINATION
          ...........

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

                 (b) If the Company terminates the Employee's employment without Cause, or if the Employee resigns for Good Reason, then the Company shall be obligated to pay to the Employee (i) all earned but unpaid Base Salary, Minimum Bonus, Expense Allowance, and benefits due to the Employee hereunder through the date of such termination, and to reimburse the Employee for all reimbursable business expenses (as set forth in Section 4.02 hereof) incurred by the Employee through the date of such termination. In addition, the Company shall pay to the Employee a [lump sum] severance payment equal to the Base Salary, Prior Year Bonus, and Expense Allowance in effect on the date of such termination.

                 (c) In the event a Change of Control (as defined below) occurs during the Employment Period, then the Employee shall be entitled to (i) a payment equal to the product of (A) 2.99 and (B) the Employee's "annualized includible compensation" as that term is defined in Section 280G of the Code and the regulations thereunder for the period consisting of the most recent five (5) taxable years ending
before the date of the Change of Control   The amount payable pursuant
to clause (i) of the preceding sentence shall be paid by the Company in a single lump sum in cash within ten (10) days after the occurrence of
the Change of Control.    Notwithstanding the foregoing, the Employee
shall be entitled to the payment described in the first sentence of this
Section 4.08 only if he (i) executes a release agreement acceptable to the Board of Directors of the Company releasing all legally waivable claims against the Company and its subsidiaries and affiliates and all present and former directors, officers, agents, representatives, employees, successors and assigns of the Company and its subsidiaries and affiliates and the Company's direct and indirect owners and (ii) has complied with his obligations under Sections 6 and 7 hereof. For purposes of this Section 4.08, a Change of Control shall mean (a) the acquisition by any person (including a person defined in Section 13(d)(3) or Section 14(d)(2) of the Securities Exchange Act of 1934 ("Exchange Act")), entity or group) of more than 50% of either the then outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors, (b) the sale of all or substantially all of the assets of the Company in a transaction or series of transactions, (c) the merger or consolidation of the Company with another entity other than a merger or consolidation in which the shareholders of the Company immediately prior to the merger or consolidation hold, directly or indirectly, at least a majority of the outstanding voting power of the outstanding voting securities or common stock of the continuing or surviving company immediately after such merger or consolidation, or (d) individuals who, as of the date hereof, constitute the Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent Board.

     6.   NON-COMPETITION; NON-SOLICITATION
          .................................

          6.01 In view of the unique and valuable services it is expected the Employee will render to the Company and the knowledge regarding the Company it is expected the Employee will obtain during the course of her employment with the Company, and in consideration of this Agreement and the compensation to be received by the Employee hereunder, the Employee agrees that for so long as she is employed by the Company and for a period of [one] year thereafter (the "Covenant Period"), she will not compete with the Company (or any of its Affiliates) or, directly or indirectly, own, manage, operate, control, loan money to, or participate in the ownership, management, operation or control of, or be connected with as a director, officer, employee, partner, consultant, agent, independent contractor or otherwise, or acquiesce in the use of her name in, any other business or organization which competes with the Company (or any of its Affiliates) in any geographical area in which the Company or its Affiliates is then conducting business or any geographical area in which, to the knowledge of the Employee, the Company or its Affiliates plans to conduct business within a six (6) month period; provided, however, the Employee shall be permitted to own less than a 5% interest as a shareholder in any company which is listed on any national securities exchange even though it may be in competition with the Company or its Affiliates.

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

     7.   RETURN OF COMPANY PROPERTY.  The Employee acknowledges and
          ...........................
agrees that all computers, equipment, software, records, plans, manuals, guides, memoranda, lists, correspondence with customers or representatives, reports, records, charts, advertising materials, and any data and other property delivered to or acquired by the Employee by or on behalf of the Company or any of its Affiliates or by an agent, representative or customer of any of them (including, but not limited to, any such customers obtained by the Employee), and all records compiled by the Employee which pertain to the business of the Company or its Affiliates, shall be and remain the property of the Company or its Affiliate, as the case may be, and be subject at all times to the discretion and control of the Company or its Affiliates, as the case may, and shall be delivered promptly to the Company or such Affiliate, without request, by the Employee upon the termination of the Employee's employment.

     8.   CONFIDENTIAL INFORMATION.  In the course of performing her
          .........................
duties hereunder or otherwise, the Employee may become aware of confidential or proprietary information of Company or any Affiliate of the Company (for purposes of this Section 8, the "Company"), including, but not limited to, trade secrets, product information, technical information, software programs, software code, designs, prototypes, methods, techniques, plans, processes, strategies, product pricing, research and development activities, sales goals, marketing information, customer and potential customer lists, vendor lists, and other information which the Company is obligated to keep confidential pursuant to the Company's obligations to third parties (collectively, "Confidential Information"). The Employee shall maintain in strict confidence and shall not use for her own benefit, directly or indirectly, any Confidential Information, and shall not publish, disseminate, or disclose any Confidential Information without the express written permission of the Company, except to the extent necessary to carry out her duties hereunder. The term "Confidential Information" shall not include information which becomes public knowledge without the breach of any obligation of confidentiality of the Employee. The covenants contained in this Section 8 shall survive the termination or expiration of this Agreement.

     9.   SPECIFIC PERFORMANCE.  In the event of a breach or a
          .....................
threatened breach by the Employee of the provisions of Sections 6, 7, or 8 (collectively, the "Restrictive Covenants"), the Company shall be entitled, without being required to post any bond or other security or prove special damages, to an injunction, to have the Restrictive Covenants specifically enforced by a court of competent jurisdiction, or to such other equitable relief as may be necessary or desirable to enforce the Restrictive Covenants (including, in the case of a breach of Section 8 hereof, restraining the Employee from disclosing, in whole or in part, the Confidential Information, or from rendering any services to any person, firm, corporation, association, or other entity to whom such Confidential Information, in whole or in part, has been disclosed or is threatened to be disclosed). Nothing contained herein shall be construed as prohibiting the Company from pursuing any other rights or remedies available to the Company, under law and in equity, for such breach or threatened breach, including the recovery of damages from the Employee.

     10.  SURVIVAL.  The covenants and agreements contained in or made
          .........
pursuant to this Agreement shall survive the Employee's termination of employment, irrespective of any investigation made by or on behalf of any party.

     11.  ENTIRE AGREEMENT; MODIFICATION.  This Agreement sets forth the
          ...............................
entire understanding of the parties with respect to the subject matter hereof, supersedes all existing agreements between them concerning such subject matter, and may be modified, supplemented or discharged only by a written instrument duly executed by each party.

     12.  NOTICES.  Any notices or other communication required or
          ........
permitted to be given hereunder shall be in writing and shall be deemed to have been given (a) when faxed or personally delivered, (b) one (1) business day after being sent by reputable "overnight" courier, or (c) five days after being mailed by certified or registered mail, return receipt requested, postage prepaid, to the parties at their addresses set forth in the preamble to this Agreement (or to such other address as a party shall have furnished in writing to the other party in accordance with the provisions of this Section 12, provided that notice of change of address shall be effective only upon receipt).

     13.  WAIVER.  Any waiver by either party of a breach of any
          .......
provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing.

     14.  BINDING EFFECT.   The Employee's rights and obligations under
          ...............
this Agreement shall not be transferable by assignment or otherwise, such rights shall not be subject to commutation, encumbrance, or the claims of the Employee's creditors, and any attempt to do any of the foregoing shall be void. The provisions of this Agreement shall be binding upon and inure to the benefit of the Employee, her heirs, executors, and administrators, and shall be binding upon and inure to the benefit of the Company and its successors and assigns.

     15.  HEADINGS.  The headings in this Agreement are solely for the
          .........
convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.

     16.  COUNTERPARTS; GOVERNING LAW.  This Agreement may be executed
          ............................
in several counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.
This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to any doctrine pertaining to the conflict of laws.

     17.  REPRESENTATIONS, WARRANTIES, AND AGREEMENTS.  The Employee
          ............................................
represents and warrants to the Company that (a) the execution, delivery and performance of this Agreement by the Employee does not and will not conflict with, breach, violate or cause a default under any contract, agreement, instrument, order, judgment or decree to which the Employee is a party or by which she is bound, (b) the Employee is not a party to or bound by any employment agreement, non-compete agreement, confidentiality agreement, restrictive covenant or other restrictions, whether written or oral, with any other person or entity, and (c) upon the execution and delivery of this Agreement by the Employee, this Agreement shall be the valid and binding obligation of the Employee, enforceable against her in accordance with its terms. The Employee agrees to submit to a medical examination (at the Company's expense) and to cooperate and supply such other information and documents as may be required by any insurance company in connection with the Company's obtaining any type of insurance or fringe benefit as the Company shall determine from time to time to obtain.

     18.  PUBLICITY.  During the Employment Period (and, solely with
          ..........
respect publicity materials or presentation materials in existence at the end of the Employment Period, for the six-month period after the Employment Period), the Company shall have the right to use the Employee's name and likeness in any publicity materials prepared by it and in presentations to current or prospective clients, investors, and others. The Employee shall not have the right to use the Company's name in any publications or publicity or materials prepared by her without obtaining the prior written consent of the Company, which consent shall not be unreasonably withheld.



                   [SIGNATURES FOLLOW ON NEXT PAGE]



   IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the day and year above written.

                                           /s/ Alice Varisano
                                           .............................
                                           ALICE VARISANO


                                           EXCEL TECHNOLOGY, INC.


                                           By: /s/ Antoine Dominic
                                               .........................
                                               Antoine Dominic, CEO

EXHIBIT 10.8

                         EXCEL TECHNOLOGY, INC

                        STOCK ISSUANCE AGREEMENT
                        ........................

          AGREEMENT made as of this ...day of ............ 20.., by and between Excel Technology, a Delaware corporation, and
.........................., Participant in the Corporation's 2006 Stock
Option/Stock Issuance Plan.

          All capitalized terms in this Agreement shall have the meaning assigned to them in this Agreement or in the attached Appendix.

     A.   PURCHASE OF SHARES
          ..................

          1.   Purchase.  Participant hereby purchases ...........
               .........
shares of Common Stock (the "Purchased Shares") pursuant to the provisions of the Stock Issuance Program at the purchase price of
$................... per share (the "Purchase Price").

          2.   Payment.  Concurrently with the delivery of this
               ........
Agreement to the Corporation, Participant shall pay the Purchase Price for the Purchased Shares in cash or cash equivalent and shall deliver a duly-executed blank Assignment Separate from Certificate (in the form attached hereto as Exhibit I) with respect to the Purchased Shares.

          3.   Stockholder Rights.  Until such time as the Corporation
               ...................
exercises the Repurchase Right, Participant (or any successor in interest) shall have all stockholder rights (including voting, dividend and liquidation rights) with respect to the Purchased Shares, subject, however, to the transfer restrictions of Articles B and C.

     A.   SECURITIES LAW COMPLIANCE.
          .........................

          1.  Restricted Securities.  Participant hereby confirms that
              ......................
Participant has been informed that, unless a Form S-8 registration statement covering the Purchased Shares has been filed under the 1933 Act at the time of the sale/issuance of the Purchased Shares to Participant, the Purchased Shares are restricted securities under the 1933 Act and may not be resold or transferred unless the Purchased Shares are first registered under the Federal securities laws or unless an exemption from such registration is available. Accordingly, Participant hereby acknowledges that Participant is prepared to hold the Purchased Shares for an indefinite period and is aware that SEC Rule 144 promulgated under the 1933 Act, which exempts certain resales of unrestricted securities, may not presently be available to exempt the resale of the Purchased Shares from the registration requirements of the 1933 Act.

          2.   Disposition of Purchased Shares.  Participant shall make
               ................................
no disposition of the Purchased Shares (other than a Permitted Transfer) unless and until there is compliance with all of the following requirements:

               (i) Participant shall have provided the Corporation with a written summary of the terms and conditions of the proposed disposition.

               (ii) Participant shall have complied with all requirements of this Agreement applicable to the disposition of the Purchased Shares.

               (iii) Participant shall have provided the Corporation with written assurances, in form and substance satisfactory to the Corporation, that (a) the proposed disposition does not require registration of the Purchased Shares under the 1933 Act or (b) all appropriate action necessary for compliance with the registration requirements of the 1933 Act or any exemption from registration available under the 1933 Act (including Rule 144) has been taken.

          The Corporation shall not be required (i) to transfer on its books any Purchased Shares which have been sold or transferred in violation of the provisions of this Agreement or (ii) to treat as the owner of the Purchased Shares, or otherwise to accord voting, dividend or liquidation rights to, any transferee to whom the Purchased Shares have been transferred in contravention of this Agreement.

          3.   Restrictive Legends.  The stock certificates for the
               ....................
Purchased Shares shall be endorsed with one or more of the following restrictive legends:

               "The shares represented by this certificate have not been registered under the Securities Act of 1933. The shares may not be sold or offered for sale in the absence of (a) an effective registration statement for the shares under such Act, (b) a "no action" letter of the Securities and Exchange Commission with respect to such sale or offer or
(c) satisfactory assurances to the Corporation that registration under such Act is not required with respect to such sale or offer."

               "The shares represented by this certificate are subject to certain repurchase rights granted to the Corporation and accordingly may not be sold, assigned, transferred, encumbered, or in any manner disposed of except in conformity with the terms of a written agreement dated .............., 20.. between the Corporation and the registered holder of the shares (or the predecessor in interest to the shares). A copy of such agreement is maintained at the Corporation's principal corporate offices.

     C.   TRANSFER RESTRICTIONS
          .....................

          1.   Restriction on Transfer.  Except for any Permitted
               ........................
Transfer, Participant shall not transfer, assign, encumber or otherwise dispose of any of the Purchased Shares which are subject to the Repurchase Right. In addition, Purchased Shares which are released from the Repurchase Right shall not be transferred, assigned, encumbered or otherwise disposed of in contravention of the Market Stand-Off.

          2.   Transferee Obligations.  Each person (other than the
               .......................
Corporation) to whom the Purchased Shares are transferred by means of a Permitted Transfer must, as a condition precedent to the validity of such transfer, acknowledge in writing to the Corporation that such person is bound by the provisions of this Agreement and that the transferred shares are subject to (i) the Repurchase Right, and (ii) the Market Stand-Off, to the same extent such shares would be so subject if retained by Participant.

          3.   Market Stand-Off.
               .................

               (a) In connection with any underwritten public offering by the Corporation of its equity securities pursuant to an effective registration statement filed under the 1933 Act, Owner shall not sell, make any short sale of, loan, hypothecate, pledge, grant any option for the purchase of, or otherwise dispose or transfer for value or otherwise agree to engage in any of the foregoing transactions with respect to, any Purchased Shares without the prior written consent of the
Corporation or its underwriters.   Such restriction (the "Market Stand-
Off") shall be in effect for such period of time from and after the effective date of the final prospectus for the offering as may be requested by the Corporation or such underwriters. In no event, however, shall such period exceed one hundred eighty (180) days and the Market Stand-Off shall in all events terminate two (2) years after the effective date of the Corporation's public offering.

               (b) Owner shall be subject to the Market Stand-Off provided and only if the officers and directors of the Corporation are also subject to similar restrictions.

               (c) Any new, substituted or additional securities which are by reason of any Recapitalization or Reorganization distributed with respect to the Purchased Shares shall be immediately subject to the Market Stand-Off, to the same extent the Purchased Shares are at such time covered by such provisions.

               (d) In order to enforce the Market Stand-Off, the Corporation may impose stop-transfer instructions with respect to the Purchased Shares until the end of the applicable stand-off period.

     D.   REPURCHASE RIGHT
          ................

          1.   Grant.  The Corporation is hereby granted the right (the
               ......
"Repurchase Right"), exercisable at any time during the sixty (60)-day period following the date Participant ceases for any reason to remain in Service, to repurchase at the Purchase Price any or all of the Purchased Shares in which Participant is not, at the time of his or her cessation of Service, vested in accordance with the provisions of this Article D Vesting Schedule (such shares to be hereinafter referred to as the "Unvested Shares").

          2.   Exercise of the Repurchase Right.  The Repurchase Right
               .................................
shall be exercisable by written notice delivered to each Owner of the Unvested Shares prior to the expiration of the sixty (60)-day exercise period. The notice shall indicate the number of Unvested Shares to be repurchased and the date on which the repurchase is to be effected, such date to be not more than thirty (30) days after the date of such notice. The certificates representing the Unvested Shares to be repurchased shall be delivered to the Corporation on or before the close of business on the date specified for the repurchase. Concurrently with the receipt of such stock certificates, the Corporation shall pay to Owner, in cash or cash equivalents (including the cancellation of any purchase-money indebtedness), an amount equal to the Purchase Price previously paid for the Unvested Shares which are to be repurchased from Owner.

          3.   Termination of the Repurchase Right.  The Repurchase
               ....................................
Right shall terminate with respect to any Unvested Shares for which it is not timely exercised under Paragraph D.2. In addition, the Repurchase Right shall terminate and cease to be exercisable with respect to any and all Purchased Shares in which Participant vests in accordance with the following Vesting Schedule:

               Participant shall vest in [twenty-five percent (25%)] of the Purchased Shares, and the Repurchase Right shall concurrently lapse with respect to those Purchased Shares, upon Participant's completion of one (1) year of
     Service measured from ................., 20...

               Participant shall vest in the remaining
      [seventy-five percent (75%)] of the Purchased Shares, and the Repurchase Right shall concurrently lapse with respect to those Purchased Shares, [in a series of thirty-six (36) successive equal monthly installments upon Participant's completion of each additional month of Service over the thirty-six (36)-month period measured from the date on which the first twenty-five percent (25%) of the Purchased Shares vests hereunder.]

          All Purchased Shares as to which the Repurchase Right lapses shall, however, remain subject to the Market Stand-Off.

          4.   Recapitalization.  Any new, substituted or additional
          .................
securities or other property (including cash paid other than as a regular cash dividend) which is by reason of any Recapitalization distributed with respect to the Purchased Shares shall be immediately subject to the Repurchase Right and any escrow requirements hereunder, but only to the extent the Purchased Shares are at the time covered by such right or escrow requirements. Appropriate adjustments to reflect such distribution shall be made to the number and/or class of Purchased Shares subject to this Agreement and to the price per share to be paid upon the exercise of the Repurchase Right in order to reflect the effect of any such Recapitalization upon the Corporation's capital structure; provided, however, that the aggregate purchase price shall remain the same.

          5.   Corporate Transaction.
               ......................

               (a) The Repurchase Right shall automatically terminate in its entirety, and all the Purchased Shares shall vest in full, immediately prior to the consummation of any Corporate Transaction.

               (b) The Repurchase Right may also terminate on an accelerated basis, and the Purchased Shares shall immediately vest in full, in accordance with the terms and conditions of any special addendum attached to this Agreement.

     E.   SPECIAL TAX ELECTION
          ....................

          1. Section 83(b) Election. Under Code Section 83, the excess of the Fair Market Value of the Purchased Shares on the date any forfeiture restrictions applicable to such shares lapse over the Purchase Price paid for such shares will be reportable as ordinary income on the lapse date. For this purpose, the term "forfeiture restrictions" includes the right of the Corporation to repurchase the Purchased Shares pursuant to the Repurchase Right. Participant may elect under Code Section 83(b) to be taxed at the time the Purchased Shares are acquired, rather than when and as such Purchased Shares cease to be subject to such forfeiture restrictions. Such election must be filed with the Internal Revenue Service within thirty (30) days after
the date of this Agreement.   Even if the Fair Market Value of the
Purchased Shares on the date of this Agreement equals the Purchase Price paid (and thus no tax is payable), the election must be made to avoid adverse tax consequences in the future. THE FORM FOR MAKING THIS
ELECTION IS ATTACHED AS EXHIBIT II HERETO.   PARTICIPANT UNDERSTANDS
THAT FAILURE TO MAKE THIS FILING WITHIN THE APPLICABLE THIRTY (30)-DAY PERIOD WILL RESULT IN THE RECOGNITION OF ORDINARY INCOME AS THE FORFEITURE RESTRICTIONS LAPSE.

          2. FILING RESPONSIBILITY. PARTICIPANT ACKNOWLEDGES THAT IT IS PARTICIPANT'S SOLE RESPONSIBILITY, AND NOT THE CORPORATION'S, TO FILE A TIMELY ELECTION UNDER CODE SECTION 83(b), EVEN IF PARTICIPANT REQUESTS THE CORPORATION OR ITS REPRESENTATIVES TO MAKE THIS FILING ON HIS OR HER BEHALF.

     F.   GENERAL PROVISIONS
          ..................

          1.   Assignment.  The Corporation may assign the Repurchase
               ...........
Right to any person or entity selected by the Board, including (without limitation) one or more stockholders of the Corporation. If the assignee of the Repurchase Right is other than (i) a wholly owned subsidiary of the Corporation or (ii) the parent corporation owning one hundred percent (100%) of the Corporation's outstanding capital stock, then such assignee must make a cash payment to the Corporation, upon the assignment of the Repurchase Right, in an amount equal to the excess (if any) of (i) the Fair Market Value of the Purchased Shares at the time subject to the assigned Repurchase Right over (ii) the aggregate repurchase price payable for the Purchased Shares.

          2.   No Employment or Service Contract.  Nothing in this
               ..................................
Agreement or in the Plan shall confer upon Participant any right to continue in Service for any period of specific duration or interfere with or otherwise restrict in any way the rights of the Corporation (or any Parent or Subsidiary employing or retaining Participant) or of Participant, which rights are hereby expressly reserved by each, to terminate Participant's Service at any time for any reason, with or without cause.

          3.   Notices.  Any notice required to be given under this
               ........
Agreement shall be in writing and shall be deemed effective upon personal delivery or upon deposit in the U.S. mail, registered or certified, postage prepaid and properly addressed to the party entitled to such notice at the address indicated below such party's signature line on this Agreement or at such other address as such party may designate by ten (10) days advance written notice under this paragraph to all other parties to this Agreement.

          4.   No Waiver.  The failure of the Corporation in any
              ...........
instance to exercise the Repurchase Right shall not constitute a waiver of any other repurchase rights that may subsequently arise under the provisions of this Agreement or any other agreement between the Corporation and Participant. No waiver of any breach or condition of this Agreement shall be deemed to be a waiver of any other or subsequent breach or condition, whether of like or different nature.

          5.   Cancellation of Shares.  If the Corporation shall make
               .......................
available, at the time and place and in the amount and form provided in this Agreement, the consideration for the Purchased Shares to be repurchased in accordance with the provisions of this Agreement, then from and after such time, the person from whom such shares are to be repurchased shall no longer have any rights as a holder of such shares (other than the right to receive payment of such consideration in accordance with this Agreement). Such shares shall be deemed purchased in accordance with the applicable provisions hereof, and the Corporation shall be deemed the owner and holder of such shares, whether or not the certificates therefore have been delivered as required by this Agreement.

     G.   MISCELLANEOUS PROVISIONS
          ........................

          1.   Governing Law.  This Agreement shall be governed by, and
               ..............
construed in accordance with, the laws of the State of Delaware without resort to that State's conflict-of-laws rules.

          2.   Participant Undertaking.  Participant hereby agrees to
               ........................
take whatever additional action and execute whatever additional documents the Corporation may deem necessary or advisable in order to carry out or effect one or more of the obligations or restrictions imposed on either Participant or the Purchased Shares pursuant to the provisions of this Agreement.

          3.   Agreement is Entire Contract. This Agreement constitutes
               .............................
the entire contract between the parties hereto with regard to the subject matter hereof. This Agreement is made pursuant to the provisions of the Plan and shall in all respects be construed in conformity with the terms of the Plan.

          4.   Counterparts.  This Agreement may be executed in
               .............
counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

          5.   Successors and Assigns.  The provisions of this Agreement
               .......................
shall inure to the benefit of, and be binding upon, the Corporation and its successors and assigns and upon Participant, Participant's assigns and the legal representatives, heirs and legatees of Participant's estate, whether or not any such person shall have become a party to this Agreement and have agreed in writing to join herein and be bound by the terms hereof.

     IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first indicated above.


                                                 EXCEL TECHNOLOGY, INC.

                                                 By:  ..................

                                                 Title:  ...............

                                                 Address:  .............

                                                 .......................

                                                 .......................
                                                         PARTICIPANT
                                                 Address:  .............

                                                 .......................

                         SPOUSAL ACKNOWLEDGMENT

     The undersigned spouse of Participant has read and hereby approves the foregoing Stock Issuance Agreement. In consideration of the Corporation's granting Participant the right to acquire the Purchased Shares in accordance with the terms of such Agreement, the undersigned hereby agrees to be irrevocably bound by all the terms of such Agreement, including (without limitation) the right of the Corporation (or its assigns) to purchase any Purchased Shares in which Participant is not vested at the time of his or her cessation of Service.



                                                 .......................
                                                 PARTICIPANT'S SPOUSE

                                                 Address:  .............

                                                 .......................

                               EXHIBIT I

                 ASSIGNMENT SEPARATE FROM CERTIFICATE

          FOR VALUE RECEIVED I hereby sell(s), assign(s) and transfer(s) unto Excel Technology, Inc. (the "Corporation"),
.............. (....) shares of the Common Stock of the Corporation standing in his or her name on the books of the Corporation represented by Certificate No. ............ herewith and do(es) hereby irrevocably constitute and appoint ................... Attorney to transfer the said stock on the books of the Corporation with full power of substitution in the premises.

Dated: .............


                                                 Signature .............

Instruction: Please do not fill in any blanks other than the signature line. Please sign exactly as you would like your name to appear on the issued stock certificate. The purpose of this assignment is to enable the Corporation to exercise the Repurchase Right without requiring additional signatures on the part of Participant.


                              EXHIBIT II

                      SECTION 83(b) TAX ELECTION

                      SECTION 83(b) TAX ELECTION

This statement is being made under Section 83(b) of the Internal Revenue Code, pursuant to Treas. Reg. Section 1.83-2.

(1)  The taxpayer who performed the services is:

     Name:
     Address:
     Taxpayer Ident. No.:

(2)  The property with respect to which the election is being made
     is.............shares of the common stock of Excel Technology, Inc.

(3)  The property was issued on ............., 20...

(4) The taxable year in which the election is being made is the calendar year 20...

(5) The property is subject to a repurchase right pursuant to which the issuer has the right to acquire the property at the original purchase price if for any reason taxpayer's employment with the issuer is terminated. The issuer's repurchase right lapses in a series of [annual and monthly installments] over a [four (4)-year period] ending on ................, 200..

(6) The fair market value at the time of transfer (determined without regard to any restriction other than a restriction which by its terms will never lapse) is $.... per share.

(7)  The amount paid for such property is $ ...... per share.

(8) A copy of this statement was furnished to Excel Technology, Inc for whom taxpayer rendered the services underlying the transfer of property.

This statement is executed on .............., 20...

.................................        ................................
      Spouse (if any)                                Taxpayer

This election must be filed with the Internal Revenue Service Center with which taxpayer files his or her Federal income tax returns and must be made within thirty (30) days after the execution date of the Stock Issuance Agreement. This filing should be made by registered or certified mail, return receipt requested. Participant must retain two
(2) copies of the completed form for filing with his or her Federal and state tax returns for the current tax year and an additional copy for his or her records.




                              EXHIBIT III

                 2006 STOCK OPTION/STOCK ISSUANCE PLAN

                               APPENDIX
                               ........

     The following definitions shall be in effect under the Agreement:

     A.   Agreement shall mean this Stock Issuance Agreement.
          .........

     B.   Board shall mean the Corporation's Board of Directors.
          .....

     C.   Code shall mean the Internal Revenue Code of 1986, as amended.
          ....

     D.   Common Stock shall mean the Corporation's common stock.
          ............

     E.   Corporate Transaction shall mean either of the following
          .....................
stockholder-approved transactions:

          (i) a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of the Corporation's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction, or

          (ii) the sale, transfer or other disposition of all or substantially all of the Corporation's assets in complete liquidation or dissolution of the Corporation.

     F.   Corporation shall mean Excel Technology, Inc., a Delaware
          ...........
corporation.

     G.   Fair Market Value per share of Common Stock on any relevant
          .................
date shall be determined in accordance with the following provisions:

          (a) If the Common Stock is at the time traded on the Nasdaq National Market, then the Fair Market Value shall be the closing selling price per share of Common Stock on the date in question, as such price is reported by the National Association of Securities Dealers on the Nasdaq National Market. If there is no closing selling price for the Common Stock on the date in question, then the
     Fair Market Value shall be the closing selling price on the last preceding date for which such quotation exists.

          (b) If the Common Stock is at the time listed on any Stock Exchange, then the Fair Market Value shall be the closing selling price per share of Common Stock on the date in question on the
Stock
     Exchange determined by the Plan Administrator to be the primary market for the Common Stock, as such price is officially quoted in the composite tape of transactions on such exchange. If there is no
     closing selling price for the Common Stock on the date in question, then the Fair Market Value shall be the closing selling price on the
     last preceding date for which such quotation exists.

          (c) If the Common Stock is at the time neither listed on any Stock Exchange nor traded on the Nasdaq National Market, then the Fair Market Value shall be determined by the Plan Administrator after
     taking into account such factors as the Plan Administrator shall deem appropriate.

     H.   Market Stand-Off shall mean the market stand-off restriction
          ................
specified in Paragraph C.3.

     I.   1933 Act shall mean the Securities Act of 1933, as amended.
          ........

     J.   Owner shall mean Participant and all subsequent holders of the
          .....
Purchased Shares who derive their chain of ownership through a Permitted Transfer from Participant.

     K.   Parent shall mean any corporation (other than the Corporation)
          ......
in an unbroken chain of corporations ending with the Corporation, provided each corporation in the unbroken chain (other than the Corporation) owns, at the time of the determination, stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

     L.   Participant shall mean the person to whom shares are issued
          ...........
under the Stock Issuance Program.

     M.   Permitted Transfer shall mean (i) a gratuitous transfer of the
          ..................
Purchased Shares, provided and only if Participant obtains the Corporation's prior written consent to such transfer, (ii) a transfer of title to the Purchased Shares effected pursuant to Participant's will or the laws of intestate succession following Participant's death or (iii) a transfer to the Corporation in pledge as security for any purchase-money indebtedness incurred by Participant in connection with the acquisition of the Purchased Shares.

     N.   Plan shall mean the Corporation's 2006 Stock Option/Stock
          ....
Issuance Plan attached hereto as Exhibit III.

     O.   Plan Administrator shall mean either the Board or a committee
          ..................
of the Board acting in its capacity as administrator of the Plan.

     P.   Purchase Price shall have the meaning assigned to such term in
          ..............
Paragraph A.l.

     Q.   Purchased Shares shall have the meaning assigned to such term
          ................
in Paragraph A.l.

     R.   Recapitalization shall mean any stock split, stock dividend,
          ................
recapitalization, combination of shares, exchange of shares or other change affecting the Corporation's outstanding Common Stock as a class without the Corporation's receipt of consideration.

     S.   Reorganization shall mean any of the following transactions:
          ..............

          (i) a merger or consolidation in which the Corporation is not the surviving entity,

          (ii) a sale, transfer or other disposition of all or substantially all of the Corporation's assets,

          (iii) a reverse merger in which the Corporation is the surviving entity but in which the Corporation's outstanding voting securities are transferred in whole or in part to a person or persons different from the persons holding those securities immediately prior to the merger, or

          (iv) any transaction effected primarily to change the state in which the Corporation is incorporated or to create a holding company structure.

     T.   Repurchase Right shall mean the right granted to the
          ................
Corporation in accordance with Article D.

     U.   SEC shall mean the Securities and Exchange Commission.
          ...

     V.   Service shall mean the Participant's performance of services
          .......
for the Corporation (or any Parent or Subsidiary) in the capacity of an employee, subject to the control and direction of the employer entity as to both the work to be performed and the manner and method of performance, a nonemployee member of the board of directors or an independent consultant.

     W.   Stock Issuance Program shall mean the Stock Issuance Program
          ......................
under the Plan.

     AA.  Subsidiary shall mean any corporation (other than the
          ..........
Corporation) in an unbroken chain of corporations beginning with the Corporation, provided each corporation (other than the last corporation) in the unbroken chain owns, at the time of the determination, stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

     AB.     Vesting Schedule shall mean the vesting schedule specified
             ................
in Paragraph D.3 pursuant to which Participant is to vest in the Purchased Shares in a series of installments over the Participant's period of Service.

     AC.     Unvested Shares shall have the meaning assigned to such
             ...............
term in Paragraph D.1.

EXHIBIT 10.9

                         EXCEL TECHNOLOGY, INC.
                       STOCK PURCHASE AGREEMENT
                       ........................
                        FOR FULLY VESTED SHARES
                       ........................


          AGREEMENT made this .... day of ................ 20.. by and between Excel Technology, Inc. a Delaware corporation, and ............,
Optionee under the Corporation's 2006 Stock Option/Stock Issuance Plan.

          All capitalized terms in this Agreement shall have the meaning assigned to them in this Agreement or in the attached Appendix.

     A.   EXERCISE OF OPTION
          ..................

          1.   Exercise.  Optionee hereby purchases ....... shares of
               .........
Common Stock (the "Purchased Shares") pursuant to that certain option
(the "Option") granted Optionee on ....................., 20..  (the
"Grant Date") to purchase up to ............... shares of Common Stock
(the "Option Shares") under the Plan at the exercise price of
$............. per share (the "Exercise Price").  The Option Shares are fully vested as of the date of this Agreement under the terms of the Option.

          2.   Payment.  Concurrently with the delivery of this
               ........
 Agreement to the Corporation, Optionee shall pay the Exercise Price for the Purchased Shares in accordance with the provisions of the Option Agreement and shall deliver whatever additional documents may be required by the Option Agreement as a condition for exercise.

     B.   SECURITIES LAW COMPLIANCE
          .........................

          1.   Restricted Securities.   Optionee hereby confirms that
               ......................
Optionee has been informed that, unless a Form S-8 registration statement covering the Purchased Shares has been filed under the 1933 Act at the time of the sale of the Purchased Shares to Participant, the Purchased Shares are restricted securities under the 1933 Act and may not be resold or transferred unless the Purchased Shares are first registered under the Federal securities laws or unless an exemption from such registration is available. Accordingly, Optionee hereby acknowledges that Optionee is prepared to hold the Purchased Shares for an indefinite period and is aware that SEC Rule 144 promulgated under the 1933 Act which exempts certain resales of unrestricted securities may not presently be available to exempt the resale of the Purchased Shares from the registration requirements of the 1933 Act.

          2.   Restrictions on Disposition of Purchased Shares.
               ................................................
Optionee shall make no disposition of the Purchased Shares (other than a Permitted Transfer) unless and until there is compliance with all of the following requirements:

               (i) Optionee shall have provided the Corporation with a written summary of the terms and conditions of the proposed disposition.

               (ii) Optionee shall have complied with all requirements of this Agreement applicable to the disposition of the Purchased Shares.

               (iii) Optionee shall have provided the Corporation with written assurances, in form and substance satisfactory to the Corporation, that (a) the proposed disposition does not require registration of the Purchased Shares under the 1933 Act or (b) all appropriate action necessary for compliance with the registration requirements of the 1933 Act or any exemption from registration available under the 1933 Act (including Rule 144) has been taken.

          The Corporation shall not be required (i) to transfer on its books any Purchased Shares which have been sold or transferred in violation of the provisions of this Agreement or (ii) to treat as the owner of the Purchased Shares, or otherwise to accord voting, dividend or liquidation rights to, any transferee to whom the Purchased Shares have been transferred in contravention of this Agreement.

          3.   Restrictive Legends.  The stock certificates for the
               ....................
Purchased Shares shall be endorsed with the following restrictive legend:

               "The shares represented by this certificate have not been registered under the Securities Act of 1933. The shares may not be sold or offered for sale in the absence of (a) an effective registration statement for the shares under such Act, (b) a "no action" letter of the Securities and Exchange Commission with respect to such sale or offer or
          (c) satisfactory assurances to the Corporation that registration under such Act is not required with respect to such sale or offer."

     C.   TRANSFER RESTRICTIONS
          .....................

          1.   Restriction on Transfer.  Except for any Permitted
               ........................
Transfer, Optionee shall not transfer, assign, encumber or otherwise dispose of any of the Purchased Shares in contravention of the Market Stand-Off.

          2.   Transferee Obligations.  Each person (other than the
               .......................
Corporation) to whom the Purchased Shares are transferred by means of a Permitted Transfer must, as a condition precedent to the validity of such transfer, acknowledge in writing to the Corporation that such person is bound by the provisions of this Agreement and that the transferred shares are subject to the Market Stand-Off, to the same extent such shares would be so subject if retained by Optionee.

          3.   Market Stand-Off.
               .................

               (a) In connection with any underwritten public offering by the Corporation of its equity securities pursuant to an effective registration statement filed under the 1933 Act, Owner shall not sell, make any short sale of, loan, hypothecate, pledge, grant any option for the purchase of, or otherwise dispose or transfer for value or otherwise agree to engage in any of the foregoing transactions with respect to, any Purchased Shares without the prior written consent of the Corporation or its underwriters. Such restriction (the "Market Stand-Off') shall be in effect for such period of time from and after the effective date of the final prospectus for the offering as may be requested by the Corporation or such underwriters. In no event, however, shall such period exceed one hundred eighty (180) days and the Market Stand-Off shall in all events terminate two (2) years after the effective date of the Corporation's public offering.

              (b) Owner shall be subject to the Market Stand-Off provided and only if the officers and directors of the Corporation are also subject to similar restrictions.

               (c) Any new, substituted or additional securities which are by reason of any Recapitalization or Reorganization distributed with respect to the Purchased Shares shall be immediately subject to the Market Stand-Off, to the same extent the Purchased Shares are at such time covered by such provisions.

               (d) In order to enforce the Market Stand-Off, the Corporation may impose stop-transfer instructions with respect to the Purchased Shares until the end of the applicable stand-off period.

     D.   GENERAL PROVISIONS
          ..................

          1.   No Employment or Service Contract.  Nothing in this
               ..................................
Agreement or in the Plan shall confer upon Optionee any right to continue in Service for any period of specific duration or interfere with or otherwise restrict in any way the rights of the Corporation (or any Parent or Subsidiary employing or retaining Optionee) or of Optionee, which rights are hereby expressly reserved by each, to terminate Optionee's Service at any time for any reason, with or without cause.

          2.   Notices.  Any notice required to be given under this
               .......
Agreement shall be in writing and shall be deemed effective upon personal delivery or upon deposit in the U.S. mail, registered or certified, postage prepaid and properly addressed to the party entitled to such notice at the address indicated below such party's signature line on this Agreement or at such other address as such party may designate by ten (10) days advance written notice under this paragraph to all other parties to this Agreement.

          3.   No Waiver.  No waiver of any breach or condition of this
               ..........
Agreement shall be deemed to be a waiver of any other or subsequent breach or condition, whether of like or different nature.

          4.   Optionee Undertaking.  Optionee hereby agrees to take
               .....................
whatever additional action and execute whatever additional documents the Corporation may deem necessary or advisable in order to carry out or effect one or more of the obligations or restrictions imposed on either Optionee or the Purchased Shares pursuant to the provisions of this Agreement.

          5.   Agreement is Entire Contract.  This Agreement constitutes
               .............................
the entire contract between the parties here to with regard to the subject matter hereof. This Agreement is made pursuant to the provisions of the Plan and shall in all respects be construed in conformity with the terms of the Plan.

          6.   Governing Law.  This Agreement shall be governed by, and
               ..............
construed in accordance with, the laws of the State of Delaware without resort to that State's conflict-of-laws rules.

          7.   Counterparts.  This Agreement may be executed in
               .............
counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

          8.   Successors and Assigns.  The provisions of this Agreement
               .......................
shall inure to the benefit of, and be binding upon, the Corporation and its successors and assigns and upon Optionee, Optionee's permitted assigns and the legal representatives, heirs and legatees of Optionee's estate, whether or not any such person shall have become a party to this Agreement and have agreed in writing to join herein and be bound by the terms hereof.


          IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first indicated above.



                                                 EXCEL TECHNOLOGY, INC.

                                                 By:  ..................

                                                 Title:  ...............

                                                 Address:  .............

                                                 .......................

                                                 .......................
                                                         OPTIONEE
                                                 Address:  .............

                                                 .......................


                               APPENDIX
                               ........

     The following definitions shall be in effect under the Agreement:

     A.   Agreement shall mean this Stock Issuance Agreement.
          .........

     B.   Board shall mean the Corporation's Board of Directors.
          .....

     C.   Common Stock shall mean the Corporation's common stock.
          ............

     D.   Corporation shall mean Excel Technology, Inc., a Delaware
          ...........
corporation.

     E.   Exercise Price shall have the meaning assigned to such term in
          ..............
Paragraph A.1.

     F.   Grant Date shall have the meaning assigned to such term in
          ..........
Paragraph A.l.

     G.   Market Stand-Off shall mean the market stand-off restriction
          ................
specified in Paragraph C.3.

     H.   1933 Act shall mean the Securities Act of 1933, as amended.
          ........

     I.   Option shall have the meaning assigned to such term in
          ......
Paragraph A.1.

     J.   Option Agreement shall mean all agreements and other documents
          ................
evidencing the Option.

     K.   Optionee shall mean the person to whom the Option is granted
          ........
under the Plan.

     L.   Option Shares shall have the meaning assigned to such term in
          .............
Paragraph A.1.

     M.   Owner shall mean Optionee and all subsequent holders of the
          .....
Purchased Shares who derive their chain of ownership through a Permitted Transfer from Optionee.

     N.   Parent shall mean any corporation (other than the Corporation)
          ......
in an unbroken chain of corporations ending with the Corporation, provided each corporation in the unbroken chain (other than the Corporation) owns, at the time of the determination, stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

     O.   Permitted Transfer shall mean (i) a gratuitous transfer of the
          ..................
Purchased Shares, provided and only if Optionee obtains the Corporation's prior written consent to such transfer, (ii) a transfer of title to the Purchased Shares effected pursuant to Optionee's will or the laws of intestate succession following Optionee's death or (iii) a transfer to the Corporation in pledge as security for any purchase-money indebtedness incurred by Optionee in connection with the acquisition of the Purchased Shares.

     P.   Plan shall mean the Corporation's 2006 Stock Option/Stock
          ....
Issuance Plan

     Q.   Plan Administrator shall mean either the Board or a committee
          ..................
of the Board acting in its capacity as administrator of the Plan.

     R.   Purchased Shares shall have the meaning assigned to such term
          ................
in Paragraph A.1.

     S.   Recapitalization shall mean any stock split, stock dividend,
          ................
recapitalization, combination of shares, exchange of shares or other change affecting the Corporation's outstanding Common Stock as a class without the Corporation's receipt of consideration.

     T.   Reorganization shall mean any of the following transactions:
          ..............

          (i) a merger or consolidation in which the Corporation is not the surviving entity,
          (ii) a sale, transfer or other disposition of all or substantially all of the Corporation's assets,
          (iii) a reverse merger in which the Corporation is the surviving entity but in which the Corporation's outstanding voting securities are transferred in whole or in part to a person or persons different from the persons holding those securities immediately prior to the merger, or
          (iv) any transaction effected primarily to change the state in which the Corporation is incorporated or to create a holding company structure.

     U.   SEC shall mean the Securities and Exchange Commission.
          ...

     V.   Subsidiary shall mean any corporation (other than the
          ..........
Corporation) in an unbroken chain of corporations beginning with the Corporation, provided each corporation (other than the last corporation) in the unbroken chain owns, at the time of the determination, stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.




EXHIBIT 10.10

                         EXCEL TECHNOLOGY, INC.
                         STOCK OPTION AGREEMENT
                         ......................


RECITALS
.........

     A. The Board has adopted the Plan for the purpose of retaining the services of selected Employees, non-employee members of the Board or the board of directors of any Parent or Subsidiary and consultants and other independent advisors in the service of the Corporation (or any Parent or Subsidiary).

     B. Optionee is to render valuable services to the Corporation (or a Parent or Subsidiary), and this Agreement is executed pursuant to, and is intended to carry out the purposes of, the Plan in connection with the Corporation's grant of an option to Optionee.

     C. All capitalized terms in this Agreement shall have the meaning assigned to them in the attached Appendix.

          NOW, THEREFORE, it is hereby agreed as follows:

          1.   Grant of Option.  The Corporation hereby grants to
               ................
Optionee, as of the Grant Date, an option to purchase up to the number of Option Shares specified in the Grant Notice. The Option Shares shall be purchasable from time to time during the option term specified in Paragraph 2 at the Exercise Price.

          2.   Option Term.  This option shall have a term of ten (10)
               ............
years measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date, unless sooner terminated in accordance with Paragraph 5 or 6.

          3.   Limited Transferability.  During Optionee's lifetime,
               ........................
this option shall be exercisable only by Optionee and shall not be assignable or transferable other than by will or by the laws of descent and distribution following Optionee's death.

          4.   Dates of Exercise.  This option shall become exercisable
               ..................
for the Option Shares in one or more installments as specified in the Grant Notice. As the option becomes exercisable for such installments, those installments shall accumulate and the option shall remain exercisable for the accumulated installments until the Expiration Date or sooner termination of the option term under Paragraph 5 or 6.

          5.   Cessation of Service.  The option term specified in
               .....................
Paragraph 2 shall terminate (and this option shall cease to be outstanding) prior to the Expiration Date should any of the following provisions become applicable:

               (a) Should Optionee cease to remain in Service for any reason (other than death, Disability or Misconduct) while this option is outstanding, then Optionee shall have a period of three (3) months (commencing with the date of such cessation of Service) during which to exercise this option, but in no event shall this option be exercisable at any time after the Expiration Date.



               (b) Should Optionee die while this option is outstanding, then the personal representative of Optionee's estate or the person or persons to whom the option is transferred pursuant to Optionee's will or in accordance with the laws of inheritance shall have the right to exercise this option. Such right shall lapse, and this option shall cease to be outstanding, upon the earlier of (i) the expiration of the twelve (12)-month period measured from the date of Optionee's death or (ii) the Expiration Date.

               (c) Should Optionee cease Service by reason of Disability while this option is outstanding, then Optionee shall have a period of twelve (12) months (commencing with the date of such cessation of Service) during which to exercise this option. In no event shall this option be exercisable at any time after the Expiration Date.

          Note: Exercise of this option on a date later than three (3) months following cessation of Service due to Disability will result in loss of favorable Incentive Option treatment, unless such Disability constitutes Permanent Disability. In the event that Incentive Option treatment is not available, this option will be taxed as a Non-Statutory Option upon exercise.

               (d) During the limited period of post-Service exercisability, this option may not be exercised in the aggregate for more than the number of Option Shares in which Optionee is, at the time of Optionee's cessation of Service, vested pursuant to the Vesting Schedule specified in the Grant Notice or the special vesting acceleration provisions of Paragraph 6. Upon the expiration of such limited exercise period or (if earlier) upon the Expiration Date, this option shall terminate and cease to be outstanding for any vested Option Shares for which the option has not been exercised. To the extent Optionee is not vested in the Option Shares at the time of Optionee's cessation of Service, this option shall immediately terminate and cease to be outstanding with respect to those shares.

               (e)   Should Optionee's Service be terminated for
Misconduct, then this option shall terminate immediately and cease to remain outstanding.

          6.   Accelerated Vesting.
               ....................

               (a) In the event of any Corporate Transaction, the Option Shares at the time subject to this option but not otherwise vested shall automatically vest in full so that this option shall, immediately prior to the effective date of the Corporate Transaction, become fully exercisable for all of those Option Shares and may be exercised for any or all of those Option Shares as fully-vested shares of Common Stock.

               (b) Immediately following the Corporate Transaction, this option shall terminate and cease to be outstanding, except to the extent assumed by the successor corporation (or parent thereof) in connection with the Corporate Transaction.



               (c) If this option is assumed in connection with a Corporate Transaction, then this option shall be appropriately adjusted, immediately after such Corporate Transaction, to apply to the number and class of securities which would have been issuable to Optionee in consummation of such Corporate Transaction had the option been exercised immediately prior to such Corporate Transaction, and appropriate adjustments shall also be made to the Exercise Price, provided the aggregate Exercise Price shall remain the same.

               (d) The Option Shares may also vest upon an accelerated basis in accordance with the terms and conditions of any special addendum attached to this Agreement.

               (e) This Agreement shall not in any way affect the right of the Corporation to adjust, reclassify, reorganize or otherwise change its capital or business structure or to merge, consolidate, dissolve, liquidate or sell or transfer all or any part of its business or assets.

          7.   Adjustment in Option Shares.  Should any change be made
               ............................
to the Common Stock by reason of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the outstanding Common Stock as a class without the Corporation's receipt of consideration, appropriate adjustments shall be made to (i) the total number and/or class of securities subject to this option and (ii) the Exercise Price in order to reflect such change and thereby preclude a dilution or enlargement of benefits hereunder.

          8.   Stockholder Rights.  The holder of this option shall not
               ...................
have any stockholder rights with respect to the Option Shares until such person shall have exercised the option, paid the Exercise Price and become a holder of record of the purchased shares.

          9.   Manner of Exercising Option.
               ............................

               (a) In order to exercise this option with respect to all or any part of the Option Shares for which this option is at the time exercisable, Optionee (or any other person or persons exercising the option) must take the following actions:

                     (i) Execute and deliver to the Corporation a Purchase Agreement for the Option Shares for which the option is exercised.

                     (ii) Pay the aggregate Exercise Price for the purchased shares in one or more of the following forms:

                           (A)  cash or check made payable to the
          Corporation; or

                           (B)  a promissory note payable to the
          Corporation, but only to the extent authorized by the Plan Administrator in accordance with Paragraph 14.

               Should the Common Stock be registered under Section 12(g) of the 1934 Act at the time the option is exercised, then the Exercise Price may also be paid as follows:



                           (C)  in shares of Common Stock held by
          Optionee (or any other person or persons exercising the option) for the requisite period necessary to avoid a charge to the Corporation's earnings for financial reporting purposes and valued at Fair Market Value on the Exercise Date; or

                           (D)  to the extent the option is exercised
          for vested Option Shares, through a special sale and remittance procedure pursuant to which Optionee (or any other person or persons exercising the option) shall concurrently provide irrevocable instructions (a) to a Corporation-designated brokerage firm to effect the immediate sale of the purchased shares and remit to the Corporation, out of the sale proceeds available on the settlement date, sufficient funds to cover the aggregate Exercise Price payable for the purchased shares plus all applicable Federal, state and local income and employment taxes required to be withheld by the Corporation by reason of such exercise and (b) to the Corporation to deliver the certificates for the purchased shares directly to such brokerage firm in order to complete the sale.

               Except to the extent the sale and remittance procedure is utilized in connection with the option exercise, payment of the Exercise Price must accompany the Purchase Agreement delivered to the Corporation in connection with the option exercise.

                    (iii) Furnish to the Corporation appropriate documentation that the person or persons exercising the option (if other than Optionee) have the right to exercise this option.

                    (iv) Execute and deliver to the Corporation such written representations as may be requested by the Corporation in order for it to comply with the applicable requirements of Federal and state securities laws.

                    (v)   Make appropriate arrangements with the
     Corporation (or Parent or Subsidiary employing or retaining Optionee) for the satisfaction of all Federal, state and local income and employment tax withholding requirements applicable to the option exercise.

               (b) As soon as practical after the Exercise Date, the Corporation shall issue to or on behalf of Optionee (or any other person or persons exercising this option) a certificate for the purchased Option Shares, with the appropriate legends affixed thereto.

               (c) In no event may this option be exercised for any fractional shares.



          10.  REPURCHASE RIGHTS.  ANY UNVESTED OPTION SHARES ACQUIRED
               ..................
UPON THE EXERCISE OF THIS OPTION SHALL BE SUBJECT TO CERTAIN RIGHTS OF THE CORPORATION AND ITS ASSIGNS TO REPURCHASE THOSE SHARES IN ACCORDANCE WITH THE TERMS SPECIFIED IN THE PURCHASE AGREEMENT.

          11.  Compliance with Laws and Regulations.
               .....................................

               (a) The exercise of this option and the issuance of the Option Shares upon such exercise shall be subject to compliance by the Corporation and Optionee with all applicable requirements of law relating thereto and with all applicable regulations of any stock exchange (or the Nasdaq National Market, if applicable) on which the Common Stock may be listed for trading at the time of such exercise and issuance.

               (b) The inability of the Corporation to obtain approval from any regulatory body having authority deemed by the Corporation to be necessary to the lawful issuance and sale of any Common Stock pursuant to this option shall relieve the Corporation of any liability with respect to the non-issuance or sale of the Common Stock as to which such approval shall not have been obtained. The Corporation, however, shall use its best efforts to obtain all such approvals.

          12.  Successors and Assigns.  Except to the extent otherwise
               .......................
provided in Paragraphs 3 and 6, the provisions of this Agreement shall inure to the benefit of, and be binding upon, the Corporation and its successors and assigns and Optionee, Optionee's assigns and the legal representatives, heirs and legatees of Optionee's estate.

          13.  Notices.  Any notice required to be given or delivered to
               ........
the Corporation under the terms of this Agreement shall be in writing and addressed to the Corporation at its principal corporate offices.
Any notice required to be given or delivered to Optionee shall be in writing and addressed to Optionee at the address indicated below Optionee's signature line on the Grant Notice. All notices shall be deemed effective upon personal delivery or upon deposit in the U.S. mail, postage prepaid and properly addressed to the party to be notified.

          14.  Financing.  The Plan Administrator may, in its absolute
               ..........
discretion and without any obligation to do so, permit Optionee to pay the Exercise Price for the purchased Option Shares by delivering a full-recourse, interest-bearing promissory note secured by those Option Shares. The payment schedule in effect for any such promissory note shall be established by the Plan Administrator in its sole discretion.

          15.  Construction.  This Agreement and the option evidenced
               .............
hereby are made and granted pursuant to the Plan and are in all respects limited by and subject to the terms of the Plan. All decisions of the Plan Administrator with respect to any question or issue arising under the Plan or this Agreement shall be conclusive and binding on all persons having an interest in this option.

          16.  Governing Law.  The interpretation, performance and
               ..............
enforcement of this Agreement shall be governed by the laws of the State of Delaware without resort to that State's conflict-of-laws rules.

          17.  Stockholder Approval.  If the Option Shares covered by
               .....................
this Agreement exceed, as of the Grant Date, the number of shares of Common Stock which may be issued under the Plan as last approved by the stockholders, then this option shall be void with respect to such excess shares, unless stockholder approval of an amendment sufficiently increasing the number of shares of Common Stock issuable under the Plan is obtained in accordance with the provisions of the Plan.

          18.  Additional Terms Applicable to an Incentive Option.  In
               ...................................................
the event this option is designated an Incentive Option in the Grant Notice, the following terms and conditions shall also apply to the grant:

               (a) This option shall cease to qualify for favorable tax treatment as an Incentive Option if (and to the extent) this option is exercised for one or more Option Shares: (i) more than three (3) months after the date Optionee ceases to be an Employee for any reason other than death or Permanent Disability or (ii) more than twelve (12) months after the date Optionee ceases to be an Employee by reason of Permanent Disability.

               (b) This option shall not become exercisable in the calendar year in which granted if (and to the extent) the aggregate Fair Market Value (determined at the Grant Date) of the Common Stock for which this option would otherwise first become exercisable in such calendar year would, when added to the aggregate value (determined as of the respective date or dates of grant) of the Common Stock and any other securities for which one or more other Incentive Options granted to Optionee prior to the Grant Date (whether under the Plan or any other option plan of the Corporation or any Parent or Subsidiary) first become exercisable during the same calendar year, exceed One Hundred Thousand Dollars ($100,000) in the aggregate. To the extent the exercisability of this option is deferred by reason of the foregoing limitation, the deferred portion shall become exercisable in the first calendar year or years thereafter in which the One Hundred Thousand Dollar ($100,000) limitation of this Paragraph 18(b) would not be contravened, but such deferral shall in all events end immediately prior to the effective date of a Corporate Transaction in which this option is not to be assumed, whereupon the option shall become immediately exercisable as a Non-Statutory Option for the deferred portion of the Option Shares.

               (c) Should Optionee hold, in addition to this option, one or more other options to purchase Common Stock which become exercisable for the first time in the same calendar year as this option, then the foregoing limitations on the exercisability of such options as Incentive Options shall be applied on the basis of the order in which such options are granted.

                               APPENDIX
                               ........

     The following definitions shall be in effect under the Agreement:

     A.   Agreement shall mean this Stock Option Agreement.
          .........

     B.   Board shall mean the Corporation's Board of Directors.
          .....

     C.   Code shall mean the Internal Revenue Code of 1986, as amended.
          ....

     D.   Common Stock shall mean the Corporation's common stock.
          ............

     E.   Corporate Transaction shall mean either of the following
          .....................
stockholder-approved transactions:

          (i) a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of the Corporation's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction, or

          (ii) the sale, transfer or other disposition of all or substantially all of the Corporation's assets in complete liquidation or dissolution of the Corporation.

     F.   Corporation shall mean Excel Technology, Inc., a Delaware
          ...........
corporation.
     G.   Disability shall mean the inability of Optionee to engage in
          ..........
any substantial gainful activity by reason of any medically determinable physical or mental impairment and shall be determined by the Plan Administrator on the basis of such medical evidence as the Plan Administrator deems warranted under the circumstances. Disability shall be deemed to constitute Permanent Disability in the event that such Disability is expected to result in death or has lasted or can be expected to last for a continuous period of twelve (12) months or more.

     H.   Employee shall mean an individual who is in the employ of the
          ........
Corporation (or any Parent or Subsidiary), subject to the control and direction of the employer entity as to both the work to be performed and the manner and method of performance.

     I.   Exercise Date shall mean the date on which the option shall
          .............
have been exercised in accordance with Paragraph 9 of the Agreement.

     J.   Exercise Price shall mean the exercise price payable per
          ..............
Option Share as specified in the Grant Notice.

     K.   Expiration Date shall mean the date on which the option
          ...............
expires as specified in the Grant Notice.



     L.   Fair Market Value per share of Common Stock on any relevant
          .................
date shall be determined in accordance with the following provisions:

          (i) If the Common Stock is at the time traded on the Nasdaq National Market, then the Fair Market Value shall be the closing selling price per share of Common Stock on the date in question, as the price is reported by the National Association of Securities Dealers on the Nasdaq National Market or any successor system. If there is no closing selling price for the Common Stock on the date in question, then the Fair Market Value shall be the closing selling price on the last preceding date for which such quotation exists.

          (ii) If the Common Stock is at the time listed on any Stock Exchange, then the Fair Market Value shall be the closing selling price per share of Common Stock on the date in question on the Stock Exchange determined by the Plan Administrator to be the primary market for the Common Stock, as such price is officially quoted in the composite tape of transactions on such exchange. If there is no closing selling price for the Common Stock on the date in question, then the Fair Market Value shall be the closing selling price on the last preceding date for which such quotation exists.

          (iii) If the Common Stock is at the time neither listed on any Stock Exchange nor traded on the Nasdaq National Market, then the Fair Market Value shall be determined by the Plan Administrator after taking into account such factors as the Plan Administrator shall deem appropriate.

     M.   Grant Date shall mean the date of grant of the option as
          ..........
specified in the Grant Notice.

     N.   Grant Notice shall mean the Notice of Grant of Stock Option
          ............
accompanying the Agreement, pursuant to which Optionee has been informed of the basic terms of the option evidenced hereby.

     O.   Incentive Option shall mean an option which satisfies the
          ................
requirements of Code Section 422.

     P.   Misconduct shall mean the commission of any act of fraud,
          ..........
embezzlement or dishonesty by Optionee, any unauthorized use or disclosure by Optionee of confidential information or trade secrets of the Corporation (or any Parent or Subsidiary), or any other intentional misconduct by Optionee adversely affecting the business or affairs of the Corporation (or any Parent or Subsidiary) in a material manner. The foregoing definition shall not be deemed to be inclusive of all the acts or omissions which the Corporation (or any Parent or Subsidiary) may consider as grounds for the dismissal or discharge of Optionee or any other individual in the Service of the Corporation (or any Parent or Subsidiary).

     Q.   1934 Act shall mean the Securities Exchange Act of 1934, as
          ........
amended.

     R.   Non-Statutory Option shall mean an option not intended to
          ....................
satisfy the requirements of Code Section 422.


     S.   Option Shares shall mean the number of shares of Common Stock
          .............
subject to the option.

     T.   Optionee shall mean the person to whom the option is granted
          ........
as specified in the Grant Notice.

     U.   Parent shall mean any corporation (other than the Corporation)
          ......
in an unbroken chain of corporations ending with the Corporation, provided each corporation in the unbroken chain (other than the Corporation) owns, at the time of the determination, stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

     V.   Plan shall mean the Corporation's 2006 Stock Option/Stock
          ....
Issuance Plan.

     W.   Plan Administrator shall mean either the Board or a committee
          ..................

of the Board acting in its capacity as administrator of the Plan.

     X.   Purchase Agreement shall mean the stock purchase agreement in
          ..................
substantially the form of Exhibit B to the Grant Notice.

     Y.   Service shall mean the Optionee's performance of services for
          .......
the Corporation (or any Parent or Subsidiary) in the capacity of an Employee, a non-employee member of the board of directors or an independent consultant.

     Z.   Stock Exchange shall mean the American Stock Exchange or the
          ..............
New York Stock Exchange or the Nasdaq Stock Market LLC.

     AA.  Subsidiary shall mean any corporation (other than the
          ..........
Corporation) in an unbroken chain of corporations beginning with the Corporation, provided each corporation (other than the last corporation) in the unbroken chain owns, at the time of the determination, stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

     AB.  Vesting Schedule shall mean the vesting schedule specified in
          ................
the Grant Notice pursuant to which the Optionee is to vest in the Option Shares in a series of installments over his or her period of Service.

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



EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Excel Technology, Inc.:

We consent to the incorporation by reference in the registration statements (No. 33-71122, 333-59340, 333-117513 and 333-140063) on Form
S-8 of Excel Technology, Inc. of our reports dated February 15, 2007 with respect to the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 and the effectiveness of internal control over financial reporting as of December 31, 2006, which reports appear in the December 31, 2006 Annual Report on Form 10-K of Excel Technology, Inc. Our report refers to the adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," effective January 1, 2006.

                                             /s/  KPMG LLP


Melville, New York
February 20, 2007



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

                              By:  /s/ Antoine Dominic
                                   ....................................
                                   Antoine Dominic, Director, President,
                                   Chief Executive Officer, and
                                   Chief Operating Officer

Date:  February 20, 2007










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

Date:  February 20, 2007


EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT


     I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2006 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February 20, 2007

                                   /s/ Antoine Dominic
                                   .....................................
                                   Antoine Dominic, Director, President,
                                   Chief Executive Officer, and
                                   Chief Operating Officer
     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

     This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.




EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT


     I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2006 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February 20, 2007
                                                 /s/ Alice Varisano
                                                 .......................
                                                 Alice Varisano,
                                                 Chief Financial Officer

     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

     This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.












137