Form 10-K/A
period 2006-12-31
EXCEL TECHNOLOGY INC
filed 2007-02-22
CIK 873603

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              ...........

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

The number of shares of the Registrant's common stock outstanding as of February 20, 2007 was: 12,090,638.

                 DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement to be filed in connection with the Registrant's 2007 Annual Meeting of Stockholders (incorporated by reference under Part III)





Explanatory Note

     This Amendment No. 1 on Form 10-K/A ("Amendment No. 1"), is being filed by Excel Technology, Inc. to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission ("SEC"), on February 20, 2007, (the "Initial Report") for the sole purpose of amending Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, to correct a typographical error on the dates in the consent. This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.







EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Excel Technology, Inc.:

We consent to the incorporation by reference in the registration statements (No. 33-71122, 333-59340, 333-117513 and 333-140063) on Form
S-8 of Excel Technology, Inc. of our reports dated February 16, 2007 with respect to the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 and the effectiveness of internal control over financial reporting as of December 31, 2006, which reports appear in the December 31, 2006 Annual Report on Form 10-K of Excel Technology, Inc. Our report refers to the adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," effective January 1, 2006.

                                             /s/  KPMG LLP


Melville, New York
February 16, 2007






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


Date:     February 21, 2007