Form 10-K/A
period 2006-12-31
EXCEL TECHNOLOGY INC
filed 2007-04-26
CIK 873603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              ...........

                              FORM 10-K/A
                            Amendment No. 2

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2006
                             ..................
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                       to
                               .....................    ................

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

The number of shares of the Registrant's common stock outstanding as of April 23, 2007 was: 12,161,589.

Explanatory Note

     This Amendment No. 2 on Form 10-K/A (Amendment No. 2") is being filed by Excel Technology, Inc. to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission ("SEC") on February 20, 2007, (the "Initial Report"), to amend the Initial Report to include the information originally intended to be incorporated by reference from our Definitive Proxy Statement for our next annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended, that we would file with the SEC no later than 120 days after our fiscal year end.
Since we will not be filing our Definitive Proxy Statement by the end of 120 days after our fiscal year end as originally intended, we are hereby filing this Amendment No. 2, in part, to provide the information we originally intended to incorporate by reference. Such information is the information required by Part III for our Annual Report on Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below, and Part IV is amended to add the exhibits set forth in the exhibit list to be filed herewith. The Amendment No. 2 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

PART III
.........

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the name, age and position of each director and executive officer of Excel Technology, Inc., as of April 26, 2007.


Name                      Age                    Position
.........................  ...  .........................................
J. Donald Hill             75  Chairman of the Board of Directors
Antoine Dominic            46  Chief Executive Officer, President, Chief
                                 Operating Officer & Director
Steven Georgiev (1)        73  Director
Ira J. Lamel (1)           60  Director
Donald E. Weeden (1)       77  Director
Alice Varisano             53  Chief Financial Officer

(1) Member of the Audit, Compensation and Nominating Committees.

     The following information is submitted based upon information received by the Company from such persons:

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

     Mr. Dominic has been Chief Executive Officer since October 2000 and President and Chief Operating Officer of the Company since February 1998. He served as Chief Financial Officer of the Company from March 1995 until December 26, 2004 and as a director of the Company from January 1996 through April 2004 and from December 2006 to present. In addition, Mr. Dominic served as President of Quantronix from January 1996 until October 2000. From June 1992 to January 1995, Mr. Dominic was Executive Vice President, Chief Financial Officer and Director of CompuDyne Corporation, a manufacturer of data acquisition equipment and access control systems, and Corcap Inc., a holding company (both are related publicly-held companies). From March 1990 to June 1992, Mr. Dominic was the Chief Financial Officer for CompuDyne Corporation and Corcap, Inc. From August 1987 to March 1990, Mr. Dominic was Chief Financial Officer of Quanta Systems Corporation, a division of CompuDyne Corporation. Mr. Dominic holds a B.S. in accounting, an M.B.A., and is a non-practicing CPA.

     Mr. Georgiev has been a director of the Company since December 1991. From 1993 to 1997, he served as Chairman and CEO of Palomar Medical Technologies, Inc. ("Palomar"), a biotechnology company. Since 1988, he has acted as a business and management consultant to several high technology companies, including EG&G, Inc., Cybernetics Products, Inc., Camber, Inc., Dynatrend, Inc. and Palomar. From 1972 to 1975, and later from 1978 to 1988, Mr. Georgiev was Chairman, President and Treasurer of Dynatrend, Inc., which specialize in providing engineering and program management services primarily to the United States Government. From 1961 to 1972, and later from 1975 to 1978, Mr. Georgiev held a variety of positions with Avco Systems, a high technology aerospace business, including Project Director - Missile Systems; Director of Engineering; Director of Advanced Programs; and Vice President - Marketing and Planning. Since 1980, Mr. Georgiev also has been involved in the start-up and subsequent development of several companies. Mr. Georgiev has a B.S. degree in engineering physics and an M.S. degree in management.

     Mr. Lamel has been a director of the Company since April 2004. He has been Executive Vice President, Chief Financial Officer and Treasurer of Hain Celestial Group since October 2001, and he has served as Corporate Secretary since January 2003. From June 1973 to September 2001, Mr. Lamel, a certified public accountant, was at Ernst & Young LLP where he served in various capacities including partner. Ernst & Young LLP served as the Company's independent registered public accounting firm for the year ended December 31, 2000, and Mr. Lamel directed the Company's audit that year. In addition, Mr. Lamel currently serves as director of Harvey Electronics, Inc., a publicly held company engaged in the retail sale, service and custom installation of audio, video and home theater equipment.

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

     Audit Committee and Audit Committee Financial Expert.   The Board of
Directors has an Audit Committee comprised of Messrs. Georgiev, Lamel, and Weeden. Mr. Georgiev, Mr. Weeden and Mr. Lamel are "independent directors" as defined under NASDAQ rules. Mr. Lamel serves as the
Chairman of the Audit Committee.   Mr. Georgiev and Mr. Lamel are
qualified as audit committee financial experts within the meaning of the SEC regulations.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Common Stock (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC, and to furnish a copy of such reports to the Company. Based solely on review of the copies of such forms furnished to the Company, the Company believes that during the year ended December 31, 2006, the Reporting Persons complied with all applicable Section 16(a) filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

                  Compensation Discussion and Analysis

The Compensation Committee

     The Compensation Committee of the Excel Board (the "Compensation Committee") reviews and determines the compensation to be paid to the Company's named executive officers, which also includes the implementation and administration of Excel's stock plans, cash bonus plans and similar programs.

     The Compensation Committee works directly with the compensation and benefits professionals in Excel's human resources organization, who evaluate and present the Committee with information gathered from public sources for officers at other public companies. The Committee ensures that the total compensation paid to the named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the named executive officers are similar to those provided to executive officers at other public companies.

     The Committee also considers the performance of the Company's named executive officers on an individual basis before determining the compensation arrangement for each of them. Since members of our Compensation Committee also serve as members of our Audit Committee these members have frequent interaction with and open access to these officers, and considerable opportunity to evaluate the performance of the named executive officers of the Company.

     All members of the Company's Compensation Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the NASDAQ listing standards).

     The individuals who served as the Company's Chief Executive Officer and Chief Financial Officer during fiscal 2006 are referred to as the "named executive officers".


Compensation Philosophy and Objectives

     The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific quarterly, long-term and strategic goals by the Company, and which aligns the named executive officers' interests with those of the stockholders. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to executives in similar positions in peer companies. To that end, the Committee believes executive compensation packages provided by the Company to it's named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Components of Executive Compensation Program

     The primary elements of the Company's executive compensation program are:

     - Base salary
     - Performance Cash Bonus
     - Cash Bonus
     - Equity-Based Compensation
     - Defined Contribution Pension
     - Deferred Compensation
     - Other benefits
     - Perquisites

     Each year, the Committee reviews each named executive officer's total compensation and compares it with market data for similar positions at other public companies, market data and other relevant sources.

Base Compensation

     The Committee typically reviews and determines the base salaries of all named executive officers in January of each year. As described above, the Committee reviews compensation paid to executives in similar positions at other public companies. In addition the Committee takes into account the scope of responsibilities, experience, performance rating and internal equity within the Company. Base salaries may be adjusted upward or downward at the Committee's discretion.

     The salaries the Company paid to the CEO and CFO during fiscal 2006 are shown in the Summary Compensation Table on page 8.

Performance Cash Bonus

     As part of Excel's compensation program and in order to maintain an appropriate pay-for-performance incentive program, the Company's named executive officers are eligible for cash compensation under the terms of the Company's Incentive Compensation Plan for Key Executives (the "Bonus Plan"). At the beginning of each quarter, the Committee reviews and determines the performance goals applicable to each Participant, the terms and conditions of each Award under the "Bonus Plan", and the amount that each Participant shall have the opportunity to receive under the Award based upon the actual level of performance measured against the performance goal or goals. The entitlement of the named executive officer to payment under an Award is contingent upon attainment the objective performance goals established by the Committee.

     The bonuses the Company paid to the CEO and CFO during fiscal 2006 are shown in the Summary Compensation Table on page 8.

Cash Bonus

     As part of Excel's compensation program in order to maintain an appropriate incentive program, the Company's named executive officers are eligible for cash bonuses. The CEO bonuses, except under unusual situations, for example, the sign- on bonus paid during 2006 during the renewal of his contract, is covered under the Company's Incentive Compensation Plan for Key Executives (the "Bonus Plan"). The CFO's bonus reflects the belief that a significant portion of the compensation should be in the form of variable compensation linked to performance. The CFO's cash bonus is determined by the CEO and is discussed with the Compensation Committee.

Equity-Based Compensation

     The Company's equity-based compensation program rewards the Company's named executive officers for Company performance over a period of more than one fiscal year. The Committee believes that equity-based compensation performs an essential role in retaining and motivating named executive officers and that, by providing them with long-term incentives, their decisions affecting the operation of the business will be aimed at maximizing stockholder value. The Compensation Committee reviews and determines the performance goals applicable to each Participant, the terms and conditions of each Award under the Stock Option/Stock Issuance Plan.

     Due to a pending merger with Coherent, Inc. during most of 2006, no long-term equity-based incentive awards were granted.

Defined Contribution Pension Plans

     The Company maintains a tax qualified defined contribution plan for the benefit of all its employees. Named executive officers participate in this plan on the same basis as all other employees. This plan provides for Company matching contributions of 50% of the first six percent of compensation up to the maximum amount allowed under the Internal Revenue Code.

Deferred Compensation

     The Company's Chief Executive Officer is entitled to participate in the Company's 409A Nonqualified Deferred Compensation Plan (the "Deferred Compensation Plan"). Pursuant to the Deferred Compensation Plan, the participant may elect to defer up to $31,250 on a quarterly basis.

Other Benefits

     The Company maintains medical, disability, and life insurance for all of its employees, as well as customary vacation, leave of absence, and other similar policies. Other than the vacation policy, named executive officers are eligible to participate in these programs on the same basis as the rest of the Company's employees. For purposes of the vacation policy, the named executive officers receive a minimum of four weeks vacation annually irrespective of service.

Perquisites

     The Company provides its named executive officers with perquisites that we believe are reasonable, competitive and consistent with the Company's overall executive compensation program. We believe that our perquisites help us to retain the best leaders and allow them to operate more effectively. These perquisites include: use of a Company car and reimbursement for insurance premiums. Neither of the named executive officers receive any additional compensation to reimburse them for any income tax liability that may arise and become due and payable as a
result of their receipt of these items.    The Company does not pay any
additional cash compensation to named executive officers to reimburse them for any income taxes that become due and payable in connection with equity awards, including any taxes that become due as a result of the exercise or vesting of such awards.

Accounting and Tax Implications of Executive Compensation

     Current federal tax law imposes an annual individual limit of $1 million on the deductibility of the Company's compensation payments to the CEO and its four other most highly compensated executive officers. Performance-based compensation that satisfies the conditions of Section 162(m) of the Internal Revenue Code of 1986, as amended ("Section 162(m)") is excluded for purposes of this limitation. In designing compensation arrangements, the Committee seeks to mitigate the expense and dilution related to such arrangements and to ensure, to the maximum extent practicable, the deductibility of all compensation payments pursuant to Section 162(m).

Compensation Committee Report

     The Compensation Committee has reviewed and discussed with management the Company's Compensation Discussion and Analysis required by
Item 402(b) of Regulation S-K promulgated by the SEC. Based on such review and discussions, the Committee recommended to the Board, and the Board approved, the inclusion of the Compensation Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, for filing with the SEC.

April 15, 2007

                                                 Compensation Committee

                                                 Steven Georgiev
                                                 Donald Weeden
                                                 Ira Lamel

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Management compensation for 2006 was determined by the non-employee directors of the Company. None of these outside directors was at any time during 2006 or at any other time an officer or employee of the Company, and none of them had any relationship with the Company requiring disclosure under SEC rules.

                    Summary Compensation Table 2006

     The following table shows compensation information for our Chief Executive Officer and our Chief Financial Officer as of the end of our last fiscal year.



Name and Principal                                   Non-Equity       All Other      Total
    Position       Year    Salary        Bonus     Incentive Plan   Compensation  Compensation
................... ....   ........  .............  ...............  ............  ............

Antoine Dominic    2006   $625,000  $280,000,<F1>  $3,147,594<F2>  $1,620,890<F3>  $5,673,484
Alice Varisano     2006   $275,769  $141,000                0         $48,067<F4>    $464,836

<F1>  The Company paid a retention bonus to Mr. Dominic of $280,000.
<F2>  Represents cash awards earned under the "Excel Technology Bonus Plan", the provisions of which are described on page 6.
      The Compensation Committee factored into the bonus that Mr. Dominic did not receive any equity awards since February 7,
      2005 due to the proposed merger with Coherent, Inc. precluding the issuance of any equity awards.
<F3>  Amount includes deferred compensation of $1,375,000.  The deferred compensation amount was determined based upon
      $125,000 per year of service.  The deferred compensation has been funded in a Rabbi Trust and is subject to the general creditors of the Company. Also included is an amount related to accrued vacation and personal time paid during 2006.
<F4>  Amount relates to accrued vacation and personal time paid during 2006.




Grants of Plan-Based Awards

     There were no grants of Plan-Based Awards to Named Executive
Officers in fiscal 2006.

Employment Agreements

     In October 2006, the Company entered into a two-year employment agreement with Antoine Dominic, which automatically renews for additional one-year periods unless employment is terminated as provided in the agreement. Pursuant to such agreement, Mr. Dominic's base salary is subject to annual review and was increased to $625,000 retroactive to January 1, 2006. Mr. Dominic is eligible to receive bonus compensation in accordance with the Company's Annual Incentive Compensation Plan for Key Executives (the "Key Executive Bonus Plan"). The agreement provides that in the event the Company terminates Mr. Dominic's employment without cause or the employee terminates for Good Reason, he is entitled to a lump sum payment equal to (i) two times the Employee's Base Salary plus
(ii) an amount equal to the sum of the bonuses paid or payable by the Company for each of the performance periods ending with the two calendar years immediately preceding the calendar year of termination of the Employee's employment. In the event of a Change of Control the employee shall be entitled to a payment equal to the product of (A) 2.99 and (B) the Employee's "annualized includible compensation", plus a gross-up of any excise tax payable by him with respect to any portion of such payment constituting an excess parachute payment under Section 280G of the Internal Revenue Code. The employee is entitled to a deferred compensation benefit based upon the employee's years of service.

     In December 2004, the Company entered into a four-year employment agreement with Alice Varisano. The agreement provides for a base salary of $275,000, a non-accountable expense allowance of $25,000, and a yearly bonus as determined by the Board which bonus shall not be less than $50,000. Base salary was increased to $290,000 on August 4, 2006. The Agreement also provides that (a) in the event the Company terminates Ms. Varisano's employment without cause or if she resigns for Good Reason (as defined in the employment agreement), she is entitled to receive a severance payment equal to one year of compensation (including base salary, expense allowance and minimum bonus),and (b) if her employment is terminated due to a Change in Control (as defined in the employment agreement), she is entitled to receive (i) a severance payment equal to two years compensation (including base salary, expense allowance and minimum bonus), and (ii) a payment of $300,000, plus a gross-up of any excise tax payable by her with respect to any portion of such payment constituting an excess parachute payment under Section 280G of the Internal Revenue Code.

Outstanding Equity Awards at December 31, 2006

     The following table provides information related to outstanding equity awards for each of the named executive officers as of December 31, 2006.



                                     OPTION AWARDS                                                       STOCK AWARDS
                ...................................................................  ..............................................

                                                                                                                         Equity
                                                                                                                        Incentive
                                                                                                                          Plan
                                                        Equity                                              Equity       Awards:
                                                       Incentive                                           Incentive    Market or
                                                         Plan                                             Plan Awards: Payout Value
                                                        Awards:                        Number    Market    Number of  of Unearned
                 Number of                Number of    Number of                     of Shares  Value of   Unearned      Shares,
                Securities               Securities   Securities                     or Units   Shares or Shares, Units   Units
                Underlying               Underlying   Underlying                        that     Units of  or Other     or Other
                Unexercised     Option   Unexercised  Unexercised   Option   Option     Have    Stock that Rights that Rights that
                 Options (#)     Grant    Options (#)   Unearned   Exercise  Expiry     Not     Have not    Have not    Have Not
      Name      Exercisable      Date   Unexercisable  Options(#)  Price($)   Date    Vested(#) Vested($)  Vested(#)   Vested ($)
................ ...........  .......... .............  ..........  ........ ........  ......... ......... ...........  ...........
                                                                                                                       <C

Antoine Dominic     77,750    3/21/2000        0           0         $24.63  03/21/10      0          0          0            0
                    10,000    5/30/2000        0           0         $29.00  05/30/10      0          0          0            0
                    10,000    4/16/2001        0           0         $19.71  04/16/11      0          0          0            0
                   162,042    2/15/2002        0           0         $15.15  02/15/12      0          0          0            0
                    10,000    2/15/2002        0           0         $15.15  02/15/12      0          0          0            0
                    20,000    4/16/2004        0           0         $34.68  04/26/14      0          0          0            0
                   200,000    2/07/2005        0           0         $22.59  02/07/15      0          0          0            0

Alice Varisano      40,000   12/27/2004        0           0         $26.51  12/27/14      0          0          0            0





                   Option Exercises and Stock Vested

     There were no options exercised by, or stock awards made to or vesting in the named executive officers during fiscal 2006.

                   Non-Qualified Deferred Compensation

     The following table provides information related to deferral of compensation on a nonqualified basis during 2006.








                  Executive        Registrant    Aggregate     Aggregate    Aggregate
Name            Contributions    Contributions    Earnings    Withdrawals    Balance
................ .............    .............    ........    ...........   ...........
Antoine Dominic       0             $1,375,000        0            0        $1,375,000



     The non-qualified deferred compensation plans allows the participant to defer up to $31,250 quarterly. The non-qualified deferred compensation plan has been funded in a Rabbi Trust and the assets held therein are subject to the general creditors of the Company. The earnings on the plan are calculated based upon the actual earnings of certain bonds and bond funds that the trustee has selected. The Plan allows for a payout, withdrawals and other distributions to comply with the rules under Internal Revenue Code 409A.

Potential Payments upon Termination and/or Change of Control

                     Payments Made Upon Termination

     Regardless of the manner in which the named executive officer's employment terminates, he or she may be entitled to receive amounts earned during his or her term of employment. Such amounts include:

     - Performance cash bonus earned during the fiscal year;
     - Amounts contributed under the Non Qualified Deferred Compensation
       Plan;
     - Unused vacation pay;

                 Payments Made Upon Death or Disability

     In the event of death or disability of a named executive officer, in addition to the benefits listed under the headings "Payments Made Upon Termination" above, the named executive officer will receive benefits under the Company's disability plan or payments under the Company's life insurance plan, as appropriate.


            Payments Made Upon Termination without Cause or
             Named Executive Officer Leaves for Good Reason

     In the event that the Company terminates the named executive officer's employment without Cause or the Employee leaves the employ of the Company for Good Reason, in addition to the benefits listed under the heading "Payments Made Upon Termination" above, the CEO shall be entitled to a lump sum payment equal to two times Base Salary and an amount equal to the sum of the bonuses paid or payable by the Company for each of the performance periods ending with the two calendar years immediately preceding the calendar year of termination, and the CFO shall be entitled to a lump sum payment equal to one times her base salary and an amount equal to the sum of the minimum yearly bonus plus expense allowance.

                 Payments Made Upon a Change of Control

     The Company has entered into an employment contract with Chief
Executive Officer.   Pursuant to this agreement, if there is a change of
control, whether or not the CEO is terminated or leaves the employ of the Company,

     The Chief Executive Officer will receive:
          - a payment equal to the product of 2.99 and his annualized includible compensation as defined under the Internal Revenue Code Section 280G and the regulations thereunder for the period consisting of the most recent five (5) taxable years ending before the Change of Control
          - medical and dental benefits for a period of 60 months following the Change of Control
          - an amount equal to the gross up of excise tax charged to the named executive officer as a result of the receipt of any change of control payments;
and all stock options or restricted stock will automatically vest.

     The Company has entered into an employment contract with the Chief Financial Officer. Pursuant to this agreement, if there is a change of control, whether or not the CFO is terminated or leaves the employ of the Company,

     The Chief Financial Officer will receive:

          - A payment of $300,000 plus a payment equal to two years of compensation (which includes base salary, expense reimbursement and minimum bonus)
          - An amount equal to the gross up of excise tax charged to the named executive officer as a result of the receipt of any change of control payments and all stock options or restricted stock will automatically vest.

     The tables below reflect the amount of compensation payable to each of the named executive officers of the Company in the event of voluntary termination, for cause termination, early retirement, disability, death, termination without cause or with Good Reason, termination without cause or with good reason with a change of control and when there is just a change of control. The amounts shown assume that such event was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the named executive. The actual amounts to be paid can only be determined at the time of such named executive's separation from the Company

Antoine Dominic, CEO
.....................

   The following table shows the potential payments upon termination and/or a change of control of the Company for Antoine Dominic, the Company's Chief Executive Officer, Chief Operating Officer and President.



                                                                                  Termination
                                                                                     Without
                                Voluntary/                                          Cause or
                                 For Cause                          Termination    With Good
  Executive Benefit            Termination/                        Without Cause     Reason
   Payments Upon                  Early                            or With Good   With Change   Change
   Certain Events               Retirement  Disability   Death        Reason       Of Control  of Control
.....................           ........... ........... ..........  .............  ...........  ..........
Compensation:
  Incentive Compensation       $1,400,000  $1,400,000  $1,400,000  $1,400,000     $1,400,000   $1,400,000
  Termination Payment                   0           0           0  $3,506,264     $3,506,264            0
  Stock Options
    (unvested and accelerated)          0           0           0           0              0            0
  Performance Shares
    (unvested and accelerated)          0           0           0           0              0            0

Benefits & Perquisites:
  Health & Welfare <F1>                 0     $27,516           0     $27,516        $27,516      $27,516
  Disability Income <F2>                0  $2,492,442           0           0              0            0
  Life Insurance <F3>                   0           0    $500,000           0              0            0
  Excise Tax & Gross up                 0           0           0           0     $3,713,882            0
  Change of Control                     0           0           0           0     $5,478,364   $5,478,364
  Accrued Vacation                 $8,010      $8,010      $8,010      $8,010         $8,010            0

<F1>  Reflects the estimated lump-sum present value of future premiums Mr. Dominic would be entitled to receive under the Company's health and welfare benefit for 5 years.
<F2>  Reflects the estimated lump-sum present value of all future payments, which Mr. Dominic would be entitled to receive under the Company's disability program.  Mr. Dominic would be entitled to receive such benefits until he reaches age 65.
<F3>  Reflects the cash surrender value payable to Mr. Dominic's beneficiaries upon his death.





Alice Varisano
...............
     The following table shows the potential payments upon termination and/or a change of control of the Company for Alice Varisano, the Company's Chief Financial Officer.



                                                                                  Termination
                                                                                    Without
                                Voluntary/                                          Cause or
                                 For Cause                          Termination    With Good
  Executive Benefit            Termination/                        Without Cause     Reason
   Payments Upon                  Early                            or With Good   With Change   Change
   Certain Events               Retirement  Disability   Death        Reason       Of Control  of Control
.....................           ........... ........... ..........  .............  ...........  ..........
Compensation:
  Incentive Compensation        $12,500              0          0       $12,500     $12,500     $12,500
  Termination Payment                 0              0          0      $365,000    $730,000           0
  Stock Options
    (unvested and accelerated)        0              0          0             0            0           0
  Performance Shares
    (unvested and accelerated)        0              0          0             0            0           0
Benefits & Perquisites:
  Disability Income <F1>              0     $1,619,750          0             0            0           0
  Life Insurance <F2>                 0              0   $435,000             0            0           0
  Excise Tax & Gross up               0              0          0             0      $54,994           0
  Change of Control                   0              0          0             0     $300,000    $300,000
  Accrued Vacation               $5,575         $5,575     $5,575        $5,575       $5,575           0

<F1>  Reflects the estimated lump-sum present value of all future payments, which Ms. Varisano would be entitled to receive under the Company's disability program.  Ms. Varisano would be entitled to receive such benefits until she reaches age 65.
<F2>  Reflects the cash surrender value payable to Ms. Varisano's beneficiaries upon her death.





                          Director Compensation
     The following table shows the cash amounts and the value of other compensation paid to the Chairman of the Board and each Director for their service as a director in 2006:

                  Fees Earned or        Option           Other
    Name         Paid in Cash ($)   Awards ($)(1)    Compensation ($)
................  ...............    .............    ................
Donald Weeden       $  50,000             0                  0
Ira Lamel           $  50,000             0                  0
Steven Georgiev     $  50,000             0                  0
J. Donald Hill      $  50,000             0                  0

(1) During 2006 there were no equity awards granted to directors. At the end of fiscal 2006, the aggregate number of options held by the directors listed in the above table were: Donald Weeden (50,000), Ira Lamel (60,000), Steven Georgiev (20,000) and J. Donald Hill (326,667).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                          SECURITY OWNERSHIP OF
                CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information based upon publicly available filings or information provided to the Company, as of April 23, 2007, with respect to the beneficial ownership of our common stock by (i) each director of the Company, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known by us to own more than five percent of our common stock.

Name                                     Number
(and Address of 5% Holders)             Owned (1)   Percentage of Class**
.....................................  ............. .....................
ClearBridge Advisors, LLC,            1,630,706 (2)         13.4%
 Smith Barney Fund Management LLC &
 ClearBridge Asset Management LLC
 399 Park Avenue
 New York, NY 10022

Columbia Wanger Asset Management, L.P., 734,000 (3)          6.1%
 WAM Acquisition GP, Inc. &
 Columbia Acorn Trust
 227 West Monroe Street, Suite 3000
 Chicago, IL  60606

Antoine Dominic                         599,308 (4)          4.9%
Alice Varisano                           40,000 (5)           *
Steven Georgiev                          20,000 (6)           *
Donald E. Weeden                         50,000 (7)           *
J. Donald Hill                          482,100 (8)          4.0%
Ira Lamel                                60,000 (9)           *
Executive officers and directors
  as a group (six persons)            1,251,408(10)         10.3%
..........................................................................
*Less than 1%.
**Based on the number of shares outstanding on April 23, 2007

(1) Unless otherwise indicated below, all shares are owned beneficially and of record.
(2) Information with respect to ClearBridge Advisors, LLC ("CBA"), Smith Barney Fund Management LLC ("SBFM") and ClearBridge Asset Management ("CBAM") is based on the Schedule 13G, dated February 8, 2007, filed jointly by those parties. Of the total shares reported, CBA has shared voting and dispositive power with respect to 1,611,531 shares, SBFM has shared voting and dispositive power with respect to 4,600 shares and CBAM has shared voting and dispositive power with respect to 14,575 shares.
 (3) Information with respect to Columbia Wanger Asset Management, L.P. ("WAM") and WAM Acquisition GP, Inc., the general partner of WAM ("WAM GP") is based on the Schedule 13G, dated January 8, 2007, filed by those parties. Of the total shares reported, WAM and WAM GP have shared voting and dispositive power with respect to 734,000 shares.
(4) Includes 489,792 shares of Common Stock underlying exercisable stock options.
(5) Includes 40,000 shares of Common Stock underlying exercisable stock options.
(6) Consists of 20,000 shares of Common Stock underlying exercisable stock options.
(7) Consists of 50,000 shares of Common Stock underlying exercisable stock options.
(8) Includes 326,667 shares of Common Stock underlying exercisable stock options.
(9) Consists of 60,000 shares of Common Stock underlying exercisable stock options.
(10) Includes 984,459 shares of Common Stock underlying exercisable stock options.

Equity Compensation Plans

     The following table summarizes the Company's equity compensation plans as of December 31, 2006:

                       Number of
                     securities to                           Number of
                      to be issued                           securities
                    upon exercise of                         remaining
                      outstanding       Weighted average   available for
                       options        exercise price of   future issuance
Plan category        (In thousands)   outstanding options  (In thousands)
...................  ................  ................... ...............
Equity compensation        1,299             $21.51             760*
plans approved
by security
holders

Equity compensation
plans not approved
by security
holders                        0                  0               0
                    ................  ................... ...............
                           1,299             $21.51             760*

* Includes 750,000 shares which are available to be issued as restricted stock pursuant to the Company's 2006 Stock Option / Stock Issuance Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Howard S. Breslow, a director of the Company until December 6, 2006, is a partner of the law firm Breslow & Walker, LLP, the Company's legal counsel. In 2006, the Company paid Breslow & Walker, LLP approximately $217,518 for legal services.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

     The Audit Committee of the Board of Directors has selected the accounting firm of KPMG LLP ("KPMG") to serve as independent auditors of the Company for the year ended December 31, 2006. KPMG has audited the Company's financial statements since the year ended December 31, 2003. The following table sets forth the aggregate fees billed by the Company's independent registered public accounting firm for audit services rendered in connection with the financial statements and reports for 2005 and 2006, and for other services normally rendered by such independent registered public accounting firm during 2005 and 2006 on behalf of the Company and its subsidiaries. The information in the table reflects services provided by KPMG. The Audit Committee approved all engagements of the independent registered public accounting firm in 2006 in advance of any such engagement.

                                              Year ended December 31,
                                                 2006         2005
     Audit Fees, Audit Related Fees and       .........    ..........
        Fees Related to Section 404 of
        Sarbanes-Oxley Act                    $ 873,000    $  666,300


PART IV
........

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEUDULES

Part IV of our Initial Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 2. See Exhibit Index below for exhibits filed as part of this Amendment No. 2 to our Initial Report.


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf of the undersigned, thereunto duly authorized.

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


Date:  April 26, 2007

                            INDEX TO EXHIBITS


Exhibit Number                        Document
...............     ......................................................
     31.1          Certification Pursuant to Section 302 of the Sarbanes-
                     Oxley Act of 2002. *
     31.2          Certification Pursuant to Section 302 of the Sarbanes-
                     Oxley Act of 2002 *
     32.1          Certification Pursuant to Section 906 of the Sarbanes-
                     Oxley Act of 2002, 18 U.S.C. Section 1350 *
     32.2          Certification Pursuant to Section 906 of the Sarbanes-
                     Oxley Act of 2002, 18 U.S.C. Section 1350.*
*Filed herewith


EXHIBIT 31.1
                             CERTIFICATION

I, Antoine Dominic, certify that:

1. I have reviewed this Amendment No. 2 to the annual report on Form 10-K of Excel Technology, Inc.;

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

                                     By:    /s/ Antoine Dominic
                                            ...........................
                                            Antoine Dominic, President,
                                            Chief Executive Officer, and
                                            Chief Operating Officer

Date:  April 26, 2007


EXHIBIT 31.2

                             CERTIFICATION

I, Alice Varisano, certify that:

1. I have reviewed this Amendment No. 2 to the annual report on Form 10-K of Excel Technology, Inc.;

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



                                          By: /s/ Alice Varisano
                                              ...........................
                                              Alice Varisano,
                                              Chief Financial Officer

Date:  April 26, 2007


EXHIBIT 32.1
                    CERTIFICATION OF PERIODIC REPORT

     In connection with this Amendment No. 2 to the annual report on Form 10-K of Excel Technology, Inc., I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2006 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  April 26, 2007
                                             /s/ Antoine Dominic
                                             ...........................
                                             Antoine Dominic, President,
                                             Chief Executive Officer, and
                                             Chief Operating Officer


     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

                    CERTIFICATION OF PERIODIC REPORT


     In connection with this Amendment No. 2 to the annual report on Form 10-K of Excel Technology, Inc., I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2006 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  April 26, 2007

                                              /s/ Alice Varisano
                                              ...........................
                                              Alice Varisano,
                                              Chief Financial Officer

     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.