Form 10-Q
period 2007-03-30
EXCEL TECHNOLOGY INC
filed 2007-05-08
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                      .............................

                                FORM 10-Q
                      .............................

     (Mark One)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 30, 2007

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ............. to ...........

                    Commission File Number:  0-19306

                       .............................

                          EXCEL TECHNOLOGY, INC.

                  Delaware                         11-2780242
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation of organization)          Identification No.)

             41 Research Way, East Setauket, New York 11733
          (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code:  (631) 784-6175

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [ X ]      No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
        Large accelerated filer  [   ]    Accelerated filer [ X ]
                      Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [ X ]

The number of shares outstanding of registrant's common stock, par value $.001 on May 4, 2007 was 12,164,739.


                                 CONTENTS

                    PART I.   FINANCIAL INFORMATION

                                                                     Page
                                                                     ....
Item 1.   Consolidated Financial Statements:
          ..................................

          Consolidated Balance Sheets as of March 30, 2007
             (unaudited) and December 31, 2006                         3

          Consolidated Statements of Income (unaudited) for
             the Three Months Ended March 30, 2007 and
             March 31, 2006                                            4

          Consolidated Statements of Cash Flows (unaudited)
             for the Three Months Ended March 30, 2007 and
             March 31, 2006                                            5

          Notes to Consolidated Financial Statements (unaudited)       6

Item 2.   Management's Discussion and Analysis of Financial
          .................................................
             Condition and Results of Operations                      11
             ...................................

Item 3.   Quantitative and Qualitative Disclosures
          ........................................
             about Market Risk                                        15
             .................

Item 4.   Controls and Procedures                                     16
          .......................

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                           16
          .................

Item 1A.  Risk Factors                                                17
          ............

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds  17
          ..........................................................

Item 3.   Defaults Upon Senior Securities                             17
          ...............................

Item 4.   Submission of Matters to a Vote of Security-Holders         17
          ...................................................

Item 5.   Other Information                                           17


Item 6.   Exhibits                                                    17
          ........

          Exhibits - (11) Computation of net income per share         20

                     (31) Certifications Pursuant to Section 302 of
                             the Sarbanes-Oxley Act of 2002           21

                     (32) Certifications Pursuant to Section 906 of
                            the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                            Section 1350                              23


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         .................................

                      CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share amounts)

                                            March 30, 2007  Dec. 31, 2006
                                            ..............  .............
                                              (Unaudited)
Assets
Current assets:
  Cash                                          $    8,731     $    9,903
  Investments                                       56,450         53,220
  Accounts receivable, less allowance for
    doubtful accounts of $811 and $784 in
    2007 and 2006, respectively                     27,397         22,716
  Inventories                                       34,756         34,906
  Deferred income taxes                              2,371          2,131
  Other current assets                               1,298          1,314
                                                   .......        .......
      Total current assets                         131,003        124,190
                                                   .......        .......

Property, plant and equipment                       25,437         25,503
Other assets                                         1,740            391

Goodwill                                            31,957         31,895
                                                   .......        .......
Total Assets                                    $  190,137     $  181,979
                                                   .......        .......
                                                   .......        .......


Liabilities and Stockholders' Equity
.....................................

Current liabilities:
  Accounts payable                              $    6,959     $    6,386
  Accrued expenses and other current liabilities     7,024          6,902
  Income taxes payable                                 952            354
                                                   .......        .......

      Total current liabilities                     14,935         13,642
                                                   .......        .......


Deferred income taxes                                3,172          3,171
Accrued deferred compensation                        1,375          1,375
Minority interest in subsidiary                         65             66

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                 0              0
  Common stock, par value $.001 per share:
    20,000 shares authorized, 12,147 and 12,088
    shares issued and outstanding in 2007 and 2006,
    respectively                                        12             12
  Additional paid-in capital                        51,054         49,161
  Retained earnings                                116,257        111,602
  Accumulated other comprehensive income             3,267          2,950
                                                   .......        .......

      Total stockholders' equity                   170,590        163,725
                                                   .......        .......

Total Liabilities and Stockholders' Equity      $  190,137     $  181,979
                                                   .......        .......
                                                   .......        .......


See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF INCOME
      (Unaudited and in thousands, except income per share amounts)

                                                    Three Months Ended
                                                 .......................
                                                   March 30,    March 31,
                                                     2007         2006
                                                   ........     ........

Net sales and services                             $ 40,941     $ 36,325
Cost of sales and services                           23,100       19,056
                                                   ........     ........

Gross profit                                         17,841       17,269

Operating expenses:
   Selling and marketing                              4,327        4,776
   General and administrative                         4,174        2,895
   Research and development                           3,826        3,625
                                                   ........     ........

      Total operating expenses                       12,327       11,296
                                                   ........     ........

Income from operations                                5,514        5,973
Non-operating income (expense):
   Interest income                                      781          435
   Minority interest                                      1          (3)
   Merger expenses                                        0        (838)
   Foreign currency gains and other income, net          97          120
                                                   ........     ........

Income before provision for income taxes              6,393        5,687

Provision for income taxes                            1,738        1,820
                                                   ........     ........
Net income                                         $  4,655     $  3,867
                                                   ........     ........
                                                   ........     ........

Basic income per common share                         $0.38        $0.32
                                                   ........     ........
                                                   ........     ........

Weighted average common shares outstanding           12,107       12,060
                                                   ........     ........
                                                   ........     ........

Diluted income per common share                       $0.38        $0.31
                                                   ........     ........
                                                   ........     ........

Weighted average common and
   common equivalent shares outstanding              12,409       12,614
                                                   ........     ........
                                                   ........     ........

See Notes to Consolidated Financial Statements.







                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and in thousands)
                                                    Three Months Ended
                                                   .....................
                                                   March 30,   March 31,
                                                     2007        2006
                                                   .........   .........
Operating activities:
  Net income                                        $  4,655    $  3,867
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest                                  (1)           3
      Depreciation and amortization                      648         655
      Stock compensation expense                         791          50
      Tax benefit from employee stock
        option exercises                                (23)           0
      Provision for doubtful accounts                     54          24
      Deferred income taxes                            (241)           0
      Changes in operating assets and liabilities:
        Accounts receivable                          (4,622)       (312)
        Inventories                                      255     (3,761)
        Other current assets                              23         285
        Other assets                                 (1,315)       (224)
        Accounts payable                                 551       2,322
        Accrued expenses and other
          current liabilities                            663       2,917
                                                   .........   .........
            Net cash provided by
              operating activities                     1,438       5,826
                                                   .........   .........
Investing activities:
  Purchases of investments, net of redemptions       (3,230)    (10,550)
  Purchases of property, plant and equipment           (527)       (463)
  Proceeds from the sale of equipment                      0          34
                                                   .........   .........
            Net cash used in investing activities    (3,757)    (10,979)
                                                   .........   .........
Financing activities:
  Proceeds from exercise of common stock options       1,094         193
  Excess income tax benefit from employee
    stock options                                         23          25
                                                   .........   .........
            Net cash provided by
              financing activities                     1,117         218
                                                   .........   .........
Effect of exchange rate changes on cash                   30          40
                                                   .........   .........
Net decrease in cash                                 (1,172)     (4,895)
Cash - beginning of period                             9,903      16,303
                                                   .........   .........
Cash - end of period                               $   8,731   $  11,408
                                                   .........   .........
                                                   .........   .........

Supplemental cash flow information:
  Cash paid for:
    Interest                                       $       0   $       0
    Income taxes                                   $   1,358   $     201

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

The consolidated balance sheet as of March 30, 2007, the consolidated statements of income for the three months ended March 30, 2007 and March 31, 2006 and the consolidated statements of cash flows for the three months ended March 30, 2007 and March 31, 2006 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 30, 2007 and for all periods presented.

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

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2006. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended March 30, 2007 are not necessarily indicative of the operating results to be expected for future interim periods or the full year ending December 31, 2007.

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

     On April 4, 2006, the stockholders of the Company voted to adopt the Merger Agreement providing for the acquisition of the Company by Coherent. On May 9, 2006, Coherent, Inc. received U.S. antitrust approval to acquire the Company. On October 25, 2006, the German Federal Cartel Office issued a prohibition order on the merger. On November 1, 2006, the Merger Agreement between the Company and Coherent was terminated. In connection with the merger, the Company recorded $838 thousand of merger expenses in the consolidated statement of income for the three months ended March 31, 2006.

C.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     .......................................

     The Company's stock-based employee compensation plans are described more fully below. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123 (R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized for the three months ended March 30, 2007 and March 31, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123. The fair value of the options was determined at the date of grant using the Black-Scholes option pricing model and is being amortized to expense over the options' vesting periods. Stock based compensation expense for an award with only service conditions that has a graded vesting schedule is recognized on a straight-line basis over the requisite service period for the entire award, with such amount recognized at any date at least equaling the portion of the grant date fair value of the award that is vested at that date. Stock based compensation expense for an award that includes a performance condition that has a graded vesting schedule is recognized under the accelerated method. There were 125 thousand shares of restricted stock granted, of which 100 thousand vest contingent on attainment of a performance condition, and no stock option grants during the three months ended March 30, 2007. There were no stock option or other share-based award grants during the three months ended March 31, 2006.

     The following table illustrates the stock based compensation expense recorded in the statements of income for the three months ended March 30, 2007 and March 31, 2006 and the impact on the Company's income before provision for income taxes, net income and income per share (In thousands, except per share data).
                                                      Three months ended
                                                   ......................
                                                   March 30,    March 31,
                                                     2007         2006
                                                   .........    .........
     Stock based compensation expense:
         Stock options                                 $  17        $  50
         Restricted stock                              $ 774        $   0

     Impact on income before provision for taxes       $ 791        $  50
     Impact on net income                              $ 580        $  50
     Impact on basic income per common share           $0.05        $0.00
     Impact on diluted income per common share         $0.04        $0.00

     The actual income tax benefit realized for the tax deductions from stock option exercises for the three months ended March 30, 2007 and March 31, 2006 was $23 thousand and $25, respectively. There was a $240 thousand tax benefit recognized related to the total compensation expense for share-based payment arrangements for the three months ended March 30, 2007. There was no tax benefit recognized on the total compensation expense for the share-based payment arrangements for the three months ended March 31, 2006, as all the related options were incentive stock options and the tax benefit associated with disqualified incentive stock options is recognized by the Company only after such incentive stock options are exercised and disqualified.

     The following paragraphs describe each of the Company's stock-based compensation plans:

     In 1990, the Company adopted a stock option plan (the "Plan") which provided for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, to purchase an aggregate of 2,000,000 shares of common stock, as amended, at prices and terms determined by the Board of Directors. Options granted under the Plan, which terminated on July 30, 2000, may be exercisable for a period of up to ten years. All options granted to employees under the Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years and expire either five or ten years from date of grant.

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The exercise price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through March 30, 2007, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant. As of March 30, 2007, options for the purchase of 10,092 shares were available for future grant under the 1998 Plan.

     In 2004, the Company adopted a stock option plan (the "2004 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 2004 Plan, which terminates on February 23, 2014, may be exercisable for a period up to ten years. Through March 30, 2007, all options granted to employees under the 2004 Plan have exercise prices equal to the market value of the stock on the date of grant, vest immediately, and expire ten years from the date of grant. Although there were 445,000 shares of common stock available for issuance under the 2004 Plan, when the 2006 option plan discussed below was approved, the Company agreed to discontinue granting options under the 2004 Plan.

     In 2006, the Company adopted a stock option / stock issuance plan (the "2006 Plan"), which provides for an aggregate of up to 750,000 shares of common stock, which may be directly issued to eligible participants, granted as incentive stock options to employees of the Company or granted as non-statutory stock options to employees, including officers and directors of the Company, as well as to certain advisors and consultants. Shares of common stock issued under the 2006 Plan may, in the discretion of the Company's Compensation Committee ("the Committee"), be fully and immediately vested upon issuance or may vest in one or more installments over the participant's period of service and / or upon attainment of specified performance objectives. Recipients of common stock under the stock issuance program have full stockholder rights with respect to those shares, whether or not their interest in those shares is vested. The exercise price for the common stock underlying the options is determined by the Committee, but in no event shall it be less than 100% of the fair market value of the Company's common stock on the date the option is granted (110% in the case of incentive stock options granted to optionees who own more than 10% of the voting power of all classes of stock of the Company). No option granted under the 2006 Plan may be exercised after the expiration of the option, which may not, in any case, exceed ten years from the date of grant (five years in the case of incentive options granted to persons who own more than 10% of the voting power of all classes of the stock of the Company). Options granted under the 2006 Plan are exercisable on such basis as determined by the Committee, and become fully exercisable upon the sale or merger of the Company, as defined in the 2006 Plan. As of March 30, 2007, no options were granted and 125 thousand restricted common shares were awarded under the 2006 Plan.

     The following table summarizes activity related to the Company's stock option / stock issuance plans during the three months ended March 30, 2007:


                                          Stock    Weighted     Stock
                                         Options'   Average    Options'
                 Number of    Number     Weighted  Remaining  Aggregate
                restricted   of stock    Average  Contractual Intrinsic
                shares (in  options (in  Exercise  Term (in    Value(in
                thousands)   thousands)   Price     years)    thousands)
                ..........  ...........  ........ ........... ..........
Outstanding at
 December 31, 2006       0        1,299  $ 21.51
Granted                125            0  $     0
Options exercised/
 restricted
 stock vested            0         (58)  $ 18.73
Cancelled                0         (30)  $ 32.79
                ..........  ...........

Outstanding at
 March 30, 2007        125        1,211  $ 21.36      5.78      $ 8,935
                ..........  ...........
                ..........  ...........
Shares/Options
 expected to vest
 at March 30, 2007     125           10  $ 20.82      6.00      $    68
Exercisable at
 March 30, 2007          0        1,201  $ 21.37      5.78      $ 8,867

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 30, 2007. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for the three months ended March 30, 2007 and March 31, 2006 was $441 thousand and $71 thousand, respectively.

     As of March 30, 2007, there was $53 thousand of unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.0 year and $2.5 million of unrecognized stock-based compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of less than one year.

     When an option is exercised, the Company issues new shares of common stock.

D.  INVENTORIES
    ...........

     Inventories are recorded at the lower of cost, on a first-in, first
out basis, or market value.   Inventories consist of the following (in
thousands):

                              March 30, 2007    December 31, 2006
                              ..............    .................

     Raw Materials                 $  17,876            $  18,584
     Work-in-Process                   9,524                9,410
     Finished Goods                    4,936                4,907
     Consigned Inventory               2,420                2,005
                                   .........            .........
                                   $  34,756            $  34,906
                                   .........            .........
                                   .........            .........

E.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $5.0 million and $4.2 million for the three months ended March 30, 2007 and March 31, 2006, respectively.

F.   ACCRUED WARRANTY COSTS
     ......................

     Quarterly, the Company analyzes its warranty liability for reasonableness based upon a five-year history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

     Changes in the warranty liability during the three-month period ended March 30, 2007 were as follows (In thousands):

          Balance at December 31, 2006                $  754
            Provisions for warranties
              during the three-months ended
              March 30, 2007                             152
            Costs of warranty obligations during
              the three-months ended March 30, 2007     (79)
                                                      ......
          Balance at March 30, 2007                   $  827
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

H.   GOODWILL
     ........

     The change in the goodwill balance during the three months ended March 30, 2007 is attributable to changes in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.

I.   TREASURY STOCK
     ..............

     Effective November 1, 2006, the Company's Board of Directors authorized a stock buy-back program for the repurchase of up to 2,000,000 shares of its common stock. Purchases have occurred and will continue to occur from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. As of March 30, 2007, the Company repurchased 79,500 shares of common stock under the program.

J.   DEFERRED COMPENSATION
     .....................

     The Company has a deferred compensation plan whereby certain compensation earned by a participant can be deferred and, if funded, the related assets are placed in an employee benefit trust, also known as a "rabbi trust." Under the deferred compensation plan, the participant may choose from several investment designations. At March 30, 2007, the Company had funded $1.4 million in deferred compensation thereby reporting a non-current asset and an offsetting obligation on the balance sheet.

K.   INCOME TAXES
     ............

     On January 1, 2007, the Company adopted FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards
(SFAS) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. FIN 48 provides that unrecognized tax benefits should be based on the facts, circumstances and information available at each balance sheet date and that subsequent changes in judgment should be based on new facts and circumstances and any resulting change in the amount of unrecognized tax benefit should be accounted for in the interim period in which the change occurs. The adoption of FIN 48 had no impact on the Company's consolidated financial statements.

     As of January 1, 2007, the aggregate amount of unrecognized tax benefit included in liabilities was $1.8 million which, if recognized, would affect the effective tax rate, and includes accrued interest for tax positions which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At January 1, 2007, accrued interest on uncertain tax positions was approximately $180 thousand.

     Interest expense related to income tax liabilities recognized in accordance with the provisions of FIN 48 is included in income tax expense, consistent with the Company's historical policy.

     With a few exceptions, the Company is no longer subject to federal, state or local income tax audits by taxing authorities for years before 2003. The most significant jurisdictions in which the Company is required to file income tax returns include the state of California, Massachusetts and New York.

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

Terminated Merger
..................

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

     On April 4, 2006, the stockholders of the Company voted to adopt the Merger Agreement providing for the acquisition of the Company by Coherent. On May 9, 2006, Coherent, Inc. received U.S. antitrust approval to acquire the Company. On October 25, 2006, the German Federal Cartel Office issued a prohibition order on the merger. On November 1, 2006, the Merger Agreement between the Company and Coherent was terminated.

Results of Operations
......................

     Net sales and services for the quarter ended March 30, 2007 increased $4.6 million or 12.7% to $40.9 million from $36.3 million for the quarter ended March 31, 2006. The increase for the quarters in comparison is attributable to increased CO2 laser, scanner, marking systems and high energy solid state pulsed laser sales.

     Gross margins decreased to 43.6% for the three months ended March 30, 2007 from 47.5% for the three months ended March 31, 2006. The decrease is primarily due to the product mix as gross margins vary from product to product. Gross margins vary from direct sales to distributor sales, which may result in lower gross margins, and also among the more than 250 Company product configurations.

     Selling and marketing expenses decreased to $4.3 million in the quarter ended March 30, 2007 from $4.8 million in the quarter ended March 31, 2006. The decrease of $449 thousand or 9.4% is primarily attributable to lower costs associated with a reduced sales force due to loss of personnel while the terminated merger with Coherent was pending.
 Increased sales by distributors as contrasted to direct sales also reduced selling costs. Selling and marketing expenses as a percentage of sales decreased to 10.6% for the quarter ended March 30, 2007 from 13.1% for the quarter ended March 31, 2006. The decrease as a percentage of sales is essentially attributable to fixed costs being absorbed by higher sales volume.

     General and administrative expenses increased $1.3 million or 44.2% from $2.9 million in the quarter ended March 31, 2006 to $4.2 million in the quarter ended March 30, 2007. The increase is primarily attributable to a $741 thousand increase in stock-based compensation expense in 2007 and higher bonus expense as a result of higher operating income.

     Research and development costs increased $201 thousand or 5.5% to $3.8 million from $3.6 million for the quarters ended March 30, 2007 and March 31, 2006, respectively. The increase in research and development costs was primarily attributable to increased investments throughout our product lines, most notably the expansion of our development efforts in software embedded in our products. Research and development costs decreased as a percentage of sales due to increased sales volume, as our research and development expenditures primarily consist of fixed costs.

     Interest income increased $346 thousand to $781 thousand in the quarter ended March 30, 2007 from $435 thousand in the same period of 2006. The increase is primarily due to higher average investable cash balances and higher interest rates during 2007.

     Merger related expenses for the quarter ended March 31, 2006 of $838 thousand were primarily for professional fees related to the Merger Agreement with Coherent, Inc. more fully described above.

     Foreign currency gains and other income was $97 thousand for the quarter ended March 30, 2007 as compared to $120 thousand for the quarter ended March 31, 2006. This is primarily attributable to the recording of $21 thousand and $103 thousand of foreign currency transaction gains in 2007 and 2006, respectively, principally at Excel Europe and Japan for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. subsidiaries, as a result of the decline in the value of the U.S. dollar against the Euro and Japanese Yen.

     The provision for income taxes decreased $82 thousand or 4.5% from $1.8 million in the quarter ended March 31, 2006 to $1.7 million for the quarter ended March 30, 2007. The decrease for the quarter ended March
30, 2007 was primarily due to lower effective tax rates.   The effective
tax rate was 27.2% for the quarter ended March 30, 2007 compared to 31.4% for the year ended December 31, 2006. In 2007, the effective tax rate was lower due to the jurisdictions where income was earned and an increase in credits earned. As of March 31, 2006, due to the non-deductibility of certain merger related costs, the suspension of the R&D credit and investing in taxable versus non-taxable instruments, the Company's 2006 effective tax rate increased approximately 5%.

Liquidity and Capital Resources
................................

Cash Flow Overview

     Cash and investments increased $2.1 million during the three months ended March 30, 2007 to $65.2 million. The increase was primarily due to the net cash provided by operating activities of $1.4 million and proceeds from the exercise of common stock options of $1.1 million partially offset by net cash used for capital expenditures of $527 thousand. The Company also experienced a favorable foreign exchange effect on cash of $30 thousand in 2007. As of March 30, 2007 the Company had no bank debt.

     At March 30, 2007, the Company had working capital of $116.1 million, including cash and investments of $65.2 million, compared to working capital of $110.5 million, including cash and investments of $63.1 million, at December 31, 2006. The working capital increased by $5.5 million and cash and investments increased by $2.1 million during the three months ended March 30, 2007.

     Net cash provided by operating activities was $1.4 million for the three months ended March 30, 2007 and $5.8 million for the three months ended March 31, 2006, which were primarily attributable to net income plus depreciation and amortization expenses, offset partially by net changes in working capital items. Depreciation and amortization for the three months ended March 30, 2007 was $648 thousand. Accounts receivable at March 30, 2007 of $27.4 million increased $4.7 million from December 31, 2006 primarily due to the increase in sales in 2007 coupled with the timing of the shipments in the first quarter of 2007 compared to the fourth quarter of 2006.

     Net cash used in investing activities of $3.8 million was attributable to the purchase of short-term auction rate notes for $3.2 million and equipment for $527 thousand for the three months ended March 30, 2007. Net cash used in investing activities of $11.0 million for the three months ended March 31, 2006 was due to the purchase of short-term auction rate notes for $10.6 million and equipment for $463 thousand offset partially by proceeds from the sale of equipment of $34 thousand.

     Net cash provided by financing activities was $1.1 million and $218 thousand for the three months ended March 30, 2007 and March 31, 2006, respectively resulting primarily from the proceeds received upon the exercise of employee stock options.

     As of March 30, 2007, the Company has no lines of credit.

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

Recently Issued Accounting Pronouncements Not Yet Adopted
..........................................................

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. Management is evaluating the impact the adoption of this statement will have on the Company's consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. The Company is currently evaluating the application of this statement and its effect on the Company's financial position and results of operations.

Forward-Looking Statements
...........................

     The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10K for the year ended December 31, 2006. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.


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

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash, cash equivalents and investments, with carrying amounts approximating market value. Assuming March 30, 2007 cash and investment levels, a one-point change in interest rates would have an approximate $652 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represent a large percentage of total net sales and services. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains included in determining consolidated results of operations were $21 thousand and $103 thousand in the three months ended March 30, 2007 and March 31, 2006, respectively.

     Changes in the Euro and Yen have the largest impact on the Company's operating profits. The Company estimates that a 10% change in foreign exchange rates would not materially impact reported operating profits.


Item 4.   Controls and Procedures
          .......................

Conclusion Regarding the Effectiveness of Disclosure
.....................................................
  Controls and Procedures
  .......................

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     There were no changes in the Company's internal control over financial reporting during the quarterly period ended March 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 1A.  Risk Factors
          ............

     A description of the risk factors associated with our business is contained in Item 1A, "Risk Factors," of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2007 and incorporated herein by reference. There have been no material changes in the risk factors associated with our business. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.


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


DATED:   May 8, 2007

         EXCEL TECHNOLOGY, INC.

         By:   /s/ Alice Varisano
               ............................
               Alice Varisano,
               Chief Financial Officer

         By:   /s/ Antoine Dominic
               ............................
               Antoine Dominic, President,
               Chief Executive Officer and
               Chief Operating Officer






                           INDEX TO EXHIBITS
                           .................

Exhibit No.                       Description
............    ..............................................

11             Computation of Net Income Per Share

31.1 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted
               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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





EXHIBIT 11

COMPUTATION OF NET INCOME PER SHARE
(In thousands, except per share data)(Unaudited)

                                          BASIC              DILUTED
                                   Three Months Ended  Three Months Ended
                                   March 30  March 31  March 30  March 31
                                     2007      2006      2007      2006
                                   ........  ........  ........  ........
Net income                         $  4,655  $  3,867  $  4,655  $  3,867
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........
Weighted average common shares
 outstanding                         12,107    12,060    12,107    12,060

Weighted average common share
  equivalents outstanding:
    Stock options and
      restricted stock                    0         0       302       554
                                   ........  ........  ........  ........
Weighted average common shares and
  common share equivalents
  outstanding                        12,107    12,060    12,409    12,614
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

Net income per share               $   0.38  $   0.32  $   0.38  $   0.31
                                   ........  ........  ........  ........
                                   ........  ........  ........  ........

     For the three months ended March 30, 2007 and March 31, 2006, there were 145 thousand and 155 thousand, respectively, stock options outstanding that are antidulutive and are not included in the above income per share calculations.



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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  May 8, 2007

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  May 8, 2007
                                     By:  /s/ Alice Varisano
                                          ...........................
                                          Alice Varisano,
                                          Chief Financial Officer



EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT


     I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended March 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May 8, 2007



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



EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT


     I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended March 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May 8, 2007



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