Form 10-Q
period 2007-06-29
EXCEL TECHNOLOGY INC
filed 2007-07-27
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                      .............................

                                FORM 10-Q
                      .............................

     (Mark One)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 29, 2007

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

The number of shares outstanding of registrant's common stock, par value $.001 on July 25, 2007 was 11,935,170.

                                CONTENTS

                     PART I.  FINANCIAL INFORMATION

                                                                     Page
Item 1.   Consolidated Financial Statements:
          ..................................

          Consolidated Balance Sheets as of June 29, 2007 (unaudited)
            and December 31, 2006                                       3

          Consolidated Statements of Income (unaudited) for the Three
            Months Ended June 29, 2007 and June 30, 2006                4

          Consolidated Statements of Income (unaudited) for the Six
            Months Ended June 29, 2007 and June 30, 2006                5

          Consolidated Statements of Cash Flows (unaudited) for the
            Six Months Ended June 29, 2007 and June 30, 2006            6

          Notes to Consolidated Financial Statements (unaudited)        7

Item 2.   Management's Discussion and Analysis of Financial
         .................................................
            Condition and Results of Operations                        14
            ...................................

Item 3.   Quantitative and Qualitative Disclosures about Market Risk   18
         ..........................................................

Item 4.   Controls and Procedures                                      19
          .......................

                       PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            19
          .................
Item 1A.  Risk Factors                                                 19
          ............
Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds   19
          ..........................................................
Item 3.   Defaults Upon Senior Securities                              19
          ...............................
Item 4.   Submission of Matters to a Vote of Security-Holders          20
          ...................................................
Item 5.   Other Information                                            20
          .................
Item 6.   Exhibits                                                     20
          ........
            Exhibits  -  (11) Computation of net income per share      23
                         (31) Certifications Pursuant to Section 302
                              of the Sarbanes-Oxley Act of 2002        24
                         (32) Certifications Pursuant to Section 906
                              of the Sarbanes-Oxley Act of 2002,
                              18 U.S.C. Section 1350                   26

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
          ..................................

                       CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share amounts)

                                             June 29, 2007  Dec. 31, 2006
                                             .............  .............
                                              (Unaudited)
Assets
Current assets:
  Cash                                            $  7,727       $  9,903
  Investments                                       53,950         53,220
  Accounts receivable, less allowance for
    doubtful accounts of $805 and $784 in
    2007 and 2006, respectively                     26,398         22,716
  Inventories                                       35,190         34,906
  Deferred income taxes                              2,361          2,131
  Other current assets                               1,597          1,314
                                                  ........       ........
      Total current assets                         127,223        124,190
                                                  ........       ........

Property, plant and equipment                       25,183         25,503
Other assets                                         1,734            391
Goodwill                                            32,004         31,895
                                                  ........       ........
Total Assets                                      $186,144       $181,979
                                                  ........       ........
                                                  ........       ........

Liabilities and Stockholders' Equity
.....................................
Current liabilities:
  Accounts payable                                $  6,567       $  6,386
  Accrued expenses and other current liabilities     6,261          6,902
  Income taxes payable                                  80            354
                                                  ........       ........
     Total current liabilities                      12,908         13,642
                                                  ........       ........

Deferred income taxes                                3,174          3,171
Accrued deferred compensation                        1,398          1,375
Minority interest in subsidiary                        125             66

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                 0              0
  Common stock, par value $.001 per share:
    20,000 shares authorized, 11,923 and 12,088
    shares issued and outstanding in 2007 and 2006,
    respectively                                        12             12
  Additional paid-in capital                        44,407         49,161
  Retained earnings                                120,770        111,602
  Accumulated other comprehensive income             3,350          2,950
                                                  ........       ........
     Total stockholders' equity                    168,539        163,725
                                                  ........       ........
Total Liabilities and Stockholders' Equity        $186,144       $181,979
                                                  ........       ........
                                                  ........       ........

See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF INCOME
      (Unaudited and in thousands, except income per share amounts)
                                                    Three Months Ended
                                                  .......................
                                                  June 29,       June 30,
                                                    2007           2006
                                                  ........       ........

Net sales and services                            $ 40,532       $ 39,530
Cost of sales and services                          22,470         21,484
                                                  ........       ........
Gross profit                                        18,062         18,046

Operating expenses:
  Selling and marketing                              4,619          4,965
  General and administrative                         3,944          3,070
  Research and development                           3,783          3,655
                                                  ........       ........

     Total operating expenses                       12,346         11,690
                                                  ........       ........

Income from operations                               5,716          6,356

Non-operating income (expense):
  Interest income                                      843            581
  Minority interest                                   (59)           (10)
  Merger expenses                                        0        (1,146)
  Foreign currency gains and other income, net          41            165
                                                  ........       ........

Income before provision for income taxes             6,541          5,946

Provision for income taxes                           2,028          1,956
                                                  ........       ........

Net income                                        $  4,513       $  3,990
                                                  ........       ........
                                                  ........       ........


  Basic income per common share                      $0.37          $0.33
                                                  ........       ........
                                                  ........       ........

  Weighted average common shares outstanding        12,063        12,066
                                                  ........       ........
                                                  ........       ........

  Diluted income per common share                    $0.37          $0.32
                                                  ........       ........
                                                  ........       ........

  Weighted average common and
    common equivalent shares outstanding            12,352         12,531
                                                  ........       ........
                                                  ........       ........


See Notes to Consolidated Financial Statements.


                   CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited and in thousands, except income per share amounts)
                                                     Six Months Ended
                                                  .......................
                                                  June 29,       June 30,
                                                    2007           2006
                                                  ........       ........

Net sales and services                            $ 81,473       $ 75,855
Cost of sales and services                          45,570         40,540
                                                  ........       ........
Gross profit                                        35,903         35,315
Operating expenses:
  Selling and marketing                              8,946          9,741
  General and administrative                         8,118          5,965
  Research and development                           7,609          7,280
                                                  ........       ........
     Total operating expenses                       24,673         22,986
                                                  ........       ........

Income from operations                              11,230         12,329

Non-operating income (expense):
  Interest income                                    1,624          1,017
  Minority interest in net income of subsidiary       (58)           (13)
  Merger expenses                                        0        (1,984)
  Foreign currency gains and other income, net         138            284
                                                  ........       ........

Income before provision for income taxes            12,934         11,633

Provision for income taxes                           3,766          3,776
                                                  ........       ........
Net income                                        $  9,168       $  7,857
                                                  ........       ........
                                                  ........       ........
  Basic income per common share                      $0.76          $0.65
                                                  ........       ........
                                                  ........       ........

  Weighted average common shares outstanding        12,085         12,063
                                                  ........       ........
                                                  ........       ........

  Diluted income per common share                    $0.74          $0.63
                                                  ........       ........
                                                  ........       ........
  Weighted average common and
     common equivalent shares outstanding           12,380         12,496
                                                  ........       ........
                                                  ........       ........

See Notes to Consolidated Financial Statements.


                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and in thousands)

                                                     Six Months Ended
                                                  .......................
                                                  June 29,       June 30,
                                                    2007           2006
                                                  ........       ........
Operating activities:
  Net income                                      $  9,168       $  7,857
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Minority interest                                 58             13
      Depreciation and amortization                  1,338          1,324
      Stock compensation expense                     1,642             77
      Stock-based compensation tax benefit           (498)              0
      Excess income tax benefit
        from employee stock options                      0           (25)
      Gain on sale of equipment                          0           (80)
      Provision for doubtful accounts                   36             41
      Deferred income taxes                          (229)              0
      Changes in operating assets and liabilities:
        Accounts receivable                        (3,591)        (1,804)
        Inventories                                  (123)        (5,376)
        Other current assets                         (260)            255
        Other assets                               (1,264)          (541)
        Accounts payable                               144          2,658
        Accrued expenses and other
          current liabilities                        (626)          3,543
                                                  ........       ........
          Net cash provided by
             operating activities                    5,795          7,942
                                                  ........       ........
Investing activities:
  Purchases of investments, net of redemptions       (730)       (14,500)
  Purchases of property, plant and equipment         (860)          (828)
  Proceeds from the sale of equipment                    0            216
                                                  ........       ........
          Net cash used in investing activities    (1,590)       (15,112)
                                                  ........       ........
Financing activities:
  Proceeds from exercise of common stock options    1,209             193
  Repurchases of common stock                      (8,067)              0
  Stock-based compensation tax benefit                 498             25
                                                  ........       ........
          Net cash (used in) provided
            by financing activities                (6,360)            218
                                                  ........       ........

Effect of exchange rate changes on cash               (21)            124
                                                  ........       ........
Net decrease in cash                               (2,176)        (6,828)
Cash - beginning of period                           9,903         16,303
                                                  ........       ........
Cash - end of period                              $  7,727       $  9,475
                                                  ........       ........
                                                  ........       ........

Supplemental cash flow information:
....................................
Cash paid for:
  Interest                                        $      0       $      0
  Income taxes                                    $  3,772       $    224


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

     The consolidated balance sheet as of June 29, 2007, the consolidated statements of income for the three and six months ended June 29, 2007 and June 30, 2006 and the consolidated statements of cash flows for the six months ended June 29, 2007 and June 30, 2006 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 29, 2007 and for all periods presented.

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

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2006. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended June 29, 2007 are not necessarily indicative of the operating results to be expected for future interim periods or the full year ending December 31, 2007.

     The Company's quarterly closing dates end on the Friday prior and closest to or on the last day of each calendar quarter. The Company's fiscal year always ends on December 31 st.

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

C.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     .......................................

     The Company's stock-based employee compensation plans are described more fully below. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123 (R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized for the three and six months ended June 29, 2007 and June 30, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123. The fair value of the options was determined at the date of grant using the Black-Scholes option pricing model and is being amortized to expense over the options' vesting periods. Stock based compensation expense for an award with only service conditions that has a graded vesting schedule is recognized on a straight-line basis over the requisite service period for the entire award, with such amount recognized at any date at least equaling the portion of the grant date fair value of the award that is vested at that date. Stock based compensation expense for an award that includes a performance condition that has a graded vesting schedule is recognized under the accelerated method.

     There were no restricted stock grants during the three months ended June 29, 2007 and 125 thousand shares of restricted stock granted for the six months ended June 29, 2007, of which 28 thousand vested during the second quarter of 2007 and 72 thousand vest contingent on attainment of a performance condition. Of the 28 thousand restricted shares that were issued to employees and vested during the six months ended June 29, 2007, 12 thousand were surrendered to the Company to fulfill the employee's statutory minimum tax withholding obligations of $327 thousand for the applicable income. The 12 thousand acquired shares were retired. This net share settlement had no impact on the amount of compensation cost recognized in respect of these awards. There were no stock option grants during the six months ended June 29, 2007. There were no stock option or other share-based award grants during the six months ended June 30, 2006.

     The following table illustrates the stock based compensation expense recorded in the statements of income for the three and six months ended June 29, 2007 and June 30, 2006 and the impact on the Company's income before provision for income taxes, net income and income per share (In thousands, except per share data).

                                           Three months    Three months
                                               ended          ended
                                           June 29, 2007   June 30, 2006

Stock based compensation expense:
     Stock options                            $    17           $    27
     Restricted stock                         $   834                 0

Impact on income before provision
  for income taxes                            $   851           $    27
Impact on net income                          $   593           $    27
Impact on basic income per common share       $  0.05           $  0.00
Impact on diluted income per common share     $  0.05           $  0.00

                                            Six months      Six months
                                               ended           ended
                                           June 29, 2007   June 30, 2006
Stock based compensation expense:
     Stock options                             $    34          $    77
     Restricted stock                          $ 1,608                0

Impact on income before provision
  for income taxes                             $ 1,642          $    77
Impact on net income                           $ 1,174          $    77
Impact on basic income per common share        $  0.10          $  0.01
Impact on diluted income per common share      $  0.09          $  0.01

     The actual income tax benefit realized for the tax deductions from stock option exercises for the six months ended June 29, 2007 and June 30, 2006 was $488 thousand and $25 thousand, respectively.

     There was a $498 thousand tax benefit recognized related to the compensation expense for share-based payment arrangements for the six months ended June 29, 2007, of which $269 thousand related to restricted stock that vested, resulting in a $229 thousand deferred tax asset at June 29, 2007. The excess tax benefit associated with vested restricted stock was $10 thousand for the six months ended June 29, 2007. There was no tax benefit recognized on the total compensation expense for the share-based payment arrangements for the six months ended June 30, 2006, as all the related options were incentive stock options and the tax benefit associated with disqualified incentive stock options is recognized by the Company only after such incentive stock options are exercised and disqualified.

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

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The exercise price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through June 29, 2007, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant. As of June 29, 2007, options for the purchase of 10,092 shares were available for future grant under the 1998 Plan.

     In 2004, the Company adopted a stock option plan (the "2004 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 2004 Plan, which terminates on February 23, 2014, may be exercisable for a period up to ten years. Through June 29, 2007, all options granted to employees under the 2004 Plan have exercise prices equal to the market value of the stock on the date of grant, vest immediately, and expire ten years from the date of grant. Although there were 445,000 shares of common stock available for issuance under the 2004 Plan, when the 2006 option plan discussed below was approved, the Company agreed to discontinue granting options under the 2004 Plan.

     In 2006, the Company adopted a stock option / stock issuance plan (the "2006 Plan"), which provides for an aggregate of up to 750,000 shares of common stock, which may be directly issued to eligible participants, granted as incentive stock options to employees of the Company or granted as non-statutory stock options to employees, including officers and directors of the Company, as well as to certain advisors and consultants. Shares of common stock issued under the 2006 Plan may, in the discretion of the Company's Compensation Committee ("the Committee"), be fully and immediately vested upon issuance or may vest in one or more installments over the participant's period of service and / or upon attainment of specified performance objectives. Recipients of common stock under the stock issuance program have full stockholder rights with respect to those shares, whether or not their interest in those shares is vested. The exercise price for the common stock underlying the options is determined by the Committee, but in no event shall it be less than 100% of the fair market value of the Company's common stock on the date the option is granted (110% in the case of incentive stock options granted to optionees who own more than 10% of the voting power of all classes of stock of the Company). No option granted under the 2006 Plan may be exercised after the expiration of the option, which may not, in any case, exceed ten years from the date of grant (five years in the case of incentive options granted to persons who own more than 10% of the voting power of all classes of the stock of the Company). Options granted under the 2006 Plan are exercisable on such basis as determined by the Committee, and become fully exercisable upon the sale or merger of the Company, as defined in the 2006 Plan. As of June 29, 2007, no options were granted and 125 thousand restricted common shares were awarded under the 2006 Plan.

     The following table summarizes activity related to the Company's stock option / stock issuance plans during the six months ended June 29, 2007:

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

Outstanding at
 December 31, 2006       0        1,299   $ 21.51
Granted                125            0   $     0
Options exercised/
 restricted stock
 vested               (28)        (126)   $ 12.95
Cancelled                0         (31)   $ 32.47
                ..........  ...........  ........ ........... ..........

Outstanding at
 June 29, 2007          97        1,142   $ 22.16        5.76     $ 7,313
                ..........  ...........
                ..........  ...........
Shares/Options
 expected to vest
 at June 29, 2007       97            8   $ 20.00        5.66     $    65
Exercisable at
 June 29, 2007           0        1,134   $ 22.17        5.76     $ 7,247

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 29, 2007. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for the three months ended June 29, 2007 was $1.3 million. There were no stock option exercises during the three months ended June 30, 2006. Total intrinsic value of options exercised for the six months ended June 29, 2007 and June 30, 2006 was $1.8 million and $71 thousand, respectively.

     As of June 29, 2007, there was $36 thousand of unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of less than one year and $1.6 million of unrecognized stock-based compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of less than one year.

     When an option is exercised, the Company issues new shares of common stock.

     In 2007, 15 thousand shares of common stock were used by employees to exercise options. Such shares, which had a market value of $420 thousand, were retired.

D.   INVENTORIES
     ...........
     Inventories are recorded at the lower of cost, on a first-in, first
out basis, or market value.   Inventories consist of the following (in
thousands):

                                        June 29, 2007  December 31, 2006
                                        .............  .................
     Raw Materials                         $   18,858         $   18,584
     Work-in-Process                            8,998              9,410
     Finished Goods                             4,982              4,907
     Consigned Inventory                        2,352              2,005
                                           ..........         ..........
                                           $   35,190         $   34,906
                                           ..........         ..........
                                           ..........         ..........

E.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $4.6 million and $4.8 million for the three months ended June 29, 2007 and June 30, 2006, respectively and $9.6 million and $9.0 million for the six months ended June 29, 2007 and June 30, 2006, respectively.

F.   ACCRUED WARRANTY COSTS
     ......................

     Quarterly, the Company analyzes its warranty liability for reasonableness based upon a five-year history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

     Changes in the warranty liability during the six-month period ended June 29, 2007 were as follows (In thousands):


     Balance at December 31, 2006                     $  754
     Provisions for warranties during the six-
       months ended June 29, 2007                        410
     Costs of warranty obligations during the six-
        months ended June 29, 2007                     (337)
                                                      ......
     Balance at June 29, 2007                         $  827
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

H.   GOODWILL
     ........

     The change in the goodwill balance during the six months ended June 29, 2007 is attributable to changes in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.

I.   TREASURY STOCK
     ..............

     Effective November 1, 2006, the Company's Board of Directors authorized a stock buy-back program for the repurchase of up to 2,000,000 shares of its common stock. Purchases have occurred and will continue to occur from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. During the six months ended June 29, 2007, the Company repurchased 292,590 shares of common stock for $7,740 thousand and as of June 29, 2007, the Company had repurchased 372,090 shares of common stock under the program.

J.   DEFERRED COMPENSATION
     .....................

     The Company has a deferred compensation plan whereby certain compensation earned by a participant can be deferred and, if funded, the related assets are placed in an employee benefit trust, also known as a "rabbi trust." Under the deferred compensation plan, the participant may choose from several investment designations. At June 29, 2007, the Company had funded $1.4 million in deferred compensation thereby reporting a non-current asset and an offsetting obligation on the balance sheet.

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

     As of June 29, 2007, there was no significant change to the Company's unrecognized income tax benefit which was recorded as of January 1,2007.

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

Results of Operations
......................

     Net sales and services for the quarter ended June 29, 2007 increased $1.0 million or 2.5% to $40.5 million from $39.5 million for the quarter ended June 30, 2006. The increase for the quarters in comparison is attributable to increased CO2 laser, scanner and high power solid state laser sales. For the six months ended June 29, 2007, net sales and services were $81.5 million, an increase of $5.6 million or 7.4% from $75.9 million for the six months ended June 30, 2006. The increase for the six months in comparison is primarily attributable to increased CO2 laser, scanner, marking systems, high power solid state and high energy solid state pulsed laser sales.

     Gross margins decreased to 44.6% for the three months ended June 29, 2007 from 45.7% for the three months ended June 30, 2006. For the six months ended June 29, 2007, gross margins decreased to 44.1% from 46.6% in the six months ended June 30, 2006. The decreases are primarily due to the product mix as gross margins vary among the more than 250 Company product configurations. Gross margins also decreased due to higher distributor sales in the 2007 periods, which had lower gross margins than direct sales.

     Selling and marketing expenses decreased to $4.6 million in the quarter ended June 29, 2007 from $5.0 million in the quarter ended June 30, 2006. The decrease of $346 thousand or 7.0% is primarily attributable to lower costs associated with a reduced sales force due to loss of personnel while the terminated merger with Coherent was pending.
 Increased sales by distributors as contrasted to direct sales also reduced selling costs. For the six months ended June 29, 2007, selling and marketing expenses were $8.9 million as compared to $9.7 million for the same period in 2006, which also resulted from decreased variable costs. Selling and marketing expenses as a percentage of sales decreased to 11.4% for the quarter ended June 29, 2007 from 12.6% for the quarter ended June 30, 2006. Selling and marketing expenses as a percentage of sales decreased to 11.0% for the six months ended June 29, 2007 from 12.8% for the comparable period in the prior year. The decreases as a percentage of sales are essentially attributable to fixed costs being absorbed by higher sales volume.

     General and administrative expenses increased $875 thousand or 28.5% from $3.1 million in the quarter ended June 30, 2006 to $3.9 million in the quarter ended June 29, 2007. For the six months ended June 29, 2007, general and administrative expenses were $8.1 million, an increase of $2.2 million or 36.1% over the $6.0 million for the quarter ended June 30, 2006. The increases are primarily attributable to increases in stock-based compensation expense in 2007 of $824 thousand and $1.6 million, respectively.

     Research and development costs increased $128 thousand or 3.5% to $3.8 million from $3.7 million for the quarters ended June 29, 2007 and June 30, 2006, respectively. For the six months ended June 29, 2007, research and development costs increased $328 thousand or 4.5% to $7.6 million from $7.3 million in 2006. The increases in research and development costs were primarily attributable to increased investments throughout our product lines, most notably the expansion of our development efforts in software embedded in our products.

     Interest income increased $262 thousand to $843 thousand in the quarter ended June 29, 2007 from $581 thousand in the same period of 2006 and $606 thousand to $1.6 million in the six months ended June 29, 2007 from $1.0 million in the same period of 2006. The increases are primarily due to higher average investable cash balances and higher interest rates during each 2007 period.

     Merger expenses of $1.1 million and $2.0 million for the three and six months ended June 30, 2006, respectively, were primarily for professional fees related to the Merger Agreement with Coherent, Inc. more fully described above.

     Foreign currency gains and other income was $41 thousand for the quarter ended June 29, 2007 as compared to $165 thousand for the quarter ended June 30, 2006, which included foreign currency transaction gains of $25 thousand and $128 thousand, respectively. Foreign currency gains and other income was $138 thousand for the six months ended June 29, 2007 as compared to $284 thousand for the six months ended June 30, 2006. This is primarily attributable to the recording of $46 thousand and $232 thousand of foreign currency transaction gains in 2007 and 2006, respectively, principally at Excel Europe and Japan for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. subsidiaries, as a result of the decline in the value of the U.S. dollar against the Euro and Japanese Yen.

     The provision for income taxes was approximately $2.0 million in the quarter ended June 30, 2006 and the quarter ended June 29, 2007. For both the six months ended June 29, 2007 and June 30, 2006, the provision for income taxes was $3.8 million. The effective tax rate was 31.0% for the quarter ended June 29, 2007 and 29.1% for the six months ended June 29, 2007 compared to 31.4% for the year ended December 31, 2006. In 2007, the effective tax rate was lower due to the jurisdictions where income was earned and an increase in credits earned.

Liquidity and Capital Resources
................................

Cash Flow Overview

     Cash and investments decreased $1.4 million during the six months ended June 29, 2007 to $61.7 million. The decrease was primarily due to cash used for the re-purchase of common shares of $8.1 million and net cash used for capital expenditures of $860 thousand partially offset by the net cash provided by operating activities of $5.8 million and proceeds from the exercise of common stock options of $1.2 million. The Company also experienced an unfavorable foreign exchange effect on cash of $21 thousand in 2007. As of June 29, 2007 the Company had no bank debt.

     At June 29, 2007, the Company had working capital of $114.3 million, including cash and investments of $61.7 million, compared to working capital of $110.5 million, including cash and investments of $63.1 million, at December 31, 2006. The working capital increased by $3.8 million and cash and investments decreased by $1.4 million during the six months ended June 29, 2007.

     Net cash provided by operating activities was $5.8 million for the six months ended June 29, 2007 and $7.9 million for the six months ended June 30, 2006, which were primarily attributable to net income plus depreciation and amortization expenses, offset partially by net changes in working capital items. Depreciation and amortization for the six months ended June 29, 2007 was $1.3 million. Accounts receivable at June 29, 2007 of $26.4 million increased $3.7 million from December 31, 2006 primarily due to the increase in sales in 2007 coupled with the timing of the shipments in the second quarter of 2007 compared to the fourth quarter of 2006. Inventory at June 29, 2007 of $35.2 million increased $283 thousand from December 31, 2006 primarily due to increased projected sales volume for the third quarter of 2007 compared to the first quarter of 2007 as well as the introduction of new products.

     Net cash used in investing activities of $1.6 million was attributable to the purchase of short-term auction rate notes for $730 thousand and equipment for $860 thousand for the six months ended June 29, 2007. Net cash used in investing activities of $15.1 million was primarily attributable to the purchase of short-term auction rate notes for $14.5 million and equipment for $828 thousand offset partially by the proceeds from the sale of equipment of $216 thousand for the six months ended June 30, 2006.

     Net cash used in financing activities of $6.4 million for the six months ended June 29, 2007 was primarily attributable to the repurchase of common stock for $8.1 million, offset by $1.2 million of proceeds received upon the exercise of employee stock options and a $498 thousand income tax benefit from employee stock option exercises. Net cash provided by financing activities was $218 thousand for the six months ended June 30, 2006 resulting primarily from the proceeds received upon the exercise of employee stock options.

     As of June 29, 2007, the Company has no lines of credit.

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

Item 3.   Quantitative and Qualitative Disclosures About
          ..............................................
            Market Risk
            ...........

Market Risk
............

     The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on demand deposits with banks and money market funds and foreign currency exchange rates, generating translation and transaction gains and losses.

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash, cash equivalents and investments, with carrying amounts approximating market value. Assuming June 29, 2007 cash and investment levels, a one-point change in interest rates would have an approximate $617 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represent a large percentage of total net sales and services. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains included in determining consolidated results of operations were $46 thousand and $232 thousand in the six months ended June 29, 2007 and June 30, 2006, respectively.

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

     There were no changes in the Company's internal control over financial reporting during the quarterly period ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities
          .......................................
            and Use of Proceeds
            ...................

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

DATED:  July 27, 2007

        EXCEL TECHNOLOGY, INC.

        By:  /s/ Alice Varisano
             ..........................
             Alice Varisano,
             Chief Financial Officer

        By:  /s/ Antoine Dominic
             ..........................
             Antoine Dominic, President,
             Chief Executive Officer and
             Chief Operating Officer


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


EXHIBIT 11

COMPUTATION OF NET INCOME PER SHARE
(In thousands, except per share data)(Unaudited)

                                     BASIC           DILUTED

                                 Three Months      Three Months
                                    Ended             Ended
                               ................  ................
                               June 29  June 30  June 29  June 30
                                  2007     2006     2007     2006
                               .......  .......  .......  .......

Net income                     $ 4,513  $ 3,990  $ 4,513  $ 3,990
                               .......  .......  .......  .......
                               .......  .......  .......  .......
Weighted average common
 shares outstanding             12,063   12,066   12,063   12,066

Weighted average common share
 equivalents outstanding:
   Stock options and
    restricted stock                 0        0      289      465
                               .......  .......  .......  .......

Weighted average common shares
 and common share equivalents
 outstanding                    12,063   12,066   12,352   12,531
                               .......  .......  .......  .......
                               .......  .......  .......  .......

Net income per share           $  0.37   $ 0.33   $ 0.37   $ 0.32
                               .......  .......  .......  .......
                               .......  .......  .......  .......

                                 Six Months         Six Months
                                    Ended             Ended
                               ................  ................
                               June 29  June 30  June 29  June 30
                                 2007     2006     2007     2006
                               .......  .......  .......  .......

Net income                     $ 9,168  $ 7,857  $ 9,168  $ 7,857
                               .......  .......  .......  .......
                               .......  .......  .......  .......

Weighted average common
 shares outstanding             12,085   12,063   12,085   12,063

Weighted average common share
 equivalents outstanding:
   Stock options and
    restricted stock                 0        0      295      433
                               .......  .......  .......  .......

Weighted average common shares
 and common share equivalents
 outstanding                    12,085   12,063   12,380   12,496
                               .......  .......  .......  .......
                               .......  .......  .......  .......

Net income per share           $  0.76  $  0.65  $  0.74  $  0.63
                               .......  .......  .......  .......
                               .......  .......  .......  .......


For both the three and six months ended June 29, 2007, there were 145 thousand stock options outstanding that are antidulutive and are not included in the above income per share calculations.

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


Dated:  July 27, 2007

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


Dated:  July 27, 2007

              By:  /s/ Alice Varisano
                   ............................
                   Alice Varisano,
                   Chief Financial Officer


EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT


  I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended June 29, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  July 27, 2007


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


EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT


     I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended June 29, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  July 27, 2007



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