Form 10-Q
period 2007-09-28
EXCEL TECHNOLOGY INC
filed 2007-10-18
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                      .............................

                                FORM 10-Q
                      .............................

     (Mark One)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 28, 2007

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

The number of shares outstanding of registrant's common stock, par value $.001 October 17, 2007 was 11,621,156.

                                CONTENTS

                    PART I.   FINANCIAL INFORMATION

                                                                     Page
Item 1.  Consolidated Financial Statements:
         ..................................
         Consolidated Balance Sheets as of September 28, 2007
         (unaudited)and December 31, 2006                               3

         Consolidated Statements of Income (unaudited) for the Three
         Months Ended September 28, 2007 and September 29, 2006         4

         Consolidated Statements of Income (unaudited) for the Nine
         Months Ended September 28, 2007 and September 29, 2006         5

         Consolidated Statements of Cash Flows (unaudited) for the
         Nine Months Ended September 28, 2007 and September 29, 2006    6

         Notes to Consolidated Financial Statements (unaudited)         7

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
           Condition and Results of Operations                         14
           ...................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk    18
         ..........................................................

Item 4.  Controls and Procedures                                       19
         .......................

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             19
         .................

Item 1A. Risk Factors                                                  19
         ............

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds    19
         ..........................................................

Item 3.  Defaults Upon Senior Securities                               19
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders           20
         ...................................................

Item 5.  Other Information                                             20
         .................

Item 6.  Exhibits                                                      20
           Exhibits - (11) Computation of net income per share         23
                      (31) Certifications Pursuant to Section 302 of
                           the Sarbanes-Oxley Act of 2002              24
                      (32) Certifications Pursuant to Section 906 of
                           the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                           Section 1350                                26


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         ..................................

                      CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share amounts)

                                          Sept. 28, 2007    Dec. 31, 2006
                                          ..............    .............
                                                              (Unaudited)
Assets
.......
Current assets:
  Cash                                        $    7,519       $    9,903
  Investments                                     50,550           53,220
  Accounts receivable, less allowance for
    doubtful accounts of $813 and $784 in
    2007 and 2006, respectively                   23,937           22,716
  Inventories                                     36,569           34,906
  Deferred income taxes                            2,367            2,131
  Other current assets                             1,607            1,314
  Income taxes receivable                          2,135                0
                                              ..........       ..........
      Total current assets                       124,684          124,190
                                              ..........       ..........
Property, plant and equipment                     24,876           25,503
Other assets                                       1,806              391
Goodwill                                          32,247           31,895
                                              ..........       ..........
Total Assets                                  $  183,613       $  181,979
                                              ..........       ..........
                                              ..........       ..........

Liabilities and Stockholders' Equity
.....................................
Current liabilities:
  Accounts payable                            $    5,149       $    6,386
  Accrued expenses and other
    current liabilities                            6,769            6,902
  Income taxes payable                             1,378              354
                                              ..........       ..........
      Total current liabilities                   13,296           13,642
                                              ..........       ..........


Deferred income taxes                              3,176            3,171
Accrued deferred compensation                      1,475            1,375
Minority interest in subsidiary                      133               66

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued               0                0

  Common stock, par value $.001 per share:
    20,000 shares authorized, 11,617 and
    12,088 shares issued and outstanding in
    2007 and 2006, respectively                       12               12
  Additional paid-in capital                      36,466           49,161
  Retained earnings                              124,683          111,602
  Accumulated other comprehensive income           4,372            2,950
                                              ..........       ..........

      Total stockholders' equity                 165,533          163,725
                                              ..........       ..........
Total Liabilities and Stockholders' Equity    $  183,613       $  181,979
                                              ..........       ..........
                                              ..........       ..........


See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited and in thousands, except income per share amounts)

                                                  Three Months Ended
                                             ............................
                                             September 28,  September 29,
                                                  2007           2006
                                             .............. .............

Net sales and services                          $    37,446    $   40,299
Cost of sales and services                           21,285        22,350
                                                 ..........    ..........
Gross profit                                         16,161        17,949

Operating expenses:
  Selling and marketing                               4,107         4,611
  General and administrative                          3,933         3,724
  Research and development                            3,662         3,527
  Merger related and deferred
    compensation expenses                                 0         2,875
  Merger expenses                                         0           210
                                                 ..........    ..........
     Total operating expenses                        11,702        14,947
                                                 ..........    ..........
Income from operations                                4,459         3,002

Non-operating income (expense):
  Interest income                                       703           755
  Minority interest                                     (9)          (28)
  Foreign currency gains/losses and other, net          177          (15)
                                                 ..........    ..........
Income before provision for income taxes              5,330         3,714

Provision for income taxes                            1,417         1,226
                                                 ..........    ..........
Net income                                       $    3,913    $    2,488

Basic income per common share                         $0.33         $0.21
                                                 ..........    ..........
                                                 ..........    ..........
Weighted average common shares outstanding           11,795        12,066
                                                 ..........    ..........
                                                 ..........    ..........
Diluted income per common share                       $0.33         $0.20
                                                 ..........    ..........
                                                 ..........    ..........
Weighted average common and
     common equivalent shares outstanding            12,030        12,522
                                                 ..........    ..........
                                                 ..........    ..........

See Notes to Consolidated Financial Statements.


                   CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited and in thousands, except income per share amounts)

                                                  Nine Months Ended
                                             ............................
                                             September 28,  September 29,
                                                  2007           2006
                                             .............. .............

Net sales and services                           $  118,919    $  116,154
Cost of sales and services                           66,855        62,890
                                                 ..........    ..........
Gross profit                                         52,064        53,264

Operating expenses:
  Selling and marketing                              13,053        14,352
  General and administrative                         12,051         9,689
  Research and development                           11,271        10,807
  Merger related and deferred
    compensation expenses                                 0         2,875
  Merger expenses                                         0         2,194
                                                 ..........    ..........
      Total operating expenses                       36,375        39,917
                                                 ..........    ..........

Income from operations                               15,689        13,347
Non-operating income (expense):
  Interest income                                     2,327         1,772
  Minority interest in net income
    of subsidiary                                      (67)          (41)
  Foreign currency gains and other, net                 315           269
                                                 ..........    ..........
Income before provision for income taxes             18,264        15,347
Provision for income taxes                            5,183         5,002
                                                 ..........    ..........

Net income                                       $   13,081    $   10,345
                                                 ..........    ..........
                                                 ..........    ..........

Basic income per common share                         $1.09         $0.86
                                                 ..........    ..........
                                                 ..........    ..........

Weighted average common shares outstanding           11,987        12,064
                                                 ..........    ..........
                                                 ..........    ..........

Diluted income per common share                       $1.07         $0.83
                                                 ..........    ..........
                                                 ..........    ..........

Weighted average common and
     common equivalent shares outstanding            12,263        12,505
                                                 ..........    ..........
                                                 ..........    ..........

See Notes to Consolidated Financial Statements.


                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and in thousands)

                                                  Nine Months Ended
                                             ............................
                                             September 28,  September 29,
                                                  2007           2006
                                             .............. .............
Operating activities:
  Net income                                     $   13,081    $   10,345
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Minority interest                                  67            41
      Depreciation and amortization                   1,980         1,971
      Stock-based compensation expense                2,292            95
      Stock-based compensation excess
        tax benefit                                   (516)             0
      Excess income tax benefit from
        employee stock options                            0          (37)
      Gain on sale of equipment                           0         (116)
      Provision for doubtful accounts                    44            54
      Deferred income taxes                           (237)             0
      Changes in operating assets
        and liabilities:
          Accounts receivable                         (778)       (2,792)
          Inventories                               (1,007)       (5,726)
          Other current assets                        (254)           176
          Other assets                              (1,512)         (576)
          Accounts payable                          (1,316)         2,030
          Accrued expenses and other
            current liabilities                       (983)         3,835
                                                 ..........    ..........
              Net cash provided by
                operating activities                 10,861         9,300
                                                 ..........    ..........
Investing activities:
  Purchases of investments, net of redemptions            0      (15,150)
  Proceeds from investment redemptions,
    net of purchases                                  2,670             0
  Purchases of property, plant and equipment        (1,095)       (1,290)
  Proceeds from the sale of equipment                     0           291
                                                 ..........    ..........
              Net cash provided by (used in)
                investing activities                  1,575      (16,149)
                                                 ..........    ..........
Financing activities:
  Proceeds from exercise of common stock options      1,209           204
  Repurchases of common stock                      (16,664)             0
  Stock-based compensation excess tax benefit           516            37
                                                 ..........    ..........
              Net cash (used in) provided by
                financing activities               (14,939)           241
                                                 ..........    ..........
Effect of exchange rate changes on cash                 119            79
                                                 ..........    ..........
Net decrease in cash                                (2,384)       (6,529)
Cash - beginning of period                            9,903        16,303
                                                 ..........    ..........
Cash - end of period                             $    7,519    $    9,774
                                                 ..........    ..........
                                                 ..........    ..........
Supplemental cash flow information:
Cash paid for:
  Interest                                       $        0    $        0
  Income taxes                                   $    6,011    $    5,625

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

     The consolidated balance sheet as of September 28, 2007, the consolidated statements of income for the three and nine months ended September 28, 2007 and September 29, 2006 and the consolidated statements of cash flows for the nine months ended September 28, 2007 and September 29, 2006 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 28, 2007 and for all periods presented.

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

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2006. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended September 28, 2007 are not necessarily indicative of the operating results to be expected for future interim periods or the full year ending December 31, 2007.

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

     On April 4, 2006, the stockholders of the Company voted to adopt the Merger Agreement providing for the acquisition of the Company by Coherent. On May 9, 2006, Coherent, Inc. received U.S. antitrust approval to acquire the Company. On October 25, 2006, the German Federal Cartel Office issued a prohibition order on the merger. On November 1, 2006, the Merger Agreement between the Company and Coherent was terminated. In connection with the merger, the Company incurred $210 thousand and $2.2 million in merger related expenses, which have been included in the consolidated statement of income for the three and nine months ended September 29, 2006, respectively. Such costs, which were previously separately disclosed as non-operating expense, have been reclassified to operating expense.

C.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     .......................................

     The Company's stock-based employee compensation plans are described more fully below. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123 (R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized for the three and nine months ended September 28, 2007 and September 29, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123. The fair value of the options was determined at the date of grant using the Black-Scholes option pricing model and is being amortized to expense over the options' vesting periods. Stock based compensation expense for an award with only service conditions that has a graded vesting schedule is recognized on a straight-line basis over the requisite service period for the entire award, with such amount recognized at any date at least equaling the portion of the grant date fair value of the award that is vested at that date. Stock based compensation expense for an award that includes a performance condition that has a graded vesting schedule is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

     There were no restricted stock grants during the three months ended September 28, 2007 and 125 thousand shares of restricted stock granted for the nine months ended September 28, 2007, of which 61 thousand had vested as of September 28, 2007. At September 28, 2007, 39 thousand shares of restricted stock vest contingent on attainment of a performance condition. Of the 61 thousand restricted shares that vested and were issued to employees during the nine months ended September 28, 2007, 26 thousand were surrendered to the Company to fulfill the employee's minimum statutory tax withholding obligations of $722 thousand for the applicable income. The 26 thousand acquired shares were retired. This net share settlement had no impact on the amount of compensation cost recognized in respect of these awards. There were no stock option grants during the nine months ended September 28, 2007. There were no stock option or other share-based award grants during the nine months ended September 29, 2006.

     The following table illustrates the stock based compensation expense recorded in the statements of income for the three and nine months ended September 28, 2007 and September 29, 2006 and the impact on the Company's income before provision for income taxes, net income and income per share (In thousands, except per share data).



                                                 Three Months Ended
                                             ............................
                                             September 28,  September 29,
                                                 2007           2006
                                             .............. .............
Stock based compensation expense:
  Stock options                                     $    17        $   18
  Restricted stock                                  $   633        $    0
Impact on income before provision
  for income taxes                                  $   650        $   18
Impact on net income                                $   422        $   18
Impact on basic income per common share             $  0.04        $ 0.00
Impact on diluted income per common share           $  0.04        $ 0.00

                                                  Nine Months Ended
                                             ............................
                                             September 28,  September 29,
                                                 2007           2006
                                             .............. .............
Stock based compensation expense:
  Stock options                                     $    51       $   95
  Restricted stock                                  $ 2,241       $    0

Impact on income before provision
   for income taxes                                 $ 2,292       $   95
Impact on net income                                $ 1,485       $   95
Impact on basic income per common share             $  0.12       $ 0.01
Impact on diluted income per common share           $  0.12       $ 0.01

     The actual income tax benefit realized for the tax deductions from stock option exercises for the nine months ended September 28, 2007 and September 29, 2006 was $488 thousand and $37 thousand, respectively.

     There was a $807 thousand tax benefit recognized related to the compensation expense for share-based payment arrangements for the nine months ended September 28, 2007, of which $572 thousand related to restricted stock that vested, resulting in a $235 thousand deferred tax asset at September 28, 2007. The excess tax benefit associated with vested restricted stock was $28 thousand for the nine months ended September 28, 2007. There was no tax benefit recognized on the total compensation expense for the share-based payment arrangements for the nine months ended September 29, 2006, as all the related options were incentive stock options and the tax benefit associated with disqualified incentive stock options is recognized by the Company only after such incentive stock options are exercised and disqualified.

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

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The exercise price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through September 28, 2007, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant. As of September 28, 2007, options for the purchase of 10,092 shares were available for future grant under the 1998 Plan.

     In 2004, the Company adopted a stock option plan (the "2004 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 2004 Plan, which terminates on February 23, 2014, may be exercisable for a period up to ten years. Through September 28, 2007, all options granted to employees under the 2004 Plan have exercise prices equal to the market value of the stock on the date of grant, vest immediately, and expire ten years from the date of grant. Although there were 445,000 shares of common stock available for issuance under the 2004 Plan, when the 2006 option plan discussed below was approved, the Company agreed to discontinue granting options under the 2004 Plan.

     In 2006, the Company adopted a stock option / stock issuance plan (the "2006 Plan"), which provides for an aggregate of up to 750,000 shares of common stock, which may be directly issued to eligible participants, granted as incentive stock options to employees of the Company or granted as non-statutory stock options to employees, including officers and directors of the Company, as well as to certain advisors and consultants. Shares of common stock issued under the 2006 Plan may, in the discretion of the Company's Compensation Committee ("the Committee"), be fully and immediately vested upon issuance or may vest in one or more installments over the participant's period of service and / or upon attainment of specified performance objectives. Recipients of common stock under the stock issuance program have full stockholder rights with respect to those shares, whether or not their interest in those shares is vested. The exercise price for the common stock underlying the options is determined by the Committee, but in no event shall it be less than 100% of the fair market value of the Company's common stock on the date the option is granted (110% in the case of incentive stock options granted to optionees who own more than 10% of the voting power of all classes of stock of the Company). No option granted under the 2006 Plan may be exercised after the expiration of the option, which may not, in any case, exceed ten years from the date of grant (five years in the case of incentive options granted to persons who own more than 10% of the voting power of all classes of the stock of the Company). Options granted under the 2006 Plan are exercisable on such basis as determined by the Committee, and become fully exercisable upon the sale or merger of the Company, as defined in the 2006 Plan. As of September 28, 2007, no options were granted and 125 thousand restricted common shares were awarded under the 2006 Plan.

     The following table summarizes activity related to the Company's stock option / stock issuance plans during the nine months ended
September 28, 2007:


                                           Stock    Weighted     Stock
                                          Options'   Average    Options'
                  Number of    Number     Weighted  Remaining  Aggregate
                 restricted   of stock    Average  Contractual Intrinsic
                 shares (in  options (in  Exercise  Term (in    Value(in
                 thousands)   thousands)   Price     years)    thousands)
                 ..........  ...........  ........ ........... ..........
Outstanding at
 December 31, 2006       0        1,299    $ 21.51
Granted                125            0    $     0
Options exercised/
 restricted stock
 vested               (61)        (126)    $ 12.95
Cancelled                0         (31)    $ 32.47
                ..........  ...........
Outstanding at
  September 28, 2007    64        1,142    $ 22.16     5.51      $ 4,382
                ..........  ...........

                ..........  ...........

Shares/Options
 expected to vest at
 September 28, 2007     64            8    $ 20.00     5.41      $    48
Exercisable at
 September 28, 2007      0        1,134    $ 22.17     5.51      $ 4,334

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 28, 2007. This amount changes based on the fair market value of the Company's common stock. No options were exercised during the three months ended September 28, 2007. Total intrinsic value of options exercised for the three months ended September 29, 2006 was $35 thousand. Total intrinsic value of options exercised for the nine months ended September 28, 2007 and September 29, 2006 was $1.8 million and $106 thousand, respectively.

     As of September 28, 2007, there was $19 thousand of unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of less than one year and $1.0 million of unrecognized stock-based compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of approximately one year.

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

D.   INVENTORIES
     ...........

     Inventories are recorded at the lower of cost, on a first-in, first
out basis, or market value.   Inventories consist of the following (in
thousands):

                                    September 28, 2007  December 31, 2006
                                    ..................  .................
     Raw Materials                          $   19,176         $   18,584
     Work-in-Process                             9,660              9,410
     Finished Goods                              5,360              4,907
     Consigned Inventory                         2,373              2,005
                                            ..........         ..........
                                            $   36,569         $   34,906
                                            ..........         ..........
                                            ..........         ..........
E.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income and foreign currency translation adjustments, amounting in the aggregate to $4.9 million and $2.2 million for the three months ended September 28, 2007 and September 29, 2006, respectively and $14.5 million and $11.3 million for the nine months ended September 28, 2007 and September 29, 2006, respectively.

F.   ACCRUED WARRANTY COSTS
     ......................

     Quarterly, the Company analyzes its warranty liability for reasonableness based upon a five-year history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.


     Changes in the warranty liability during the nine-month period ended September 28, 2007 were as follows (In thousands):

     Balance at December 31, 2006                      $  754
       Provisions for warranties during the nine-
         months ended September 28, 2007                  569
       Costs of warranty obligations during the nine-
         months ended September 28, 2007                (494)
                                                       ......
     Balance at September 28, 2007                     $  829
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

H.   GOODWILL
     ........

     The change in the goodwill balance during the nine months ended September 28, 2007 is attributable to changes in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.

I.   TREASURY STOCK
     ..............

     Effective November 1, 2006, the Company's Board of Directors authorized a stock buy-back program for the repurchase of up to 2,000,000 shares of its common stock. Purchases have occurred and will continue to occur from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. During the nine months ended September 28, 2007, the Company repurchased 617,454 shares of common stock for $15.9 million. As of September 28, 2007, the Company had repurchased 696,954 shares of common stock under the program.

J.   DEFERRED COMPENSATION
     .....................

     The Company has a deferred compensation plan whereby certain compensation earned by a participant can be deferred and, if funded, the related assets are placed in an employee benefit trust, also known as a "rabbi trust." Under the deferred compensation plan, the participant may choose from several investment designations. At September 28, 2007, the Company had $1.5 million of accrued deferred compensation, which was funded and the related assets are included in non-current assets on the balance sheet.


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

     As of September 28, 2007, there were no significant changes to the Company's unrecognized income tax benefit which was recorded as of January 1,2007, except a reduction of $259 thousand, including the related accrued interest, for the expiration of certain statute of limitations.

     Interest expense related to income tax liabilities recognized in accordance with the provisions of FIN 48 is included in income tax expense, consistent with the Company's historical policy.

     With a few exceptions, the Company is no longer subject to federal, state or local income tax audits by taxing authorities for years before 2004. The most significant jurisdictions in which the Company is required to file income tax returns include the state of California, Massachusetts and New York. The Company is currently being audited by the Internal Revenue Service for the tax year ended December 31, 2005.

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

Results of Operations
......................

     Net sales and services for the quarter ended September 28, 2007 decreased $2.9 million or 7.1% to $37.4 million from $40.3 million for the quarter ended September 29, 2006. The decrease for the quarters in comparison is attributable to decreased scanner, high power and high energy solid state laser and light and color instrument sales partially offset by increased CO2 laser sales. For the nine months ended September 28, 2007, net sales and services were $118.9 million, an increase of $2.8 million or 2.4% from $116.2 million for the nine months ended September 29, 2006. The increase for the nine months in comparison is primarily attributable to increased CO2 laser, scanner, and high-energy solid state pulsed laser sales offset partially by decreased marking system and high power solid state laser sales.

     Gross margins decreased to 43.2% for the three months ended September 28, 2007 from 44.5% for the three months ended September 29, 2006. For the nine months ended September 28, 2007, gross margins decreased to 43.8% from 45.9% in the nine months ended September 29, 2006. The decreases are primarily due to the product mix as gross margins vary among the numerous Company product configurations. Gross margins also decreased due to higher distributor sales in the 2007 periods, which had lower gross margins than direct sales.

     Selling and marketing expenses decreased to $4.1 million in the quarter ended September 28, 2007 from $4.6 million in the quarter ended September 29, 2006. The decrease of $504 thousand or 10.9% is primarily attributable to lower variable costs associated with lower net sales. In addition, increased sales by distributors as contrasted to direct sales resulted in lower variable costs. Also, selling costs were lower as a consequence of a reduced sales force that resulted from loss of personnel while the terminated merger with Coherent was pending. For the nine months ended September 28, 2007, selling and marketing expenses were $13.1 million as compared to $14.4 million for the same period in 2006, which also resulted from decreased variable costs. Selling and marketing expenses as a percentage of sales decreased to 11.0% for the quarter ended September 28, 2007 from 11.4% for the quarter ended September 29, 2006. Selling and marketing expenses as a percentage of sales decreased to 11.0% for the nine months ended September 28, 2007 from 12.4% for the comparable period in the prior year. The decrease as a percentage of sales for the nine months ended September 28, 2007 is essentially attributable to fixed costs being absorbed by higher sales volume and increased sales by distributors.

     General and administrative expenses increased $209 thousand or 5.6% from $3.7 million in the quarter ended September 29, 2006 to $3.9 million in the quarter ended September 28, 2007. For the nine months ended September 28, 2007, general and administrative expenses were $12.1 million, an increase of $2.4 million or 24.4% over the $9.7 million for the nine months ended September 29, 2006. The increases are primarily attributable to increases in stock-based compensation expense in 2007 of $632 thousand and $2.2 million for the three and nine months ended September 28, 2007, respectively.

     Research and development costs increased $135 thousand or 3.8% to $3.7 million from $3.5 million for the quarters ended September 28, 2007 and September 29, 2006, respectively. For the nine months ended September 28, 2007, research and development costs increased $463 thousand or 4.3% to $11.3 million from $10.8 million in 2006. The increases in research and development costs were primarily attributable to increased investments throughout our product lines, most notably the expansion of our development efforts in software embedded in our products.


     Merger related and deferred compensation expenses of $2.9 million for the quarter ended September 29, 2006, consisted primarily of $1.4 million of deferred executive compensation, $1.0 million of compensation in lieu of option grants, and $500 thousand of bonus expense.

     Interest income decreased $51 thousand to $703 thousand in the quarter ended September 28, 2007 from $755 thousand in the same period of 2006. The decrease is primarily due to investing in non-taxable versus taxable instruments, which benefit the Company's effective tax rate but offer lower yields. Interest income increased $555 thousand to $2.3 million in the nine months ended September 28, 2007 from $1.8 million in the same period of 2006, primarily due to higher average investable cash balances and higher interest rates during the nine months ended September 28, 2007.

     Merger expenses of $2.2 million for the nine months ended September 29, 2006 were primarily for professional fees related to the Merger Agreement with Coherent, Inc. more fully described above.

     Foreign currency gains (losses) and other income was $177 thousand for the quarter ended September 28, 2007 as compared to ($15) thousand for the quarter ended September 29, 2006, which included foreign currency transaction gains of $150 thousand and foreign currency transaction losses of $27 thousand, respectively. Foreign currency gains and other income was $315 thousand for the nine months ended September 28, 2007 as compared to $269 thousand for the nine months ended September 29, 2006. This is primarily attributable to the recording of $196 thousand and $212 thousand of foreign currency transaction gains in 2007 and 2006, respectively, principally at Excel Europe and Japan for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. subsidiaries, as a result of the decline in the value of the U.S. dollar against the Euro and Japanese Yen.

     The provision for income taxes increased $192 thousand or 15.7% from $1.2 million in the quarter ended September 29, 2006 to $1.4 million for the current quarter ended September 28, 2007. For the nine months ended September 28, 2007 the provision for income taxes was $5.2 million, an increase of $182 thousand or 3.6% from the $5.0 million for the nine months ended September 29, 2006. The effective tax rate was 26.6% for the quarter ended September 28, 2007 and 28.4% for the nine months ended September 28, 2007 compared to 31.4% for the year ended December 31, 2006. In 2007, the effective tax rate was lower due to the jurisdictions where income was earned and an increase in credits earned.

Liquidity and Capital Resources
................................

Cash Flow Overview

     Cash and investments decreased $5.1 million during the nine months ended September 28, 2007 to $58.1 million. The decrease was primarily due to $16.7 million used for the repurchase of common shares and net cash used for capital expenditures of $1.1 million partially offset by the net cash provided by operating activities of $10.9 million and proceeds from the exercise of common stock options of $1.2 million. The Company also experienced a favorable foreign exchange effect on cash of $119 thousand in 2007. As of September 28, 2007 the Company had no bank debt.

     At September 28, 2007, the Company had working capital of $111.4 million, including cash and investments of $58.1 million, compared to working capital of $110.5 million, including cash and investments of $63.1 million, at December 31, 2006. The working capital increased by $840 thousand and cash and investments decreased by $5.1 million during the nine months ended September 28, 2007.

     Net cash provided by operating activities was $10.9 million for the nine months ended September 28, 2007 and $9.3 million for the nine months ended September 29, 2006, which were primarily attributable to net income plus depreciation and amortization expenses, offset partially by net changes in working capital items. Depreciation and amortization for the nine months ended September 28, 2007 was $2.0 million. Accounts receivable at September 28, 2007 of $23.9 million increased $1.2 million from December 31, 2006 primarily due to the increase in sales in 2007 coupled with the timing of the shipments in the third quarter of 2007 compared to the fourth quarter of 2006. Inventory at September 28, 2007 of $36.6 million increased $1.7 million from December 31, 2006 primarily due to increased projected sales volume for the fourth quarter of 2007 compared to the first quarter of 2007 as well as the introduction of new products.

     Net cash provided by investing activities of $1.6 million was attributable to the net redemptions of short-term auction rate notes for $2.7 million offset by purchases of equipment for $1.1 million for the nine months ended September 28, 2007. Net cash used in investing activities of $16.1 million was primarily attributable to the purchase of short-term auction rate notes for $15.2 million and equipment for $1.3 million offset partially by the proceeds from the sale of equipment of $291 thousand for the nine months ended September 29, 2006.

     Net cash used in financing activities of $14.9 million for the nine months ended September 28, 2007 was primarily attributable to the repurchase of common stock for $16.7 million, offset by $1.2 million of proceeds received upon the exercise of employee stock options and a $516 thousand income tax benefit from employee stock option exercises. Net cash provided by financing activities was $241 thousand for the nine months ended September 29, 2006 resulting primarily from the proceeds received upon the exercise of employee stock options.

     As of September 28, 2007, the Company has no lines of credit.

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

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash, cash equivalents and investments, with carrying amounts approximating market value. Assuming September 28, 2007 cash and investment levels, a one-point change in interest rates would have an approximate $581 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represent a large percentage of total net sales and services. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains included in determining consolidated results of operations were $196 thousand and $212 thousand in the nine months ended September 28, 2007 and September 29, 2006, respectively.

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

     There were no changes in the Company's internal control over financial reporting during the quarterly period ended September 28, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


DATED:  October 18, 2007

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


EXHIBIT 11

COMPUTATION OF NET INCOME PER SHARE
(In thousands, except per share data)(Unaudited)

                                        BASIC              DILUTED
                                 Three Months Ended   Three Months Ended
                                 ...................  ...................
                                 Sept. 28, Sept. 29,  Sept. 28, Sept. 29,
                                   2007      2006        2007      2006
                                 ......... .........  ......... .........
Net income                       $   3,913 $   2,488  $   3,913 $   2,488
                                 ......... .........  ......... .........
                                 ......... .........  ......... .........
Weighted average common
  shares outstanding                11,795    12,066     11,795    12,066

Weighted average common share
  equivalents outstanding:
    Stock options and
      restricted stock                   0         0        235       456
                                 ......... .........  ......... .........
Weighted average common shares
  and common share equivalents
  outstanding                       11,795    12,066     12,030    12,522
                                 ......... .........  ......... .........
                                 ......... .........  ......... .........

Net income per share             $    0.33 $    0.21  $    0.33 $    0.20
                                 ......... .........  ......... .........
                                 ......... .........  ......... .........

                                  Nine Months Ended    Nine Months Ended
                                 ...................  ...................
                                 Sept. 28, Sept. 29,  Sept. 28, Sept. 29,
                                   2007      2006        2007      2006
                                 ......... .........  ......... .........
Net income                       $  13,081 $  10,345  $  13,081 $  10,345
                                 ......... .........  ......... .........
                                 ......... .........  ......... .........

Weighted average common
  shares outstanding                11,987    12,064     11,987    12,064

Weighted average common share
  equivalents outstanding:
    Stock options and
      restricted stock                   0         0        276       441
                                 ......... .........  ......... .........
Weighted average common shares
  and common share equivalents
  outstanding                       11,987    12,064     12,263    12,505
                                 ......... .........  ......... .........
                                 ......... .........  ......... .........


Net income per share             $    1.09 $    0.86  $    1.07 $    0.83
                                 ......... .........  ......... .........
                                 ......... .........  ......... .........

For the three and nine months ended September 28, 2007, there were 185 thousand and 158 thousand, respectively, stock options outstanding that are antidulutive and are not included in the above income per share calculations.

For the three and nine months ended September 29, 2006, there were 125 thousand and 135 thousand, respectively, stock options outstanding that are antidulutive and are not included in the above income per share calculations.




EXHIBIT 31.1

CERTIFICATION
..............

I, Antoine Dominic, certify that:

1.  I have reviewed this quarterly report on Form 100 Q of Excel
Technology, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a0 15(e) and 15d0 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a0 15(f) and 15d0 15(f)) for the registrant and have:

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


Dated:  October 18, 2007

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

Dated:  October 18, 2007

                                   By:  /s/ Alice Varisano
                                        .......................
                                        Alice Varisano,
                                        Chief Financial Officer



EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT
.................................

     I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended September 28, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:     October 18, 2007

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


EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT
.................................

     I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended September 28, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:     October 18, 2007

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