Form 10-K
period 2007-12-31
EXCEL TECHNOLOGY INC
filed 2008-02-14
CIK 873603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              ...........

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 2007
                          ......................
                                   OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to .................

                    Commission File Number 0-19306

                        EXCEL TECHNOLOGY, INC.

        (Exact name of Registrant as specified in its Charter)

                Delaware                          11-2780242
     (State or other jurisdiction              (I.R.S. Employer
    of Incorporation or Organization)         Identification No.)

     41 Research Way E. Setauket, NY                 11733
(Address of Principal Executive Offices)           (Zip Code)

                             (631) 784-6175
          (Registrant's Telephone Number, including area code)



      Securities registered pursuant to Section 12(b) of the Act:
                                 None.
      Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, par value $.001 per share
                .......................................
                           (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]Yes [X] No

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

           Large Accelerated filer [ ] Accelerated filer [X]
                        Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. [ ] Yes [X] No

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $327,070,222 based on the last sale price of the common stock as reported by NASDAQ on June 29, 2007 (the last business day of the most recently completed second fiscal quarter). Shares held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of February 12, 2008 was: 11,049,004.

                 DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive Proxy Statement to be filed in connection with the
           Registrant's 2007 Annual Meeting of Stockholders
              (incorporated by reference under Part III)


                           TABLE OF CONTENTS
                           .................

                                                                    Page
PART I
     ITEM 1.   BUSINESS                                                4
     ITEM 1A.  RISK FACTORS                                           15
     ITEM 1B.  UNRESOLVED STAFF COMMENTS                              17
     ITEM 2.   PROPERTIES                                             17
     ITEM 3.   LEGAL PROCEEDINGS                                      19
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    19

PART II
     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
               EQUITY SECURITIES                                      19
     ITEM 6.   SELECTED FINANCIAL DATA                                21
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                    22
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                      31
     ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND
               SUPPLEMENTARY DATA                                     31
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                    55
     ITEM 9A.  CONTROLS AND PROCEDURES                                55
     ITEM 9B.  OTHER INFORMATION                                      56

PART III
     ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE 56
     ITEM 11.  EXECUTIVE COMPENSATION                                 56
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS             56
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
               DIRECTOR INDEPENDENCE                                  56
     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                 56

PART IV
     ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE              57
     SIGNATURES                                                       58
     EXHIBIT INDEX
               EX-21   (EX-21 SUBSIDIAIRIES OF THE COMPANY)           61
               EX-23   (EX-23 CONSENT OF KPMG LLP)                    62
               EX-31.1 (EX 31.1 SECTION 302 CERTIFICATION OF CEO)     63
               EX-31.2 (EX 31.2 SECTION 302 CERTIFICATION OF CFO)     64
               EX-32.1 (EX 32.1 SECTION 906 CERTIFICATION OF CEO)     65
               EX-32.2 (EX 32.2 SECTION 906 CERTIFICATION OF CFO)     66


PART I
.......

ITEM 1.   BUSINESS

General
........

     Excel Technology, Inc. (the "Company") was organized under the laws of Delaware in 1985. The Company designs, manufactures and markets photonics-based solutions, consisting of laser systems and electro-optical components, primarily for industrial and scientific applications. The word laser is an acronym for "Light Amplification by Stimulated Emission of Radiation." The essence of the laser is the ability of a photon (light energy) to stimulate the emission of other photons, each having the same wavelength (color) and direction of travel. The laser beam is so concentrated and powerful that it can produce power densities millions of times more intense than that found on the surface of the sun and is capable of cutting, welding and marking industrial products, yet it can be precisely controlled and directed and is capable of performing delicate surgery on humans.

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

     In January 2001, the Company formed Control Systemation, Inc. ("CSI") which focuses on turnkey laser based micro-machining systems and parts handling workstations for factory automation. In January 2007, the Company merged CSI with Control Laser.

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

Current Products and Applications
..................................

Marking and Engraving Systems
..............................

     The Company designs, manufactures and markets industrial, computer-controlled turnkey integrated laser marking/engraving and mechanical marking/engraving and 3D engraving systems with automation at Control Laser in Orlando, Florida and Baublys in Ludwigsberg, Germany.

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

     The laser marking/engraving, deep engraving and 2-1/2 & 3D marking systems include a full product range of CO2, fiber, lamp pumped and diode pumped infrared, frequency doubled, tripled and quadrupled Nd:YAG and Nd:YLF laser systems which are branded as "Concorde", "Comet", "ProWriter F20", "ProWriter L80", "ProWriter L100", "ProWriter D50", "ProWriter D10", "Deep Power Engraver", "BL65" and "BL150" Deep engraving systems, and the Mint Laser Finishing system. The mechanical engraving systems include a "Universal Marking & Engraving Machine", an "Inclined Bed CNC Marking & Engraving Machine", a "Mold Engraving Machine", a "Laser Digitizer" and a "Table Top Engraving Machine". The Company's ProWriter, a series of laser marking systems, incorporates the newest version of Laser Marking Studio. In addition, the Company offers specialized marking software embedded in its laser marking/engraving systems such as its new IC Marking Software.

Laser Micro-machining and Automation Systems
.............................................

     The Company designs and manufactures laser micro-machining systems, parts handling/automation, systems integration, and software engineering solutions at the Company's subsidiary Baublys-Control Laser/CSI based in Orlando, Florida. The Company produces a variety of micro-machining systems ("TaskMaster" Series) for cutting, drilling, ablating and other micro machining applications. The "TaskMaster" series of micro-machining systems provides a versatile but affordable solution to almost any process requirement. They are modular in design allowing lasers of any wavelength such as green, UV, DUV, infrared, and CO2 in a variety of power levels to be integrated into the same workstation. The workstation can be taken from a basic XY system with a manually adjustable focusing beam delivery system and enhanced with a variety of options such as XY with a programmable focusing beam delivery system, vision system for part alignment and semi-automatic focusing adjustment, gas assist with programmable pressure regulator and part fixturing. The Company offers a Vision Assisted graphical programming environment for CNC based laser micro-machining centers. This software platform requires no programming, simply place a part into the machine and the real time vision system allows the user to draw right onto the part. CADD files can be imported and "dragged and dropped" onto the part, scaled, rotated, or moved and lased.

     The Company's FA/Lit (trademark) product targets the integrated circuit ("IC") failure analysis market. This system utilizes a process for de-capping, cross-sectioning and performing material characterization (Alpha Spectrometry) on ICs, providing a non-destructive method of removing the mold compound and allowing parts to be tested and visibly inspected. This makes it possible to inspect wire bonds, dies and other internal components, even to the point of doing a wire pull test on die leads. Scanning Acoustic Microscope (SAM), x-ray and other failure analysis analytical instrument images of the internal IC can be imported and used by the Company's FA-Pro software to locate and target defects for analysis. These images are then used to navigate the system directly to the defect. Options available include 3D summation utilizing layer by layer spectral analysis data of the mold compound, color vision system with auto zoom (also used for defect and feature navigation), and even a second femtosecond laser system for detailed die analysis on the ICs. Subsequently, the Company has introduced a new version of its FA/Lit(trademark)called the Ultra/Lit, targeting smaller scale independent failure analysis labs and production lines that require quick failure analysis results. The new Ultra/Lit is a streamlined table-top limited capability failure analysis tool featuring air cooled diode lasers from Quantronix.

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

CO2 Lasers
...........

     The Company manufactures a range of sealed CO2 lasers for cutting, marking, drilling, and other machining applications for a variety of materials at Synrad, the Company's subsidiary located in Mukilteo, Washington. The CO2 lasers range in power from 5W to 400W. Synrad's "Firestar" series of sealed CO2 lasers, initially introduced in 2001, offers users the choice of higher performance and smaller size, with output powers from 20W to 100W. In 2002, further developments of the "firestar" technology produced the f200, the world's only fully integrated 200W CO2 laser. In 2003, the Company launched a wide range of new products including a unique, fully-integrated 400W laser ("firestar" f400), a single tube (linear polarization) fully-integrated 200W laser ("firestar" f201), and a compact, low cost 30W laser ("firestar" v30). In addition, the Company extended its "firestar" t-technology to include an 80W laser, available in either air or water-cooled versions. In 2004, the Company introduced its high performance, air-cooled 100W laser ("firestar" t100), and in 2005 introduced a new, 5W laser. Developments for 2006 included a new t-technology laser with an integrated RF power supply, the production roll-out of new RF technology for the "firestar" f-series lasers for improved reliability and performance, 9.3 and 9.6um versions of the "firestar" v, t, and f-series lasers, and the development of an innovative superpulse technology for both industrial and medical applications.

     In August 2007 Synrad shipped its 100,000th laser, and development continues on both high and low power CO2 technologies, as well as innovative RF technology and packaging design, to improve both the performance and efficiency of the Company's lasers.

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

     The Company also manufactures the FH-Series of OEM marking-heads which, when configured with its laser, provide a fast and effective method of permanently marking parts with lot codes, serial number/date information and bar codes. In 2006, Synrad released the FH Flyer, a high speed marking head with an onboard processor, and both a USB and Ethernet controller. The Flyer is a fully digital marking head capable of stand-alone operation, and marking/coding in either stationary or "on-the-fly" mode. The Company's WinMark software has been developed specifically for its marking heads, is fully Windows-compatible, and available in multiple language versions.

Scanners
.........

     The Company is a market leader in galvanometer based optical scanners, which are manufactured at Cambridge, the Company's subsidiary based in Lexington, Massachusetts. This technology is critical to a broad, diversified and growing market of laser based system applications. The breadth of laser applications served by the Company's scanners include: product laser marking and coding, laser machining and welding, high density via hole PCB drilling for the cell phone industry, scanning microscopy for Genomic DNA research and drug discovery, retinal scanning and OCT (Optical Coherence Tomography) imaging for laser-based biomedical diagnostics, Laser-based Vision Correction, high resolution printing, holographic storage, semiconductor wafer inspection and processing, 2D or 3D imaging, and laser projection and entertainment.

     The Company is recognized worldwide for its technology and its leadership in the market for laser scanning systems that require the highest accuracy and highest speed beam steering and positioning for industrial, medical, scientific, military and academic applications and environments. The strong growth of scanner sales is fueled by the Company's R&D commitment to advancing optical scanner technology and the enabling of new OEM applications in the laser systems market. In 2007, the Company continued to advance and extend the application range and performance of its highest performance 62XXXH product line of Optical Scanners with new product offerings, including its new model 6260H for high speed laser welding. These have set new standards for scanning and application performance and extended the product line. In addition the Company has extended its new line of value-added digital product offerings with the lower cost DC2000 dual axis version of its industry leading DC900 State Space DSP Servo and broadened its offerings and penetration of the laser marking subsystem market with its first digital controller product, the model EC1000 Ethernet-based Digital Embedded Controller with an open software interface and third party software support for both its current customer base and to open new subsystem markets for Cambridge. For higher precision uV applications, Cambridge has also extended its analog servo product lines to support the higher accuracy requirements of developing laser material processing applications.

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

     The Company's scientific systems utilize Nd:YLF lasers to produce high-energy pulses at a rate of 1 kHz (1,000 pulses per second). These pulses drive the Ti:Sapphire Amplifier that pump other optical systems such as optical parametric amplifiers, (also marketed by Quantronix), which deliver tunable light from ultraviolet to infrared regions of the spectrum. In 2006 and 2007, the Company further expanded its Integra-C line of amplifiers to include systems with higher energies and shorter pulse durations. The Company has also used its experience designing software controlled scanning beam delivery systems for industrial applications to deliver ultrafast material processing systems with integrated scanning beam delivery optics. In addition, the Company released a higher energy, 25-mJ frequency-doubled Nd:YLF laser optimized for Ti:Sapphire pumping. Using this new technology, the Company further expanded its custom laser program for scientific applications by releasing an integrated12-mJ, 35-fs pulsed laser using a cryogenically cooled Ti:Sapphire crystal.

     In 2007, the Company added to its Darwin-Duo line of kilohertz Particle Image Velocimetry (PIV) lasers. These lasers are widely used in both scientific and industrial applications for studying high speed fluid flows. The Company's PIV lasers now cover economical 40-mJ versions for small area studies and up to 200-W high power systems for measuring large areas of turbulent flows such as in jet engines.

     The Company's industrial and OEM offerings consist of a variety of high power lamp pumped and diode pumped Nd:YVO4, Nd:YAG and Nd:YLF lasers, available in infrared, green, and ultraviolet wavelengths. These lasers are ideal for a wide range of marking and micromachining applications. The Company has expanded its Osprey series of air-cooled vanadate lasers to powers of more than 20 Watts in the infrared. The Company has also increased the Osprey's output power in the green and ultraviolet regions of the spectrum while maintaining the air-cooling and ease-of-use required by system integrators and industrial laser users. In 2007, the Company added the Harrier Nd:YAG laser to its line of industrial- grade, air-cooled lasers. Because of its high energy per pulse, this laser is well-suited to high speed marking of tooling and other hardened materials.

     The Company has launched a series of 90-Watt, diode-pumped Nd:YAG lasers specifically designed for deep material penetration. Also, the Company released a new version of its "Design Commander" marking and engraving software to include features for deep engraving, more advanced marking features, and expanded laser controls as well as capabilities for ultrafast marking and micromachining. In addition to its lasers, the Company offers a variety of laser options and accessories such as power monitoring systems, beam delivery systems, laser energy controllers, pulse shapers and motorized apertures. These options are available with software drivers and can be integrated with any laser system.

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

Continuum's scientific product offerings include the "Minilite" and "Surelite" product lines, a series of "single oscillator" self-contained laser systems that do not require external water cooling and offer turnkey performance in a compact package. For advanced higher energy lasers, the Company manufactures and sells the "Powerlite" series of lasers. The Precision II 8000 and Precision II 9000 and "Powerlite" Plus operate in oscillator/amplifier configurations that provide enhanced output energies with excellent beam quality. The Company's wavelength tunable product lines, the "Surelite" OPO, the "Panther" (registered trademark) EX OPO and the ND 6000 dye laser, produce laser light with wavelengths from 200 nm to 4500 nm, providing researchers with full wavelength coverage over the range of greatest interest for optical spectroscopy. Key labs all over the world have been investing in upgrading their multiple TeraWatt laser systems with additional amplifiers to reach even higher energies. The Company designed a series of pump lasers with improved beam quality for this application and they have been well received.

     The Company introduced "Inlite", a YAG laser system designed specifically to address and penetrate the industrial markets. The basic design features include an on-board microprocessor to manage laser head housekeeping functions, harmonic generators for 532 nm, 355 nm and 266 nm that fit inside the laser head, and Pyro detectors that can be added to control the laser in power mode or diagnose harmonics conversion efficiency. Subsequently, the Company added the higher power Inlite III and an integrated PIV laser. The Company also developed an interleaved, 500 Hz system with integrated control for generating X-rays for EUV lithography. The Company continues to focus on emerging OEM applications using this technology. The Company has delivered a high energy YAG laser system for laser shock peening, as well as a version of the Inlite for ultrasonic defect inspection.

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

     The Company is also investing in developing intelligent systems for control and operation of all of its Inlite technology-based products. A series of graphical user interfaces was developed for the standard Inlite family, Inlite PIV and custom laser systems in glass and YAG. These have ranged from standard interfaces operating on a laptop or desktop computer to a Bluetooth (trademark) enabled wireless remote control. The Company will continue to move its products in this direction to improve functionality and ease of use.

     In addition to standard high energy laser products, the Company offers custom laser solutions to fit precise customer needs. These include mode-locked picosecond and long-pulse Nd:YAG lasers, chirped pulse amplification systems, Nd:glass macropulse systems, and Ti:Sapphire pump laser systems. Modular design and time proven reliability make these lasers flexible, versatile and easy to operate or upgrade. In 2006, the Company delivered a novel custom system that generates a beam that is spatially and temporally flat - the first of its kind. This laser has generated multiple orders from the high energy community, interested in amplifying laser pulses to the petawatt class. A derivative of this laser system that is flexible in pulse width has also generated repeat sales. The Company also completed the migration of its custom systems power supplies to the power supply technology of its Inlite products, including the development of a set of graphical user interfaces. Customers now have complete control of these sophisticated laser systems within a convenient, full-featured, easy to use graphical user interface.

     In 2007, the Company developed a new standard product named Agilite based on the flexible pulse width technology developed for its custom systems. This product is the first of its kind in the world that allows users to truly map out pulse width parameter space. It will be used as a tool to develop applications in therapeutic medical and materials processing markets.

Optical Products
.................

     TOC, a subsidiary of the Company based in Oxnard, California, specializes in the manufacturing of custom precision optical components. TOC is an industry leader in the manufacturing of flying height test disks used in the disk drive industry. For more than 75 years, TOC has provided precision fabrication and coating services to meet demanding applications.

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

Light and Color Measurement
............................

     The Company is a world leader and innovator in high precision, state-of-the-art electro-optical instrumentation and systems, which are manufactured at Photo Research, the Company's Chatsworth, California subsidiary. Photo Research has delivered world-class light and color measurement solutions, serving the cathode ray tube ("CRT")/flat panel display ("FPD"), automotive, aerospace, lighting, motion picture, research and development and related industries for over 66 years.

     The Company has three main product lines. The Spectra product line offers systems to a wide variety of industries for research, quality control and on-line testing. This line includes the only truly portable battery operated Spectroradiometer; the fast scanning PR-655. The multi-aperture PR-670, the patent pending PR-680 SpectraDuo and PR-705/715 SpectraScan complement this line.

     The Pritchard line originated with the industry workhorse the PR-1980 series. The Pritchard is the most widely used photometer in the world. The newest addition to this series is the PR-880 Automated Photometer. This is the only fully automated filter photometer available today. The PR-880 is ideal for today's automated factory and ATE/OEM environments.

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

     The Company has developed many industry standards, such as Spectra Pritchard Optics, utilized in astronomical and star-simulation measurements. The Company is also instrumental in supporting standards for organizations including VESA, ISO and SAE.

     In 2007, the Company introduced the low cost PR-610
Spectroradiometer, User Self Calibration software for the PR-655, 670 & 680 and the much sought after VideoWin-3 software using the .Net platform for display characterizations.

     The PR-610 addresses a need in the digital cinema industry for low cost spectroradiometer. The calibration software enables the user to calibrate their own instruments without having to send them into the factory. This is very valuable for users of multiple instruments as they can save a lot of expense and down time by performing the calibrations themselves. VideoWin-3 is very sophisticated application and control software which replaces the VideoWin-2 and PhotoWin-2 software used in PR-920 & 905 digital video photometers. This technology is used for characterizing automobile panels, aircraft cockpits, led clusters and heads up displays (HUD's).

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





     Foreign sales of the Company's products are made primarily through foreign equipment distribution organizations, by representatives at:


                                 Sales
                 Relationship  Territory    Staff      Operations
                  to Company    Covered     Size     Located In/Near
                ........................................................
Excel Europe       German        Europe       91  Munich, Germany
                 Subsidiary                       Frankfurt, Germany
                                                  Ludwigsburg, Germany
                                                  Savigny sur Orge,
                                                    France
                                                  Milan, Italy
Excel Japan       Japanese       Japan        25  Tokyo, Japan
                 Subsidiary
Excel Asia        Malaysian  Southeast Asia   11  Penang, Malaysia
                 Subsidiary

Excel SouthAsia Joint Venture
                  in India     South Asia     45  Mumbai, India

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

     Net sales for foreign and domestic operations by origin is as follows (in thousands):

                                          The year ended December 31,
                                            2007     2006      2005
                                         ........  ........  ........
Net sales and services to
 unaffiliated customers from:
     United Stated operations            $120,193  $116,984  $ 98,997
     European operations                   32,296    28,908    28,867
     Asian operations                       7,534     8,604     9,853
                                         ........  ........  ........
                                         $160,023  $154,496  $137,717
                                         ........  ........  ........
                                         ........  ........  ........

     The following table presents the Company's net sales and services by destination for the years ended December 31, 2007, 2006 and 2005 (in thousands):

                           2007              2006              2005
                    ................  ................  ................
                     Dollars Percent   Dollars Percent   Dollars Percent
                    ........ .......  ........ .......  ........ .......
To U.S. Customers   $ 59,131   37%    $ 57,713   37%    $ 53,793   39%
To Non-U.S.
 Customers           100,892   63%      96,783   63%      83,924   61%
                    ........  ....    ........  ....    ........  ....
TOTAL               $160,023  100%    $154,496   100%   $137,717  100%
                    ........  ....    ........  ....    ........  ....
                    ........  ....    ........  ....    ........  ....

     Of the net sales and services to non-U.S. customers above, net sales and services to customers in Germany accounted for approximately $24.6 million, $20.1 million and $19.8 million of total consolidated net sales and services for 2007, 2006, and 2005, respectively, and net sales and services to customers in Japan accounted for approximately $16.6 million, $17.0 million and $15.3 million of total consolidated net sales and services for 2007, 2006 and 2005, respectively. No other individual foreign country accounted for more than 10% of total consolidated net sales and services in 2007, 2006 or 2005.

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

Research and Development
.........................

     Due to the intense competition and rapid technological change in the photonics industry, and specifically for laser and optical products, the Company believes that it must continue to improve and refine its existing products and systems and develop new applications for its technology. Research and development expenses for the years ended December 31, 2007, 2006, and 2005 were $14.8 million, $14.5 million, and $14.5 million, respectively.

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

     The Company's laser micro-machining and automation systems compete primarily with GSI Group, Rofin-Sinar, Electro Scientific Industries and other specialized systems manufacturers.

     Competition for sealed carbon dioxide lasers comes from Coherent (Bloomfield, CT), Rofin (Hull, UK), ULS (Scottsdale, AZ), and GSI Group (Rugby, UK).

     In the optical scanner market, GSI Group is a significant competitor of the Company and there are a number of other small competitors in the international markets.

     The Company's scientific and industrial solid-state laser products face a number of competing product lines from Spectra-Physics, Coherent, Clark-MXR, Femtolaser, Thales Laser, Rofin-Sinar, GSI Group and Cyber Laser.

     Competition for the high energy solid state laser products comes from New Wave Research (a division of ESI), Quantel Lasers and their subsidiary Big Sky Lasers, Spectra-Physics, Thales Laser, Amplitide, GSI Group, Litron and Ekspla.

     In light and color measurement, the major competitor to the Company's Spectra product is Minolta. Topcon is the prime competitor to the Pritchard line. In video-based products, the company's video photometer is utilized to characterize new display technologies, with Radiant Imaging as its key competitor.

Backlog
........

     As of December 31, 2007, the Company had a backlog of firm orders of approximately $34.8 million as compared to a backlog of $36.0 million as of December 31, 2006. The Company believes that the current backlog will be filled during the present fiscal year. Historically, backlog is shipped within 90 days from the order date.

Patents and Licenses
.....................

     The Company has several United States patents covering a wide variety of its products and has applications pending in the United States patent office. There can be no assurance that any other patents will be issued to the Company or that such patents, if and when issued, will provide any protection or benefit to the Company. Although the Company believes that its patents and its pending patent applications are valuable, the Company does not consider the ownership of patents essential to its business. The Company believes that, in general, the best protection of proprietary technology in the laser industry will come from market position, technological innovation and product performance. There is no assurance that the Company will realize any of these advantages.

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

Employees
..........

     As of December 31, 2007, the Company had 719 full-time employees consisting of 2 executive officers; 24 subsidiary executive officers; 221 scientists, engineering and technical personnel; and 472 manufacturing, administrative, sales support and finance personnel. The Company believes that its relations with its employees are satisfactory. None of the Company's employees is represented by a union.

Financial Information About Foreign and Domestic Operations
............................................................
  and Export Sales
  ................

     Net sales and services to customers in the domestic U.S. amounted to approximately $59.1 million, $57.7 million and $53.8 million for the years ended December 31, 2007, 2006, and 2005, respectively
(approximately 37%, 37% and 39% of total net sales and services, respectively).

     For the years ended December 31, 2007, 2006, and 2005, the Company had net sales and services to customers in foreign countries amounting to approximately $100.9 million, $96.8 million and $83.9 million, respectively (approximately 63%, 63% and 61%, of total net sales and services, respectively). These sales included sales by Excel Europe, Excel Asia, Excel Japan, and Excel SouthAsia JV, the Company's foreign subsidiaries. Excel Europe buys laser systems, spare parts and related consumable materials from Quantronix, Baublys-Control Laser and Synrad for resale to European and other foreign customers, and also furnishes field repair services. Excel Asia primarily engages in the business of marketing, selling, distributing, integrating and servicing Quantronix and Baublys-Control Laser products in Southeast Asia. Excel Japan engages in the business of marketing, selling, distributing, integrating and servicing Quantronix and Continuum products in Japan. Excel SouthAsia JV focuses on the business of marketing, sales, installation, applications and service of Quantronix and Baublys-Control Laser products in South Asia. See Note 14 of the "Notes to Consolidated Financial Statements."

     The carrying amounts of long-lived assets held by the Company's foreign subsidiaries (Excel Europe, Excel Asia , Excel Japan and Excel SouthAsia JV) at December 31, 2007, 2006 and 2005 primarily include property, plant and equipment and goodwill whose combined carrying amounts were approximately $8.4 million, $8.1 million and $7.1 million, respectively. The carrying amounts of the aforementioned long-lived assets held by the Company's domestic subsidiaries at December 31, 2007, 2006 and 2005 were approximately $50.5 million, $49.7 million and $50.5 million, respectively.

Access to Information
......................

     The Company is required to file its annual reports on Forms 10-K and quarterly reports on Forms 10-Q, and other reports and documents as required from time to time with the United States Securities and Exchange Commission (the "SEC"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549-0213. Such information may be obtained from the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company's electronic filings with the SEC at http://www.sec.gov.

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

Safe Harbor For Forward-Looking Statements
...........................................
  Under the Securities Litigation Reform Act of 1995
  ..................................................

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.   PROPERTIES

     The Company's corporate headquarters is located in East Setauket, New York. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about the Company's principal general offices and manufacturing facilities. The Company believes that its existing facilities are adequate to meet its currently projected needs for the next 12 months and that suitable additional or alternative space would be available, if necessary in the future on commercially reasonable terms.


                                Size
Principal Properties Owned:   (sq. ft.)         Primary Activity
............................   .........    ...........................
North America
..............
Orlando, Florida                80,000     Baublys-Control Laser's
                                           manufacturing operations,
                                           sales and administrative
                                           offices, and research and
                                           development facility

East Setauket, New York         65,000     Quantronix' manufacturing
                                           operations, sales and
                                           administrative offices, and
                                           research and development and
                                           engineering and laser
                                           application facility
Mukilteo, Washington            63,000     Synrad's manufacturing
                                           operations, sales and
                                           administrative offices, and
                                           research and development
                                           facility
Chatsworth, California          22,000     Photo Research's
                                           manufacturing operations,
                                           sales and administrative
                                           offices, and research and
                                           development facility
Asia
.....
Mumbai, India                   16,769     Excel SouthAsia JV's sales
                                           and administrative offices,
                                           service and repair centers,
                                           and a laser applications
                                           laboratory



Principal Properties     Size        Lease
      Leased:          (sq. ft.)  Expiration       Primary Activity
.....................   ......... .............  .....................
North America
..............
Santa Clara, California  47,000  December 2008  Manufacturing, admin-
                                                istrative and sales
                                                offices for Continuum

Lexington, Massachusetts 33,339  December 2016  Manufacturing, admin-
                                                istrative and sales
                                                offices for Cambridge

Oxnard, California       14,000    August 2009  Manufacturing and
                                                administrative offices
                                                for TOC

Auburn, California          597       May 2008  Sales office for
                                                Cambridge

Europe
.......
Ludwigsburg, Germany     22,500      June 2011  Manufacturing and
                                                services operations,
                                                sales and marketing,
                                                research and
                                                development and
                                                executive offices for
                                                Baublys-Control Laser

Darmstadt, Germany        7,800  December 2009  Administrative,
                                                marketing and services
                                                offices for Excel
                                                Europe and its
                                                division Quantronix
                                                Europe

Munich, Germany           7,800  December 2008  Sales, marketing and
                                                services offices for
                                                Excel Europe and its
                                                division Synrad Europe

Northumberland,
  United Kingdom          4,119  February 2010  Sales and marketing,
                                                manufacturing and
                                                administrative offices
                                                for DGE

Villebon Sur Yvette,
  France                  3,300  December 2010  Sales and services
                                                office for Excel
                                                Europe

Milan, Italy                750  November 2009   Sales and services
                                                 office for Excel Europe

Asia
.....
Penang, Malaysia          7,597  December 2008   Administrative, sales
                                                 and marketing offices,
                                                 light repair and
                                                 integration services,
                                                 technical and support
                                                 offices, as well as
                                                 applications
                                                 laboratories for Excel
                                                 Asia

Kuala Lumpur, Malaysia    1,000      July 2008   Sales office for
                                                 Excel Asia

Kuala Lumpur, Malaysia      750   January 2008   Sales office for
                                                 Excel Asia

Tokyo, Japan              4,917 September 2008   Administrative, sales
                                                 and marketing offices
                                                 for Excel Technology
                                                 Japan

Tokyo, Japan                568   October 2008   Warehouse for Excel
                                                 Technology Japan

Colombo, Sri Lanka        4,500     April 2008   Office for product
                                                 development activities
                                                 of Excel Technology-
                                                 Lanka

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

     The Company's Annual Meeting of Stockholders was held on November 20, 2007. At the Meeting:

     (i)  The following persons were elected as directors of the
Company, to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified, each receiving the number of votes set forth opposite their names:
                                 FOR             WITHHELD
                              ..........        .........
     J. Donald Hill           10,626,676          597,348
     Antoine Dominic          10,771,178          452,846
     Steven Georgiev           8,217,100        3,006,924
     Ira J. Lamel              8,348,939        2,875,085
     Donald E. Weeden          8,214,500        3,009,524

     (ii) The appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ending December 31, 2007 was ratified, with 11,175,846 shares voting in favor of the appointment, 39,455 shares voting against, and 8,724 shares abstaining from voting.

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

     Year ended:                     High        Low
                                    ......     ......
     December 31, 2007
                  First Quarter     $27.78     $25.05
                  Second Quarter    $28.18     $25.84
                  Third Quarter     $28.40     $24.41
                  Fourth Quarter    $28.26     $25.39

     December 31, 2006
                  First Quarter     $29.95     $23.86
                  Second Quarter    $29.92     $29.43
                  Third Quarter     $29.84     $28.90
                  Fourth Quarter    $29.64     $24.87

     As of February 12, 2008, there were approximately 598 holders of record of the Common Stock.

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

Issuer Purchases of Equity Securities

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

     A summary of the activity by month is as follows:

                                              Total
                                            number of        Maximum
                       Total                 shares         number of
                    number of               purchased       shares that
                      shares    Average      as part        may yet be
                    purchased    price     of publicly      purchased
                   (In thou-   paid per   announced plan  under the plan
     Period         sands) (a)  share (b) (In thousands)  (In thousands)
................... ........... .......... .............. ...............
 1/01/07 -  1/26/07        0       N/A           0             1,920
 1/27/07 -  2/23/07        0       N/A           0             1,920
 2/24/07 -  3/30/07        7      27.18          0             1,920
 3/31/07 -  4/27/07        0       N/A           0             1,920
 4/28/07 -  5/25/07      150      26.47        147             1,773
 5/26/07 -  6/29/07      150      26.46        145             1,628
 6/30/07 -  7/27/07       19      26.34         12             1,616
 7/28/07 -  8/31/07      235      25.31        230             1,386
 9/01/07 -  9/28/07       85      25.15         83             1,303
 9/29/07 - 10/26/07       22      26.50         15             1,288
10/27/07 - 11/30/07      165      26.92        165             1,123
12/01/07 - 12/31/07      172      26.80        172               951
                   ........... .......... .............. ...........

Total                  1,005      26.22        969               951

(a) Includes 36 thousand shares repurchased to satisfy employee minimum tax withholding obligations upon vesting of restricted stock granted to employees under the Company's equity compensation plans.

(b) The average price paid per share of stock repurchased under the stock buy-back program includes the commissions paid to the brokers.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of income data for the years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheet data as of December 31, 2007 and 2006, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended December 31, 2004 and 2003, and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

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

Statement of Income Data (in thousands, except per share data)

                                    Year Ended December 31,
                        ................................................
                          2007      2006      2005      2004      2003
                        ........  ........  ........ .........  ........
Net sales and services  $160,023  $154,496  $137,717  $136,631  $122,681

Net income              $ 17,732  $ 14,019  $ 15,208  $ 14,762  $ 11,318

Net income per share
  Basic                   $1.49     $1.16     $1.26     $1.23     $0.95
  Diluted                 $1.46     $1.12     $1.24     $1.20     $0.93

Weighted average common
  and common equivalent
  shares outstanding
    Basic                 11,864   12,071    12,054    12,026    11,853
    Diluted               12,131   12,488    12,246    12,351    12,231


Balance Sheet Data (in thousands)
                                       As of December 31,
                        ................................................
                          2007      2006      2005      2004      2003
                        ........  ........  ........ .........  ........
Total assets            $180,532  $181,979  $164,038  $152,478  $133,738
Total liabilities       $ 18,945  $ 18,254  $ 15,348  $ 16,477  $ 16,466
Working capital         $107,799  $110,548  $ 94,656  $ 80,006  $ 59,540
Stockholders' equity    $161,587  $163,725  $148,690  $136,001  $117,272
Long-term liabilities   $  5,196  $  4,612  $  3,540  $  2,807  $    997

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

Overview
.........

     The Company designs, manufactures and markets photonics-based solutions, consisting of laser systems and electro-optical components, primarily for industrial and scientific applications. The Company's current range of products include laser marking and engraving systems, laser micro-machining systems, CO2 lasers, optical scanners, high power solid state CW and Q-switched lasers, Ultrafast lasers, high energy solid state pulsed lasers, precision optical components and light and color measurement instruments. The laser and electro-optical industry is subject to intense competition and rapid technological developments. The Company's strength and success is dependent upon developing and delivering successful, timely and cost effective solutions to its customers. The Company believes, for it to maintain its performance, it must continue to increase its operational efficiencies, improve and refine its existing products, expand its product offerings and develop new applications for its technology. The Company's strategy is to grow internally and through acquisitions of complementary businesses. Historically the Company has successfully integrated acquired companies into its existing operations.

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

     The Company's revenues are generated from: 1) product sales, product upgrades and replacement part sales; 2) maintenance agreements; and 3) services. The Company's product lines principally consist of laser systems and electro-optical components used in a wide range of applications by different types of end-users and are often used as sub-assemblies required for end products manufactured by the customer. Revenue relating to these products is recognized upon transfer of title and risk of loss to the customer, which is generally the shipment date, assuming the other criteria of SAB 104 are met. If title and risk of loss do not pass to the customer until the product reaches the customer's delivery site, then recognition of revenue is deferred until that time. Related shipping and handling costs are included in cost of sales and services. With respect to maintenance agreements, revenue is recognized and customers are generally billed on a monthly or quarterly basis over the term of the agreement. When a customer pays an annual maintenance fee, it is recorded as deferred revenue and recognized as revenue ratably over the term of the agreement. For services rendered, customers are billed and revenues are recognized as the related services are performed. When a sales arrangement involves multiple elements, such as the sale of products that require installation, training or other services, the Company records deferred revenue for the fair value of the undelivered element and recognizes the revenue when the revenue recognition criteria for that element is met. Fair value is established for an element based on the price when the element is sold separately. Product returns have historically been insignificant.

     The Company has occasionally entered into contracts to design, develop and produce laser systems to customer specifications. These contracts specify milestones and related progress billings and typically include terms that specify progress payments are non-refundable or the customer may terminate the contract for convenience, at which time the Company will be paid a percentage of the contract price that reflects the percentage of work performed to that date. Such contracts are accounted for in accordance with AICPA Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts," whereby revenue is recognized under the percentage-of-completion method with the extent of progress towards completion measured by the achievement of contractual milestones.

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

Inventories
............

     On a quarterly basis, the Company compares the amount of inventory on hand and under commitment with its latest forecasted requirements and historical usage or sales to determine whether write-downs for excess or obsolete inventory are required. Although the write-downs for excess or obsolete inventory reflected in the Company's consolidated balance sheet at December 31, 2007 and 2006 are considered adequate by the Company's management, there can be no assurance that these write-downs will prove to be adequate over time to cover ultimate losses in connection with the Company's inventory. In addition, the Company will reduce the carrying value of its finished goods inventory to net realizable value, if the selling price of the product is less than its cost.

Income Taxes
.............

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. As of December 31, 2007 and 2006, the Company has approximately $1.0 million and $1.0 million of net deferred tax liabilities, respectively, related principally to inventory basis differences, benefits of foreign net operating loss carryforwards and tax deductible goodwill amortization. Should future pretax book income and taxable income be considerably lower than projected, an increase to the valuation allowance may be required. Likewise, if future foreign taxable income is achieved, a decrease to the valuation allowance may be required.

Recent Accounting Pronouncements
.................................

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. The FASB subsequently deferred the adoption of SFAS 157 for nonfinancial assets and liabilities to the fiscal year beginning after November 15, 2008. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. Management is evaluating the impact the adoption of this statement will have on the Company's consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. Management is currently evaluating the impact the adoption of this statement will have on the Company's consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)") which requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. As SFAS 141(R) will be applied to business combinations occurring after the effective date, management does not believe that adoption of this standard will have any impact on the Company's consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51" ("SFAS 160") which requires all entities to report noncontrolling interests (previously referred to as minority interests) in subsidiaries as a separate component of equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Management is evaluating the impact the adoption of this standard will have on the Company's consolidated financial statements.

Results of Operations
......................

     The following table presents consolidated financial data for the years ended December 31, 2007, 2006 and 2005 (in thousands of dollars and as a percentage of total net sales and services).

                            2007             2006            2005
                      ................ ................ ................
                       Dollars Percent  Dollars Percent  Dollars Percent
                      ........ ....... ........ ....... ........ .......
Net Sales and
 Services             $160,023  100.0% $154,496  100.0% $137,717  100.0%

Cost of Sales and
 Services               90,271   56.4%   85,602   55.4%   72,295  52.5%
                      ........ ....... ........ ....... ........ .......
Gross Profit / Margin   69,752   43.6%   68,894   44.6%   65,422  47.5%

Operating Expenses:
 Selling and Marketing  17,671   11.0%   18,745   12.1%   18,959  13.8%
 General and
  Administrative        15,930   10.0%   13,051    8.4%   12,448   9.0%
 Research and
  Development           14,834    9.3%   14,523    9.4%   14,477  10.5%
 Merger Related and
  Deferred Compensation      0      0%    2,875    1.9%        0     0%
 Merger Expenses             0      0%    2,194    1.4%        0     0%
                      ........ ....... ........ ....... ........ .......

Income from Operations  21,317   13.3%   17,506   11.4%   19,538  14.2%

Non-Operating Income     3,328    2.1%    2,936    1.9%    1,133   0.8%
                      ........ ....... ........ ....... ........ .......

Income before Provision
 for Income Taxes       24,645   15.4%   20,442   13.3%   20,671  15.0%
Provision for
 Income Taxes            6,913    4.3%    6,423    4.2%    5,463   4.0%
                      ........ ....... ........ ....... ........ .......
Net Income            $ 17,732   11.1% $ 14,019    9.1% $ 15,208  11.0%
                      ........ ....... ........ ....... ........ .......
                      ........ ....... ........ ....... ........ .......

Net Sales and Services
.......................

     Net sales and services for 2007 increased to $160.0 million from $154.5 million in 2006, an increase of $5.5 million or 3.6%. Net sales and services for 2006 increased to $154.5 million from $137.7 million in 2005. The increase from 2006 to 2007 was attributable to increased sales of CO2 lasers, scanners, high power and high energy laser sales offset partially by reduced sales for light and color measure instruments. Increased sales of CO2 lasers, scanners, marking systems and high energy solid-state laser systems were the primary contributors towards the increase in sales from 2005 to 2006.

Gross Margins and Cost of Sales
................................

     Gross margins in 2007 were 43.6% compared to 44.6% in 2006. Cost of sales and services increased by $4.7 million or 5.5% to $90.3 million in 2007 from $85.6 million in 2006. The decrease in gross margins as a percentage of sales is primarily due to the product mix as gross margins vary among the numerous Company product configurations. In addition, gross margins decreased in 2007 due to a reduction in light and color measurement instrument sales, which typically experience higher gross margins than the Company's other products. Gross margins for distributor sales are generally lower than those for direct sales.
Gross margins in 2007 were also impacted by higher distributor sales. Gross margins in 2006 were 44.6% compared to 47.5% in 2005. Cost of sales and services increased by $13.3 million or 18.4% to $85.6 million in 2006 from $72.3 million in 2005. The decrease in gross margins as a percentage of sales is due to the mix of products being sold, which have
different levels of variable costs.    In addition, the gross profit and
margins were negatively affected in 2006 due to a higher provision for excess inventory for some discontinued product lines and lower margins associated with a newly introduced product during the initial phase of production. The increases in cost of sales and services from 2006 to 2007 and also from 2005 to 2006 are primarily attributable to the increased sales volume.

Operating Expenses
...................

Selling and Marketing

     Selling and marketing expenses were $17.7 million in 2007 compared to $18.7 million in 2006 and $19.0 million in 2005. The decrease of $1.1 million or 5.7% from 2006 to 2007 was primarily attributable to lower variable costs, such as commissions, associated with outside sales representatives. The decrease of $213 thousand or 1.1% from 2005 to 2006 was primarily attributable to lower costs associated with a reduced sales force due to loss of personnel while the terminated merger with Coherent was pending. Selling and marketing expenses as a percentage of sales were 11.0% in 2007, 12.1% in 2006 and 13.8% in 2005. The decreases in selling and marketing expenses as a percentage of sales from 2006 to 2007 and from 2005 to 2006 are primarily attributable to fixed personnel costs being absorbed by higher sales volume.

General and Administrative

     General and administrative expenses were $15.9 million in 2007 as compared with $13.1 million in 2006. The increase of $2.9 million or 22.1% from 2006 to 2007 was primarily attributable to increases in stock-based compensation expenses in 2007 of $2.7 million. General and administrative expenses from 2005 to 2006 increased $602 thousand or 4.8% to $13.1 million. The increase is primarily attributable to higher bonus expense as a result of higher operating income (excluding merger, merger related and deferred compensation expenses). General and administrative expenses as a percentage of sales increased to 10.0% in 2007 as compared to 8.4% in 2006 and 9.0% in 2005. From 2006 to 2007,
general and administrative expense as a percentage of sales increased due to the increase in stock-based compensation expense in 2007. From 2005 to 2006, general and administrative expense as a percentage of sales decreased due to an increased sales volume, as many general and administrative costs are fixed in nature and do not significantly fluctuate as sales volume changes.

Research and Development

     Research and development expenses were $14.8 in 2007 and $14.5 million in 2006 and 2005. The increase of $311 thousand or 2.1% from 2006 to 2007 was primarily attributable to modest increases in research and development expenses at most of the Company's subsidiaries. There was a small increase in research and development expenses of $46 thousand or 0.3% from 2005 to 2006.

Merger Related and Deferred Compensation Expenses

     Merger related and deferred compensation expenses for 2006 of $2.9 million consisted primarily of $1.4 million of deferred executive compensation, $1.0 million of compensation in lieu of option grants, and $500 thousand of bonus expense.

Merger Expenses

     Merger expenses of $2.2 million for 2006 were primarily for professional fees related to the terminated merger with Coherent, Inc. more fully described in Note 2 to the consolidated financial statements.

Non-Operating Income (Expenses)

     Interest income for 2007 was $3.0 million, as compared to $2.5 million in 2006 and $1.2 million in 2005. The increases in interest income of $496 thousand or 19.5% from 2006 to 2007 and $1.4 million or 115.7% from 2005 to 2006 are primarily due to the increase in the average investable cash balances. In addition, during 2007 and 2006 the average interest rates increased.

     Foreign currency gains and other income, net for 2007 was $362 thousand compared to $410 thousand in 2006 and $1 thousand in 2005. Foreign currency gains and other income in 2007 and 2006 includes $249 thousand and $307 thousand, respectively of foreign currency transaction gains. Foreign currency gains and other income in 2005 includes $77 thousand of foreign currency transaction losses. The foreign currency gains in 2007 and 2006 were primarily attributable to the recording of foreign currency exchange transaction gains at Excel Europe for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. domestic subsidiaries as a result of the decline in the value of the U.S. dollar against the Euro.

Provision for Income Taxes

     The provision for income taxes for 2007 was $6.9 million, compared to $6.4 million in 2006 and $5.5 million in 2005. The Company's effective tax rate was 28.1% for 2007, as compared to 31.4% in 2006 and 26.4% in 2005. The decrease in the Company's effective tax rate in 2007 is primarily due to the jurisdictions where income was earned, higher non-taxable investment income and an increase in tax credits earned. In 2006, due to the non-deductibility of certain expenses, the reduction of a tax contingency liability due to a settlement in 2005 that did not reoccur in 2006 and investing in a higher percentage of taxable versus non-taxable instruments, the Company's effective tax rate increased approximately 5 percentage points.

Liquidity and Capital Resources
................................

Cash Flow Overview
...................

     Cash and investments decreased $5.6 million during the year 2007 to $57.5 million. The decrease during the year was primarily due to cash used for financing activities of $24.6 million and net cash used for capital expenditures of $1.6 million offset partially by the net cash provided by operating activities of $20.3 million. The Company also experienced a favorable foreign exchange effect on cash of $262 thousand in 2007. As of December 31, 2007 the Company had no bank debt.

     Net cash provided by operating activities was $20.3 million for the year ended December 31, 2007 and $15.3 million for the year ended December 31, 2006, which was primarily attributable to net income plus the depreciation and amortization expenses, offset partially by net changes in working capital items, primarily accounts receivable, inventory, accounts payable and accrued expenses and other current liabilities. Depreciation and amortization for the year ended December 31, 2007 was $2.6 million. Accounts receivable at December 31, 2007 of $24.0 million increased $1.3 million from December 31, 2006 due to increased sales volume in the fourth quarter of 2007 compared to the fourth quarter of 2006. Inventory at December 31, 2007 of $33.8 million decreased $1.1 million from December 31, 2006 due to increased focus on purchasing efficiency. Accounts payable at December 31, 2007 of $5.1 million decreased $1.3 million from December 31, 2006 primarily due to the timing of payments.

     Net cash provided by investing activities of $4.2 million for the year ended December 31, 2007 was attributable to the net redemption of short-term auction rate notes for $5.7 million offset partially by the purchase of property, plant and equipment for $1.6 million and the proceeds from the sale of equipment of $61 thousand. Net cash used in investing activities of $21.2 million for the year ended December 31, 2006 was attributable to the purchase of short-term auction rate notes for $19.2 million, purchase of property, plant and equipment for $2.3 million offset partially by the proceeds from the sale of equipment of $354 thousand.

     Net cash used in financing activities of $24.6 million for the year ended December 31, 2007 was primarily attributable to the repurchase of common stock for $26.4 million, offset by $1.2 million of proceeds received upon the exercise of employee stock options and a $528 thousand income tax benefit from employee stock option exercises. Net cash used in financing activities of $573 thousand for the year ended December 31, 2006 was primarily attributable to the repurchase of common stock for $2.0 million, offset by $655 thousand of proceeds received upon the exercise of employee stock options and an $816 thousand income tax benefit from employee stock option exercises.

     As of December 31, 2007, the Company has working capital of $107.8 million including cash and investments of $57.5 million, compared to working capital of $110.5 million including cash and investments of $63.1 million at December 31, 2006. The working capital decreased by $2.7 million and cash and investments decreased by $5.6 million during the year ended December 31, 2007.

     As of December 31, 2007, the Company's contractual obligations were as follows (in thousands):

Contractual Obligations                      Payments Due by Period
                                          Less                    More
                                          than     1-3     4-5    than
                                 Total   1 Year   Years   Years  5 Years

Operating Leases (a)            $8,055   $1,967  $2,212  $1,433  $2,443

Deferred Compensation Plan (b)  $1,535   $    0  $1,535  $    0  $    0

Total                           $9,590   $1,967  $3,747  $1,433  $2,443

  (a) Certain of the Company's operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

  (b) These payments relate to obligations under the Company's deferred compensation plan whereby payment of certain compensation earned by a participant can be deferred. Since the Company cannot reasonably estimate the timing of withdrawals for the participant, the future obligation to this participant has been included in the "1-3 Years" column of the table, based on the terms of existing employment agreements and the deferred compensation plan.

     Purchase orders for the purchase of raw materials and other goods and services are not included in the table above. The Company is not able to determine the total amount of these purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. In addition, these purchase orders generally allow for cancellation without significant penalties. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed expected short-term requirements.

     The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information.

Off-Balance Sheet Arrangements

     As of December 31, 2007, the Company had no off-balance sheet financing arrangements.

Line of Credit

     As of December 31, 2007, the Company has no lines of credit.

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

                                         (in thousands)
Year Ended December 31,        2007           2006           2005
                           .............. .............. ..............
                           Shares  Cost   Shares  Cost   Shares  Cost
                           ...... ....... ...... ....... ...... .......
Stock repurchase programs:
2 million, authorized
 January 1998                   0 $     0      0 $     0      0 $     0
2 million, authorized
 November 2006                969 $25,394      0 $     0      0 $     0
                           ...... ....... ...... ....... ...... .......
Total stock repurchases       969 $25,394     80 $ 2,044      0 $     0
                           ...... ....... ...... ....... ...... .......
                           ...... ....... ...... ....... ...... .......

     The Company also repurchased 36 thousand shares of common stock for $970 thousand related to employee minimum tax withholding requirements due upon the vesting of restricted stock.

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

Selected Quarterly Financial Data
..................................

Unaudited quarterly financial data (in thousands, except per share amounts) for 2007 and 2006 is summarized as follows:



                                                    2007                                              2006
                              .................................................  .................................................
                                 Q1        Q2        Q3        Q4        YEAR       Q1        Q2        Q3        Q4       YEAR
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
                                                                                                                         <C

Net sales and services        $ 40,941  $ 40,532  $ 37,446  $  41,104  $160,023  $ 36,325  $ 39,530  $ 40,299  $ 38,343  $ 154,496
Cost of sales and services      23,100    22,470    21,285     23,416    90,271    19,056    21,484    22,350    22,713     85,602
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
Gross profit                    17,841    18,062    16,161     17,688    69,752    17,269    18,046    17,949    15,630     68,894
Operating expenses:
 Selling and marketing           4,327     4,619     4,107      4,618    17,671     4,776     4,965     4,611     4,393     18,745
 General and administrative      4,174     3,944     3,933      3,879    15,930     2,895     3,070     3,724     3,362     13,051
 Research and development        3,826     3,783     3,662      3,563    14,834     3,625     3,655     3,527     3,716     14,523
 Merger related and deferred
  compensation expenses              0         0         0          0         0         0         0     2,875         0      2,875
 Merger expenses                     0         0         0          0         0       838     1,146       210         0      2,194
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
                                12,327    12,346    11,702     12,060    48,435    12,134    12,836    14,947    11,471     51,388
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
Income from operations           5,514     5,716     4,459      5,628    21,317     5,135     5,210     3,002     4,159     17,506

Non-operating (expenses)
 income:
 Interest income                   781       843       703        714     3,041       435       581       755       774      2,545
 Minority interest                   1      (59)       (9)          5      (62)       (3)      (10)      (28)        22       (19)
 Interest expense                    0         0         0       (13)      (13)         0         0         0         0          0
 Foreign currency gains
  (losses) and other
  income, net                       97        41       177         47       362       120       165      (15)       140        410
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
Income before provision for
 income taxes                    6,393     6,541     5,330      6,381    24,645     5,687     5,946     3,714     5,095     20,442

Provision for income taxes       1,738     2,028     1,417      1,730     6,913     1,820     1,956     1,226     1,421      6,423
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
Net income                    $  4,655  $  4,513  $  3,913  $  4,651  $  17,732  $  3,867  $  3,990  $  2,488  $  3,674  $  14,019
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
Basic income per common share $   0.38  $   0.37  $   0.33  $    0.40 $    1.49  $   0.32  $   0.33  $   0.21  $   0.30  $    1.16
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
Weighted average common
 shares outstanding             12,107    12,063    11,795     11,509    11,864    12,060    12,066    12,066    12,089     12,071
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
Diluted income per
 common share                 $   0.38  $   0.37  $  0.33  $     0.40 $    1.46  $   0.31  $   0.32  $   0.20  $   0.30  $    1.12
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
Weighted average common and
 Common equivalent shares
 outstanding                    12,409    12,352    12,030     11,750    12,131    12,614    12,531    12,522    12,437     12,488
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........
                              ........  ........  ........  ......... .........  ........  ........  ........  ........  .........




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

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall investing strategies. The Company's investment portfolios consist primarily of cash and investments, with carrying amounts approximating market value. Assuming year-end 2007 cash and investment levels, a one-point change in interest rates would have an approximate $575 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represented approximately 63% of total net sales and services in 2007, 63% in 2006 and 61% in 2005. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company's net sales and services denominated in foreign currencies represented approximately 25% of its total net sales and services in 2007, 24% of its total net sales and services in 2006 and 28% in 2005. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains (losses) included in determining consolidated results of operations were $249 thousand, $307 thousand and $(77) thousand in 2007, 2006 and 2005, respectively.

     Changes in the Euro and Yen have the largest impact on the Company's operating profits. The Company estimates that a 10% change in foreign exchange rates would not materially impact reported operating profits.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements and supplementary data follow on pages 33 to 55.

                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and
          Financial Statement Schedule filed with the Annual
                 Report of the Company on Form 10-K
                 For the Year ended December 31, 2007.


                                                                    Page
                                                                    ....

Report of Independent Registered Public Accounting Firm               33

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2007 and 2006     35

     Consolidated Statements of Income for the years
     ended December 31, 2007, 2006 and 2005                           36

     Consolidated Statements of Stockholders' Equity and
     Comprehensive Income for the years ended December 31, 2007,
     2006 and 2005                                                    37

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2007, 2006 and 2005                                 38

     Notes to Consolidated Financial Statements                       39


Consolidated Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts                  55

............................

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.


Report of Independent Registered Public Accounting Firm
........................................................

The Board of Directors and Stockholders
Excel Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Excel Technology, Inc. and subsidiaries (Excel Technology) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. We also have audited Excel Technology's internal control over financial reporting as of December 31, 2007, based on criteria established in "Internal Control
- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Excel Technology's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting" included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Technology, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein and, in our opinion, Excel Technology, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Notes 6 and 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, "Accounting For Uncertainty in Income Taxes - an Interpretation of SFAS No. 109", effective January 1, 2007 and Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," effective January 1, 2006.



/s/ KPMG LLP


Melville, New York
February 13, 2008


                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                       December 31, 2007 and 2006
                (In thousands, except per share amounts)

Assets                                                2007       2006
.......                                              ........  .........
Current assets:
   Cash                                             $  9,981  $   9,903
   Investments                                        47,550     53,220
   Accounts receivable, less allowance
    for doubtful accounts of $833 and $784
    in 2007 and 2006, respectively                    24,008     22,716
   Inventories                                        33,792     34,906
   Deferred income taxes                               2,518      2,131
   Other current assets                                1,544      1,314
   Income taxes receivable                             2,155          0
                                                    ........   ........
         Total current assets                        121,548    124,190
                                                    ........   ........
Property, plant and equipment                         24,679     25,503
Other assets                                           1,925        391
Goodwill                                              32,380     31,895
                                                    ........   ........
Total Assets                                        $180,532   $181,979
                                                    ........   ........
                                                    ........   ........

Liabilities and Stockholders' Equity
.....................................
Current liabilities:
   Accounts payable                                 $  5,090   $  6,386
   Accrued expenses and other current liabilities      7,116      6,902
   Income taxes payable                                1,543        354
                                                    ........   ........
         Total current liabilities                    13,749     13,642
                                                    ........   ........

Deferred income taxes                                  3,533      3,171
Accrued deferred compensation                          1,535      1,375
Minority interest in subsidiary                          128         66

Stockholders' equity:
   Preferred stock, par value $.001 per share:
      2,000 shares authorized, none issued                 0          0
Common stock, par value $.001 per share:
      20,000 shares authorized, 11,280 and 12,088
      shares issued and outstanding in 2007 and
      2006, respectively                                  11         12
Additional paid-in capital                            27,361     49,161
Retained earnings                                    129,334    111,602
Accumulated other comprehensive income                 4,881      2,950
                                                    ........   ........
         Total stockholders' equity                  161,587    163,725
                                                    ........   ........
Total Liabilities and Stockholders' Equity          $180,532   $181,979
                                                    ........   ........
                                                    ........   ........


See Accompanying Notes to Consolidated Financial Statements.

                EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                   Consolidated Statements of Income
              Years ended December 31, 2007, 2006 and 2005
               (In thousands, except earnings per share)


                                              2007      2006      2005
                                            ........  ........  ........

Net sales and services                      $160,023  $154,496  $137,717
Cost of sales and services                    90,271    85,602    72,295
                                            ........  ........  ........

Gross profit                                  69,752    68,894    65,422
Operating expenses:
   Selling and marketing                      17,671    18,745    18,959
   General and administrative                 15,930    13,051    12,448
   Research and development                   14,834    14,523    14,477
   Merger related and deferred
     compensation expenses                         0     2,875         0
   Merger expenses                                 0     2,194         0
                                            ........  ........  ........
                                              48,435    51,388    45,884
                                            ........  ........  ........
Income from operations                        21,317    17,506    19,538

Non-operating income (expenses):
   Interest income                             3,041     2,545     1,180
   Interest expense                             (13)         0         0
   Minority interest                            (62)      (19)      (48)
   Foreign currency gains
     and other income, net                       362       410         1
                                            ........  ........  ........
Income before provision for income taxes      24,645    20,442    20,671
Provision for income taxes                     6,913     6,423     5,463
                                            ........  ........  ........
Net income                                  $ 17,732  $ 14,019  $ 15,208
                                            ........  ........  ........
                                            ........  ........  ........
Basic income per common share                  $1.49     $1.16     $1.26
                                            ........  ........  ........
                                            ........  ........  ........

Weighted average common shares outstanding    11,864    12,071    12,054
                                            ........  ........  ........
                                            ........  ........  ........

Diluted income per common share                $1.46     $1.12     $1.24
                                            ........  ........  ........
                                            ........  ........  ........

Weighted average common and
   common equivalent shares outstanding       12,131    12,488    12,246
                                            ........  ........  ........
                                            ........  ........  ........

See Accompanying Notes to Consolidated Financial Statements.



                                                                                          Accumulated
                                                                   Additional              Other
                     Preferred Stock  Common Stock  Treasury Stock  Paid-In    Retained  Comprehensive            Comprehensive
                     Shares Amounts  Shares Amounts Shares Amounts  Capital    Earnings     Income       Total       Income
Balances at
 December 31, 2004       0     $ 0   12,053    $ 12      0      $ 0 $  49,573  $ 82,375       $ 4,041  $ 136,001
Exercise of common
 stock options           0       0        2       0      0        0        41         0             0         41
Tax benefit from
 employee stock
 option exercises        0       0        0       0      0        0         7         0             0          7
Net income for
 the year                0       0        0       0      0        0         0    15,208             0     15,208      $15,208
Foreign currency
 Translation
 adjustment              0       0        0       0      0        0         0         0       (2,567)    (2,567)      (2,567)
                                                                                                                  ...........
Comprehensive income     0       0        0       0      0        0         0         0             0          0      $12,641
                     .....  ...... ........ ....... ...... ........ .........  ........  ............. .......... ...........
                                                                                                                  ...........

Balances at
 December 31, 2005       0       0   12,055      12      0        0    49,621    97,583         1,474    148,690
Exercise of common
 stock options           0       0      113       0      0        0       655         0             0        655
Tax benefit from
 employee stock
 option exercises        0       0        0       0      0        0       816         0             0        816
Stock-based
 Compensation
 expense                 0       0        0       0      0        0       113         0             0        113
Repurchases of
 common stock            0       0        0       0   (80)  (2,044)         0         0             0    (2,044)
Retirement of
 treasury stock          0       0     (80)       0     80    2,044   (2,044)         0             0          0
Net income for
 the year                0       0        0       0      0        0         0    14,019             0     14,019      $14,019
Foreign currency
 Translation
 adjustment              0       0        0       0      0        0         0         0         1,476      1,476        1,476
                                                                                                                  ...........

Comprehensive income     0       0        0       0      0        0         0         0             0          0      $15,495
                     .....  ...... ........ ....... ...... ........ .........  ........  ............  .......... ...........
                                                                                                                  ...........

Balances at
 December 31, 2006       0       0   12,088      12      0        0    49,161   111,602         2,950     163,725
Exercise of common
 stock options           0       0      114       0      0        0     1,218         0             0       1,218
Issuance of
 restricted stock        0       0       83       0      0        0         0         0             0           0
Excess tax benefit
 from employee stock
 option exercises &
 vested restricted
 stock                   0       0        0       0      0        0       528         0             0         528
Repurchase of common
 stock relating to
 employee minimum
 tax withholdings        0       0      (36)      0      0        0     (970)         0             0       (970)
Stock-based
 compensation expense    0       0        0       0      0        0     2,817         0             0       2,817
Repurchases of
 common stock            0       0        0       0  (969) (25,394)         0         0             0    (25,394)
Retirement of
 treasury stock          0       0    (969)     (1)    969   25,394  (25,393)         0             0           0
Net income
 for the year            0       0        0       0      0        0         0    17,732             0      17,732     $17,732
Foreign currency
 translation
 adjustment              0       0        0       0      0        0         0         0         1,931       1,931       1,931
                                                                                                                  ...........

Comprehensive income     0       0        0       0      0        0         0         0             0           0     $19,663
                     .....  ...... ........ ....... ...... ........ .........  ........  ............  .......... ...........
                                                                                                                  ...........

Balances at
 December 31, 2007       0    $  0   11,280    $ 11      0      $ 0 $  27,361  $129,334       $ 4,881  $  161,587
                     .....  ...... ........ ....... ...... ........ .........  ........  ............  ..........
                     .....  ...... ........ ....... ...... ........ .........  ........  ............  ..........



See Accompanying Notes to Consolidated Financial Statements.

                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
               Years ended December 31, 2007, 2006 and 2005
                             (In thousands)

                                              2007      2006      2005
                                            ........  ........  ........
Operating activities:
Net income                                  $ 17,732  $ 14,019  $ 15,208
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Minority interest                             62        19        48
    Depreciation and amortization              2,611     2,695     2,891
    Stock-based compensation expense           2,817       113         0
    Tax benefit from employee stock
      option exercises                             0         0         7
    Stock-based compensation excess
      income tax benefit                       (528)     (816)         0
    (Gain) loss on sale of equipment              24     (120)         7
    (Recovery) provision for
      doubtful accounts                          147      (16)       252
    Deferred income taxes                       (25)     (792)       622
    Changes in operating assets
      and liabilities:
        Accounts receivable                    (747)       822   (4,534)
        Inventories                            1,931   (3,928)   (1,777)
        Other current assets                 (2,335)        85       282
        Other assets                         (1,677)     (507)     1,101
        Accounts payable                     (1,424)     1,422     (290)
        Accrued expenses and other
          current liabilities                  1,531       933   (1,088)
        Accrued deferred compensation            160     1,375         0
                                            ........  ........  ........
    Net cash provided by
      operating activities                    20,279    15,304    12,729
                                            ........  ........  ........
Investing activities:
  Proceeds from investment redemptions,
    net of purchases                           5,670         0         0
  Purchases of investments,
    net of redemptions                             0  (19,220)   (3,575)
  Purchases of property, plant and equipment (1,576)   (2,339)   (3,272)
  Proceeds from the sale of equipment             61       354        18
                                            ........  ........  ........
    Net cash provided by (used in)
      investing activities                     4,155  (21,205)   (6,829)
                                            ........  ........  ........
Financing activities:
  Proceeds from exercise of common
    stock options                              1,218       655        41
  Repurchases of common stock               (26,364)   (2,044)         0
  Stock-based compensation excess
    income tax benefit                           528       816         0
                                            ........  ........  ........
    Net cash (used in) provided by
      financing activities                  (24,618)     (573)        41
                                            ........  ........  ........

Effect of exchange rate changes on cash          262        74     (967)
                                            ........  ........  ........
Net increase (decrease) in cash                   78   (6,400)     4,974
Cash - beginning of year                       9,903    16,303    11,329
                                            ........  ........  ........
Cash - end of year                          $  9,981  $  9,903  $ 16,303
                                            ........  ........  ........
                                            ........  ........  ........

Supplemental Cash Flow Information
...................................
Cash paid for:
  Interest                                  $     13  $      0  $      0
                                            ........  ........  ........
                                            ........  ........  ........
  Income taxes                              $  7,427  $  7,144  $  5,411
                                            ........  ........  ........
                                            ........  ........  ........

See Accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(1)   Summary of Significant Accounting Policies
      ..........................................

Excel Technology, Inc. and Subsidiaries (the "Company") designs, manufactures and markets photonics-based solutions, consisting of laser systems and electro-optical components, primarily for industrial and scientific applications. The significant accounting policies used in the preparation of the consolidated financial statements of the Company are as follows:

     Basis of Presentation
     .....................

     The consolidated financial statements include the accounts of Excel
        Technology, Inc. (Excel), its wholly-owned subsidiaries and its 50% owned joint venture, Excel Laser Technology Private Limited (Excel SouthAsia JV) since it is a variable interest entity and the Company is the primary beneficiary of the joint venture.
        All material intercompany transactions and balances have been eliminated in consolidation.

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

     The Company's revenues are generated from: 1) product sales, product upgrades and replacement part sales; 2) maintenance agreements; and 3) services. The Company's product lines principally consist of laser systems and electro-optical components used in a wide range of applications by different types of end-users and are often used as sub-assemblies required for end products manufactured by the customer. Revenue relating to these products is recognized upon transfer of title and risk of loss to the customer, which is generally upon shipment, assuming the other criteria of SAB 104 are met. If title and risk of loss do not pass to the customer until the product reaches the customer's delivery site, then recognition of revenue is deferred until that time. Related shipping and handling costs are included in cost of sales and services. With respect to maintenance agreements, revenue is recognized and customers are generally billed on a monthly or quarterly basis over the term of the agreement. When a customer pays an annual maintenance fee, it is recorded as deferred revenue and recognized as revenue ratably over the term of the agreement. For services rendered, customers are billed and revenues are recognized as the related services are performed. When a sales arrangement involves multiple elements, such as the sale of products that require installation, training or other services, the Company records deferred revenue for the fair value of the undelivered element and recognizes the revenue when the revenue recognition criteria for that element is met. Fair value is established for an element based on the price when the element is sold separately. Product returns have historically been insignificant.

     The Company occasionally has entered into contracts to design, develop and produce laser systems to customer specifications. These contracts specify milestones and related progress billings and typically include terms that specify progress payments are non-refundable or the customer may terminate the contract for convenience, at which time the Company will be paid a percentage of the contract price that reflects the percentage of work performed to that date. Such contracts are accounted for in accordance with AICPA Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts," whereby revenue is recognized under the percentage-of-completion method with the extent of progress towards completion measured by the achievement of contractual milestones.

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

     Cash and Investments
     ....................

     Cash of $10.0 million and $9.9 million at December 31, 2007 and 2006, respectively, consists of demand deposits with banks and highly liquid money market funds. The Company considers investments with maturities of three months or less when purchased to be cash equivalents. Available-for-sale investments of $47.6 million and $53.2 million at December 31, 2007 and 2006, respectively, consist of auction rate notes for which the carrying value equaled their fair value. Auction rate notes represent long-term (generally maturities of ten to thirty-five years from the date of issuance) variable rate bonds tied to short-term interest rates that are reset through an auction process, which occurs every seven to thirty-five days. Auction rate notes are considered highly liquid by market participants due to the auction process. Included in other long-term assets at December 31, 2007 are $141 thousand of held to maturity securities for which their carrying value equaled their fair value.

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



     Property, Plant and Equipment
     .............................

     The Company's property, plant and equipment, recorded at cost, are depreciated or amortized over their estimated useful lives under the straight-line method. Leasehold improvements are amortized over the life of the lease or over the estimated life of the asset, whichever is less.

     Goodwill
     ........

     Goodwill represents the excess of cost over fair value of net assets of businesses acquired. Goodwill and intangible assets with indefinite lives are not amortized but are evaluated annually for impairment and whenever events or circumstances indicate impairment might have occurred. The Company's annual assessment for impairment is performed on December 31st of each year. The recoverability of goodwill is evaluated using a two-step impairment test approach at the reporting unit level. In the first step, which is used to identify potential impairments, the overall fair value for the reporting unit is compared to its carrying amount including goodwill. If the fair value of a reporting unit is less than the carrying amount, a second step is performed which compares the implied fair value of the reporting unit's goodwill to the carrying amount of the goodwill. The implied fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the fair value of its net identifiable assets. If the implied fair value of the goodwill is less than its carrying amount, the difference is recognized as an impairment.

     Research and Development Costs
     ..............................

     Research and development costs include material, labor and overhead associated with Company-sponsored projects. Such costs are expensed as incurred.

     Long-Lived Assets
     .................

     The Company reviews long-lived assets for impairment when events or circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Accrued Warranty Costs
     ......................

     The Company analyzes its warranty liability for reasonableness on a quarterly basis, based upon a five-year history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

     Changes in the warranty liability in 2007 and 2006 were as follows
        (In thousands):
                                                    2007     2006
                                                   ......  .......

        Balance at January 1                       $  754   $  720
        Provision for warranties
          during the year                             682      706
        Costs of warranty obligations
          during the year                           (590)    (672)
                                                   ......  .......
        Balance at December 31                     $ 846    $  754
                                                   ......  .......
                                                   ......  .......
     Income Taxes
     ............

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

     Foreign Currency Translation
     ............................

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The resulting cumulative translation adjustment of approximately $4.9 million and $3.0 million at December 31, 2007 and 2006, respectively, is reflected as accumulated other comprehensive income, a component of stockholders' equity. In addition, there were transaction gains and losses and inter-company balances not deemed long-term in nature at the balance sheet date that resulted in net transaction gains (losses) of $249 thousand, $307 thousand and $(77) thousand for the years ended December 31, 2007, 2006 and 2005, respectively, which is reflected in foreign currency gains and other income, net in the consolidated statements of income.

     Income Per Share
     ................

     The Company presents two income per share amounts, basic and diluted. Basic income per share is calculated based on net income and the weighted-average number of common shares outstanding during the reported period. Diluted income per share includes the effect of potentially dilutive securities (stock options and non-vested restricted stock), using the treasury stock method, on weighted-average shares outstanding.

     Fair Value of Financial Instruments
     ...................................

     The recorded amounts of the Company's cash, investments, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these items.

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

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123 (R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized for 2007 and 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123. The fair value of the options was determined at the date of grant using the Black-Scholes option pricing model and is being amortized to expense over the options' vesting periods. Stock-based compensation expense for an award with only service conditions that has a graded vesting schedule is recognized on a straight-line basis over the requisite service period for the entire award, with such amount recognized at any date at least equaling the portion of the grant date fair value of the award that is vested at that date. Stock-based compensation expense for an award that includes a performance condition that has a graded vesting schedule is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation is reduced for estimated forfeitures, which is based on historical experience. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were accounted for as they occurred in the pro forma stock-based compensation expense presented for periods prior to January 1, 2006. Results for prior periods have not been restated.

     There were 125 thousand shares of restricted stock granted in 2007, of which 83 thousand had vested and were issued as of December 31, 2007. There were no restricted stock grants in 2006. At December 31, 2007, 17 thousand shares of restricted stock vest contingent on attainment of a performance condition. Of the 83 thousand restricted shares that vested and were issued to employees during 2007, 36 thousand were surrendered to the Company to fulfill the employee's minimum statutory tax withholding obligations of $970 thousand for the applicable income. The 36 thousand acquired shares were retired. This net share settlement had no impact on the amount of compensation cost recognized in respect of these awards. Restricted stock with performance conditions is not included in issued and outstanding common stock until the shares are vested and issued to the employee. There were no stock option grants during the years ended December 31, 2007 and 2006.

     The following table illustrates the stock-based compensation expense recorded in the consolidated statements of income in 2007 and 2006 and the impact of adopting SFAS No. 123(R) effective January 1, 2006 on the Company's income before provision for income taxes, net income and income per share (In thousands, except per share data).

                                         Year ended        Year ended
                                     December 31, 2007 December 31, 2006
     Stock-based compensation expense:
          Stock options                        $    56            $  113
          Restricted stock                     $ 2,761                 0
     Impact on income before
       provision for taxes                     $ 2,817            $  113
     Impact on net income                      $ 1,823            $  113
     Impact on basic income per common share   $  0.15            $ 0.01
     Impact on diluted income per common share $  0.15            $ 0.01

     Prior to the adoption of SFAS No. 123(R), the Company reported all tax benefits from employee stock option exercises as operating cash flows in its consolidated statement of cash flows. In accordance with SFAS No. 123(R), effective January 1, 2006, the Company reports excess tax benefits as financing cash inflows. Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted stock issued in excess of the deferred tax asset attributable to stock compensation costs for such awards. The excess income tax benefit realized for the tax deductions from stock option exercises for the years ended December 31, 2007 and 2006 was $502 thousand and $816 thousand, respectively. In addition, the excess tax benefit associated with vested restricted stock was $26 thousand for 2007.

     There was a $994 thousand tax benefit recognized related to the compensation expense for restricted stock awards for the year ended December 31, 2007, of which $780 thousand related to restricted stock that vested and was issued, resulting in a $214 thousand deferred tax asset at December 31, 2007. There was no tax benefit recognized related to the $56 thousand and $113 thousand of compensation expense for stock options for the years ended December 31, 2007 and 2006, respectively, as all the related options were incentive stock options and the tax benefit associated with disqualified incentive stock options is recognized by the Company only after such incentive stock options are exercised and disqualified.

     The following table illustrates the effect on net income and income per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock plans prior to adoption of SFAS No. 123(R) on January 1, 2006. No pro forma disclosures have been made for 2007 and 2006, as all stock-based compensation has been recognized in net income. For purposes of this pro forma disclosure and compensation expense recorded in the Company's consolidated financial statements, the value of the options is estimated using a Black-Scholes option pricing model and amortized to expense over the options' vesting periods.

                                   (In thousands, except per share data)
                                                   Year ended
                                               .................
                                               December 31, 2005
                                               .................
             Net income, as reported                $15,208
             Deduct:  Total stock-based
               employee compensation
               expense determined under
               fair value based method
               for all awards, net of
               related tax effects                  (3,018)
                                                    .......
             Proforma net income                    $12,190
                                                    .......
                                                    .......

             Income per share:
               Basic - as reported                    $1.26
                                                      .....
               Basic - proforma                       $1.01
                                                      .....
               Diluted - as reported                  $1.24
                                                      .....
               Diluted - proforma                     $1.00
                                                      .....

     The per share weighted-average fair value of stock options granted during 2005 was $8.20 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk free interest rate of 3.60%-4.31%, expected stock volatility of 39%-41% and expected life of approximately 3.9 years.

     Stock-based employee compensation expense under the fair value method for the year ended December 31, 2005 includes $3.7 million which represents the entire fair value of 449 thousand options granted to employees and directors in 2005, all of which had an exercise price equal to or greater than the market value of the common stock on the date of the grants, as those options were vested as of the date of the grants.

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

(2)  Terminated Merger
     .................

     On February 20, 2006, the Company entered into an Agreement and
        Plan of Merger (the "Merger Agreement") with Coherent, Inc. ("Coherent"). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company would have been automatically converted into the right to receive $30.00 per share in cash. The Merger was conditioned upon, among other things, the adoption of the Merger Agreement by the stockholders of the Company pursuant to applicable law, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and obtaining material foreign antitrust approvals reasonably determined by Coherent to be required.

     On April 4, 2006, the stockholders of the Company voted to adopt the Merger Agreement providing for the acquisition of the Company by Coherent. On May 9, 2006, Coherent received U.S. antitrust approval to acquire the Company. On October 25, 2006 the German Federal Cartel Office issued a prohibition order on the merger. On November 1, 2006, the Merger Agreement between the Company and Coherent was terminated.

     In connection with the merger, the Company incurred $2.2 million of expenses, which consist primarily of legal and other professional fees, including $200 thousand for the law firm of a then director of the Company for reimbursement of expenses by the director's law firm in connection with the merger. Such costs, which were previously separately disclosed as non-operating expense in the 2006 consolidated statement of income have been reclassified to operating expenses. In the third quarter of 2006, as a result of effectively addressing all merger-related matters while the announced merger was pending for eight months and as payment in lieu of options that, but for the proposed merger, would have been granted towards the end of 2005, an executive of the Company was awarded $1.5 million of compensation, of which the payment of $1.0 million was subject to the attainment of specified Company performance criteria that were achieved as of December 31, 2006. Such compensation, along with $1.4 million of deferred executive compensation awarded for prior services during the third quarter of 2006 (under a deferred compensation plan approved by the Board of Directors), is included in operating expenses in the 2006 consolidated statement of income.

(3)  Inventories
     ...........

     Inventories consist of the following (In thousands):

                                                 December 31,
                                          .......................
                                              2007         2006
                                          ..........   ..........

          Raw materials                   $   18,421   $   18,584
          Work-in-process                      8,206        9,410
          Finished goods                       5,064        4,907
          Consigned inventory                  2,101        2,005
                                          ..........   ..........
                                          $   33,792   $   34,906
                                          ..........   ..........
                                          ..........   ..........
                                          ..........   ..........
(4)  Property, Plant and Equipment
     .............................

     Property, plant and equipment at cost consists of the following (In thousands):
                                                         December 31,
                                                      ................
                                          Useful life   2007     2006
                                          ........... .......  .......

          Land                                  0     $ 4,711  $ 4,659
          Buildings                         30 years   20,240   20,067
          Leasehold improvements           Lease term     814      715
          Fixtures and computer equipment  3-10 years   3,118    2,898
          Machinery and equipment          3-10 years   7,864    7,120
          Laboratory equipment             3-10 years   4,086    3,707
                                                      .......  .......
                                                       40,833   39,166
          Less accumulated depreciation
            and amortization                           16,154   13,663
                                                      .......  .......
                                                      $24,679  $25,503
                                                      .......  .......
                                                      .......  .......

     Depreciation and amortization expense aggregated approximately $2.6 million, $2.7 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(5)  Goodwill
     ........

     The change in the net carrying amount of goodwill for the years ended December 31, 2007 and 2006 is attributable to the change in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.

 (6) Income Taxes
     ............

     Pre-tax income for the years ended December 31, 2007, 2006, and 2005 was comprised of domestic income of $24.1 million, $20.6 million and $20.6 million, respectively, and foreign income
        (loss) of $570 thousand, $(177) thousand, and $77 thousand, respectively.



     The provision for income taxes consists of (In thousands):

                                               Year ended December 31,
                                             .........................
                                               2007     2006     2005
                                             .......  .......  .......
          Current:
            Federal                          $ 6,120  $ 6,624  $ 4,088
            State and local                      896      545      712
            Foreign                             (78)       46       41
                                             .......  .......  .......
                                               6,938    7,215    4,841
                                             .......  .......  .......
          Deferred:
            Federal and state                   (25)    (697)      622
            Foreign                                0     (95)        0
                                             .......  .......  .......
                                                (25)    (792)      622
                                             .......  .......  .......
                                             $ 6,913  $ 6,423  $ 5,463
                                             .......  .......  .......
                                             .......  .......  .......

     The effective income tax rate differed from the statutory Federal income tax rate due to the following items (In thousands):

                                              Year ended December 31,
                                             .........................
                                               2007     2006     2005
                                             .......  .......  .......

          Taxes at statutory Federal
            income tax rate                  $ 8,625  $ 7,155  $ 7,235
          State income taxes, net of
            Federal benefit                      582      546      464
          Tax credits                          (686)    (498)    (426)
          QPAI / ETI benefit                   (479)    (868)    (825)
          Change in valuation allowance        (389)      (8)       75
          Foreign tax rate differential         (28)       13       15
          Non-taxable income                   (387)    (144)    (248)
          Settlement of and change in tax
            contingencies                      (194)    (228)    (655)
          Non-deductible expenses                44       550       42
          Other                                (175)     (95)    (214)
                                             .......  .......  .......
                                             $ 6,913  $ 6,423  $ 5,463
                                             .......  .......  .......
                                             .......  .......  .......

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows (In thousands):

                                                        December 31,
                                                      .................
                                                        2007     2006
                                                      .......  ........
          Deferred tax assets:
            Excess of tax over financial statement
              basis of inventory                      $  1,533  $ 1,516
            Allowance for doubtful accounts                184      153
            State credit carryforward                      414      404
            Accrued warranty costs                         169      137
            Other accrued expenses                         274      230
            Deferred compensation expenses                 553      495
            Stock-based compensation expenses              214        0
            Benefits of foreign net operating
              loss carryforwards                         3,343    3,603
                                                      ........ ........
            Total deferred tax assets                    6,684    6,538
            Less valuation allowance                   (2,808)  (3,912)
                                                      ........ ........
                                                         3,876    2,626
                                                      ........ ........
          Deferred tax liabilities:
            Plant and equipment depreciation             (200)    (270)
            Goodwill amortization                      (4,691)  (3,396)
                                                      ........ ........
          Total deferred tax liabilities               (4,891)  (3,666)
                                                      .......  .......
          Net deferred tax liabilities                $(1,015) $(1,040)
                                                      ........ ........
                                                      ........ ........

    As of December 31, 2007, the Company has foreign tax net operating loss carryforwards of $9.4 million (6.4 million Euro) in Germany, $1.0 million (692 thousand Euro) in France, $179 thousand in the U.K. and $350 thousand in Japan. A valuation allowance of $2.8 million, as of December 31, 2007 has been provided against a portion of the state credit carryforward and the Company's net operating loss carryforwards in Germany, the U.K. and France. There can be no assurance that the Company will generate sufficient taxable earnings in future years to fully realize the tax benefits associated with foreign net operating loss carryforwards in Germany, France and the U.K.
     The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the other deferred tax assets.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $2.0 million, at December 31, 2007. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. tax liability. Foreign currency translation adjustments are not adjusted for income taxes, as they relate to indefinite investments in non-U.S. subsidiaries.

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

     The aggregate amount of unrecognized tax benefits included in liabilities was as follows (in thousands):

          Balance at January 1, 2007                          $1,725
            Impact of tax positions taken during 2007             35
            Gross decrease related to tax positions
              taken prior to 2007                               (81)
            Gross increase related to tax positions
              taken prior to 2007                                111
            Decrease from settlements with taxing authorities 0 Reduction as a result of a lapse of the
              applicable statute of limitations                (259)
                                                              ......
          Balance at December 31, 2007                        $1,531
                                                              ......
                                                              ......

     The decrease in the liability for tax positions taken prior to 2007 was for the reversal of a liability for previously unrecognized tax positions when a tax return was subsequently filed excluding the uncertain tax position.

     All unrecognized tax benefits, if recognized, would affect the effective tax rate. The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2007 and 2006, accrued interest on uncertain tax positions was approximately $205 thousand and $180 thousand, respectively.

     Interest expense recognized in the statement of income related to liabilities for unrecognized tax benefits for the year ended December 31, 2007 was $71 thousand.

     Interest expense related to income tax liabilities recognized in accordance with the provisions of FIN 48 is included in income tax expense, consistent with the Company's historical policy.

     With a few exceptions, the Company is no longer subject to federal, state or local income tax audits by taxing authorities for years before 2004. The most significant jurisdictions in which the Company is required to file income tax returns include the states of California, Massachusetts and New York. As of December 31, 2007, the Company is being audited by the Internal Revenue Service for the tax years ended December 31, 2005 and 2006. Although the Company believes the probable outcome of these audits will not materially affect the Company's consolidated financial statements, the ultimate resolution of the audits is uncertain and, therefore, the Company cannot estimate the impact, if any, on its unrecognized tax benefits.

(7)  Accrued Expenses and Other Current Liabilities
     ..............................................

     Accrued expenses and other current liabilities consist of the following (In thousands):

                                                         December 31,
                                                      .................

                                                        2007     2006
                                                      ........ ........
          Salaries, wages, commissions
            and bonuses                               $  2,592 $  3,396
          Accrued vacation/holiday/sick pay                965      949
          Deferred revenue                                 230      214
          Customer deposits                                750      541
          Accrued warranty costs                           846      754
          Professional fees payable                        365      183
          Other                                          1,368      865
                                                      ........ ........
                                                      $  7,116 $  6,902
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

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The exercise price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminates on April 8, 2008, may be exercisable for a period up to ten years. Through December 31, 2007, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant. As of December 31, 2007, options for the purchase of 20,692 shares were available for future grant under the 1998 Plan.

     In 2004, the Company adopted a stock option plan (the "2004 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 2004 Plan, which terminates on February 23, 2014, may be exercisable for a period up to ten years. Through December 31, 2007, all options granted to employees under the 2004 Plan have exercise prices equal to the market value of the stock on the date of grant, vest immediately, and expire ten years from the date of grant. Although there were 445,000 shares of common stock available for issuance under the 2004 Plan, when the 2006 option plan discussed below was approved, the Company agreed to discontinue granting options under the 2004 Plan.

     In 2006, the Company's shareholders approved a stock option / stock issuance plan (the "2006 Plan"), which provides for an aggregate of up to 750,000 shares of common stock, which may be directly issued to eligible participants, granted as incentive stock options to employees of the Company or granted as non-statutory stock options to employees, including officers and directors of the Company, as well as to certain advisors and consultants. Shares of common stock issued under the 2006 Plan may, in the discretion of the Company's Compensation Committee ("the Committee"), be fully and immediately vested upon issuance or may vest in one or more installments over the participant's period of service and / or upon attainment of specified performance objectives. The exercise price for the common stock underlying the options is determined by the Committee, but in no event shall it be less than 100% of the fair market value of the Company's common stock on the date the option is granted (110% in the case of incentive stock options granted to optionees who own more than 10% of the voting power of all classes of stock of the Company). No option granted under the 2006 Plan may be exercised after the expiration of the option, which may not, in any case, exceed ten years from the date of grant (five years in the case of incentive options granted to persons who own more than 10% of the voting power of all classes of the stock of the Company). Options granted under the 2006 Plan are exercisable on such basis as determined by the Committee, and become fully exercisable upon the sale or merger of the Company, as defined in the 2006 Plan. As of December 31, 2007, no options were granted and 124,847 restricted common shares were awarded under the 2006 Plan.
     A summary of activity related to the Company's stock option / stock issuance plans is as follows:





                                                                   Stock           Weighted
                                   Number of                      Options'          Average         Aggregate
                                  restricted      Number of       Weighted         Remaining        Intrinsic
                                  shares (in    stock options      Average         Contractual         Value
                                  thousands)   (in thousands)   Exercise Price   Term (in years)   (in thousands)
                                  ..........   ..............   ..............   ...............   ..............

Outstanding at December 31, 2004           0           1,002          $ 19.37
Granted                                    0             449          $ 22.60
Exercised                                  0             (2)          $ 15.89
Cancelled                                  0             (8)          $ 19.79
                                  ..........   ..............
Outstanding at December 31, 2005           0           1,441          $ 20.38
Granted                                    0               0          $     0
Exercised                                  0           (142)          $ 10.05
Cancelled                                  0               0          $     0
                                  ..........   ..............
Outstanding at December 31, 2006           0           1,299          $ 21.51
Granted                                  125               0          $     0
Restricted stock vested/
  Options exercised                     (83)           (129)          $ 13.03
Cancelled                                  0            (31)          $ 32.47
                                  ..........   ..............
Outstanding at December 31, 2007          42           1,139          $ 22.18            5.26           $ 6,421
                                  ..........   ..............
                                  ..........   ..............
Shares / Options expected to vest
  at December 31, 2007                    42               2          $ 29.70            6.23           $     0
Exercisable at December 31, 2007           0           1,137          $ 22.16            5.26           $ 6,421






     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was $1.4 million, $2.3 million and $20 thousand, respectively. The grant date fair value of all 125 thousand restricted shares granted was $26.00 per share and the aggregate intrinsic value of outstanding restricted shares at December 31, 2007 is $1.1 million.

     As of December 31, 2007, there was $15 thousand of unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.2 years and $477 thousand of unrecognized stock-based compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of approximately 1.5 years.

     When an option is exercised, the Company issues new shares of common stock.

     In 2007 and 2006, 15 thousand and 29 thousand shares of common stock, respectively, were used by employees to exercise options. Such shares, which had a market value of $420 thousand and $770 thousand, respectively, were retired. No shares were used by employees to exercise options in 2005.

     At December 31, 2007, 2006 and 2005, a total of 1,137 thousand,
        1,289 thousand and 1,410 thousand options were exercisable at weighted average exercise prices of $22.16, $21.51 and $20.37, respectively, and at December 31, 2007 options for the purchase of an aggregate of 646 thousand common shares were available for future grants under the 1998 Plan and 2006 Plan.





     The options outstanding as of December 31, 2007 are summarized as follows:

                              Number of      Weighted
                               options        average        Options
          Exercise           outstanding    contractual    Exercisable
           price           (In thousands) remaining life (In thousands)
          .......          .............. .............. ..............

          $  6.50                2          0.80 years          2
          $  7.00                1          0.48 years          1
          $ 13.06               21          1.47 years         21
          $ 15.15              262          4.13 years        262
          $ 16.66               29          4.78 years         29
          $ 19.71               13          3.30 years         13
          $ 22.16               58          5.38 years         58
          $ 22.59              398          7.11 years        398
          $ 23.03                5          7.79 years          5
          $ 23.04                4          7.98 years          4
          $ 24.63              161          2.22 years        161
          $ 26.51               40          7.00 years         40
          $ 27.41               20          6.79 years         20
          $ 29.00               20          2.42 years         20
          $ 29.70                5          6.23 years          3
          $ 34.68              100          6.33 years        100
                           ..............                ..............

                             1,139          5.26 years        1,137
                           ..............                ..............
                           ..............                ..............

     Shares Reserved for Issuance
     ............................

     At December 31, 2007, the Company had reserved 1,826,167 authorized and unissued common shares for the following purposes (In
        thousands):
                                                     Shares
                                                     ......
          1990 Stock option plan                        40
          1998 Stock option plan                       627
          2004 Stock option plan                       492
          2006 Stock option /issuance plan             667

(9)  Deferred Compensation
     .....................

     The Company has a deferred compensation plan whereby certain compensation earned by a participant can be deferred and, if funded, the related assets are placed in an employee benefit trust, also known as a "rabbi trust." Under the deferred compensation plan, the participant may choose from several investment designations. At December 31, 2007, the Company has $1.5 million of accrued deferred compensation, which was funded and the related assets are included in non-current assets in the accompanying consolidated balance sheet. The assets in the rabbi trust at December 31, 2007 are marketable securities that are classified as trading securities and recorded at their fair value with unrealized gains and losses reported in net income.

(10) Income Per Share
     ................

     The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations (In thousands, except per share amounts):

                                                     2007
                                      ..................................
                                      Net Income    Shares    Per-Share
                                     (Numerator) (Denominator)  Amount
                                      .......... ............. .........
     Basic Income Per Share              $17,732        11,864     $1.49
     Effect of Dilutive Securities:
        Stock Options and
        Restricted Stock                                   267
                                                 .............
     Diluted Income Per Share            $17,732        12,131     $1.46
                                      .......... ............. .........
                                      .......... ............. .........

                                                     2006
                                      ..................................
                                      Net Income    Shares    Per-Share
                                     (Numerator) (Denominator)  Amount
                                      .......... ............. .........
     Basic Income Per Share              $14,019        12,071     $1.16
     Effect of Dilutive Securities:
        Stock Options and
        Restricted Stock                                   417
                                                 .............
     Diluted Income Per Share            $14,019        12,488     $1.12
                                      .......... ............. .........
                                      .......... ............. .........

                                                     2005
                                      ..................................
                                      Net Income    Shares    Per-Share
                                     (Numerator) (Denominator)  Amount
                                      .......... ............. .........
     Basic Income Per Share              $15,208        12,054     $1.26
     Effect of Dilutive Securities:
        Stock Options and
        Restricted Stock                                   192
                                                 .............
     Diluted Income Per Share            $15,208        12,246     $1.24
                                      .......... ............. .........
                                      .......... ............. .........

     There were 145 thousand, 175 thousand, and 378 thousand unexercised stock options outstanding as of December 31, 2007, 2006 and 2005, respectively, not included as part of the diluted income per share calculations for 2007, 2006 and 2005, respectively, because their effect would have been antidilutive for the periods presented.

(11) Treasury Stock
     ..............

     Effective November 1, 2006, the Company's Board of Directors authorized a stock buy-back program for the repurchase of up to 2,000,000 shares of its common stock. Purchases have occurred and will continue to occur from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. This program replaced the program that the Board of Directors had authorized in January 1998. During the years ended December 31, 2007 and 2006, the Company repurchased 969,368 and 79,500 shares of common stock for $25.4 million and $2.0 million, respectively. As of December 31, 2007, the Company repurchased 1,048,868 shares of common stock under the program as treasury stock and all of its treasury stock had been retired.

(12) Employee Benefit Plan
     .....................

     The Company has a voluntary defined contribution plan, which complies with Section 401(k) of the Internal Revenue Code, as amended. The plan permits employees to make a voluntary contribution of pretax dollars, with a matching contribution by the Company equal to 50% of an employee's basic contribution to the plan up to a maximum of 3% of salaries. Company contributions to the plan were approximately $536 thousand, $558 thousand and $546 thousand in 2007, 2006 and 2005, respectively.


(13) Commitments and Contingencies
     .............................

     Operating Leases

     The Company and its subsidiaries lease certain buildings, vehicles and equipment under non-cancelable operating leases. At
        December 31, 2007, the future minimum lease payments under non-cancelable operating leases are as follows (In thousands):

                            2008       $   1,967
                            2009           1,204
                            2010           1,008
                            2011             764
                            2012             669
                            Thereafter     2,443
                                       .........
                                       $   8,055
                                       .........
                                       .........

     Rent expense, which is recorded on a straight line basis over the lease term, was $1.7 million for the year ended December 31, 2007 and $1.4 million for each of the years ended December 31, 2006 and 2005.

     Employment Agreements
     .....................

     Excel has entered into employment agreements with certain key executives that provide for severance upon termination without cause, as of December 31, 2007, aggregating approximately $5.6 million. In addition, certain employment agreements include a change of control clause that call for payments equal to the product of (a) 2.99 and (b) the employee's annualized includable compensation as defined under Internal Revenue Code Section
        280 (G).




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

                                            As of or the year ended
                                                   December 31,
                                            2007       2006       2005
                                         .........  .........  .........

          Net sales and services to
            unaffiliated customers:
              United States operations   $ 120,193  $ 116,984  $  98,997
              European operations           32,296     28,908     28,867
              Asian operations               7,534      8,604      9,853
                                         .........  .........  .........
                                         $ 160,023   $154,496  $ 137,717
                                         .........  .........  .........
                                         .........  .........  .........
          Operating income (loss):
              United States operations   $  20,826  $  17,704  $  19,014
              European operations              204      (356)      (112)
              Asian operations                 287        158        636
                                         .........  .........  .........
                                         $  21,317  $  17,506  $  19,538
                                         .........  .........  .........
                                         .........  .........  .........
          Identifiable assets:
              United States operations   $ 149,935  $ 154,439  $ 137,694
              European operations           24,131     21,863     20,413
              Asian operations               6,466      5,677      5,931
                                         .........  .........  .........
                                         $ 180,532  $ 181,979  $ 164,038
                                         .........  .........  .........
                                         .........  .........  .........

     Identifiable assets are those tangible and intangible assets used in operations in each geographic area.

     During the years ended December 31, 2007, 2006 and 2005, the
        Company had foreign and export sales of approximately $100.9 million, $96.8 million and $83.9 million, representing 63%, 63% and 61%, respectively, of total net sales and services.

     Of the net sales and services to non-U.S. customers above, net sales and services to customers in Germany accounted for approximately $24.6 million, $20.1 million and $19.8 million of total consolidated net sales and services for 2007, 2006, and 2005, respectively, and net sales and services to customers in Japan accounted for approximately $16.6 million, $17.0 million and $15.3 million of total consolidated net sales and services for 2007, 2006 and 2005, respectively. No other individual foreign country accounted for more than 10% of total consolidated net sales and services in 2007, 2006 or 2005.

     No single customer accounted for more than 10% of the Company's net sales and services in 2007, 2006 and 2005. One accounts receivable from a customer was 6.6% of the Company's total accounts receivable at December 31, 2007 and no account receivable from a customer exceeded 5% of the Company's total accounts receivable at December 31, 2006.

(15) Related Party Transactions
     ..........................

     During 2006 and 2005, one former director of the Company provided services to the Company as legal counsel, and the Company paid $219 thousand and $51 thousand, respectively for legal services rendered by the director's law firm. As of December 31, 2007, $5 thousand was due to the former director's law firm.

Schedule II
............
                 EXCEL TECHNOLOGY, INC. AND SUBSIDIARIES
                    Valuation and Qualifying Accounts
               Years ended December 31, 2007, 2006 and 2005

    Column A      Column B       Column C         Column D     Column E
    ........      ........       ........         ........     ........
                               (Recoveries)
                 Balance at  Additions charged  (Deductions)  Balance at
                 beginning     to cost and       additions -    end of
  Description    of period       expenses          describe     period
................  .........   .................   ...........  ..........
Allowance for doubtful
  accounts (In thousands):
  Year ended December 31,:

     2007         $  784        $  147           $  (98) (1)    $  833

     2006         $  810        $ (16)           $  (10) (1)    $  784

     2005         $  796        $  252           $ (238) (1)    $  810

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


Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of such management, including the CEO and CFO, an evaluation of the effectiveness of the Company's internal control over financial reporting was conducted based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
.........

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2007.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
         AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's year ended December 31, 2007.

PART IV
........

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)     The following documents are filed as part of this report:

 1.     Consolidated Financial Statements (included in Part II, Item 8):

        Report of Independent Registered Public Accounting Firm

        Consolidated Balance Sheets as of December 31, 2007 and 2006

        Consolidated Statements of Income for the years ended
        December 31, 2007, 2006 and 2005.

        Consolidated Statements of Stockholders' Equity and
        Comprehensive Income for the years ended December 31, 2007,
        2006 and 2005.

        Consolidated Statements of Cash Flows for the years ended
        December 31, 2007, 2006 and 2005.

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

                        EXCEL TECHNOLOGY, INC.

                        By:  /s/ Antoine Dominic
                             ........................................
                             Antoine Dominic, Chief Executive Officer

                        By:  /s/ Alice H. Varisano
                             ...........................................
                             Alice H. Varisano, Chief Financial Officer


Date:  February 13, 2008

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES
INDICATED.

   Signature      Title   Date

/s/ J. Donald Hill     Chairman of the Board           February 13, 2008
......................  and Director
J. Donald Hill

/s/ Antoine Dominic    Director, Chief Executive       February 13, 2008
......................  Officer, President, and
Antoine Dominic        Chief Operating Officer
                       (Principal Executive Officer)

/s/ Alice H. Varisano  Chief Financial Officer         February 13, 2008
......................  (Principal Financial Officer)
Alice H. Varisano


/s/ Steven Georgiev    Director                        February 13, 2008
......................
Steven Georgiev


/s/ Donald Weeden      Director                        February 13, 2008
......................
Donald Weeden


/s/ Ira J. Lamel       Director                        February 13, 2008
......................
Ira J. Lamel


                           INDEX TO EXHIBITS

   Exhibit
   Number                       Document
   .......                      ........

     3.1     Restated Certificate of Incorporation dated
             November 13, 1990, as amended. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-39375.

     3.2 By-Laws, as amended. Incorporated by reference to the Company's Registration Statement on Form S-4,
             File No. 33-47440. Further amendments are incorporated by reference to the Company's report on Form 8-K, dated
             October 29, 2007, File No. 000-19306.

     4       Specimen Certificate for Company's Common Stock.
             Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-39375.

     10.1 1990 Stock Option Plan, as amended. Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-52612. ^

     10.2 Employment Agreement, dated as of October 10, 2000, between the Company and J. Donald Hill (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on
             Form 10-K for the year ended December 31, 2000), as amended by letter agreement, dated October 3, 2002 (Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002), as further amended by letter agreements, dated March 11, 2005, March 21, 2005 and May 5, 2005 (Incorporated by reference to the Company's Current Reports on Form 8-K filed on March 14, 2005, March 21, 2005 and May 6, 2005, respectively).^

     10.3 Employment Agreement, dated as of October 9, 2006, between the Company and Antoine Dominic. Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006. ^

     10.4 1998 Stock Option Plan. Incorporated by reference as Exhibit A to the Company's Definitive Proxy Statement, dated April 27, 1998 for the Annual Meeting of Stockholders held on June 24, 1998.^

     10.5 2004 Stock Option Plan. Incorporated by reference to the Company's Registration Statement on Form S-8,
             File No. 333-117513.^

     10.6 Employment Agreement, dated as of February 15, 2007 between the Company and Alice Varisano. Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006. ^

     10.7 2006 Stock Option / Stock Issuance Plan. Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-140063. ^

     10.8 Form of Stock Issuance Agreement under the Company's 2006 Stock Option / Stock Issuance Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006. ^

     10.9 Form of Stock Purchase Agreement For Shares Not Fully Vested under the Company's 2006 Stock Option / Stock Issuance Plan. Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006. ^

     10.10 Form of Stock Option Agreement under the Company's 2006 Stock Option / Stock Issuance Plan. Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006. ^

     14 Code of Ethics. Incorporated by reference to the Company's Form 10-K, dated March 15, 2004.

     21      List of subsidiaries.*

     23.1    Consent of KPMG LLP.*

     31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

     31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

     32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

     32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*
`
  *  filed herewith
  ^  compensatory plan or arrangement

EXHIBIT 21

LIST OF SUBSIDIARIES

Name of Subsidiary:                                     Incorporated in:
....................                                     ................
Cambridge Technology, Inc.                                Massachusetts
Continuum Electro-Optics, Inc. (d/b/a "Continuum")        Delaware
Control Laser Corporation (d/b/a "Baublys-Control Laser") Florida
D Green (Electronics) Limited                             United Kingdom
Quantronix Corporation                                    Delaware
Photo Research, Inc.                                      Delaware
Synrad, Inc.                                              Washington
The Optical Corporation                                   California
Excel Technology Asia Sdn. Bhd.                           Malaysia
Excel Technology Europe GmbH                              Germany
Baublys GmbH (1)                                          Germany
Excel Technology France S.A.S. (1)                        France
Excel Technology Japan Holding Co., Ltd.                  Japan
Excel Technology Japan K.K. (2)                           Japan
Excel Laser Technology Private Limited (3)                India
Excel Technology Lanka (Private) Limited                  Sri Lanka
Excel Technology Italy Srl. (1)                           Italy

  (1)  A wholly-owned subsidiary of Excel Technology Europe GmbH
  (2)  A wholly-owned subsidiary of Excel Technology Japan
       Holding Co., Ltd.
  (3) A joint venture in which Excel Technology, Inc. has a 50% equity ownership interest


EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Excel Technology, Inc.:

We consent to the incorporation by reference in the registration statements (No. 33-71122, 333-59340, 333-117513 and 333-140063) on Form
S-8 of Excel Technology, Inc. of our report dated February 13, 2008 with respect to the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and the related financial statement schedule and the effectiveness of internal control over financial reporting as of December 31, 2007, which report appears in the December 31, 2007 Annual Report on Form 10-K of Excel Technology, Inc. Our report refers to the adoption of FASB Interpretation No. 48, "Accounting For Uncertainty in Income Taxes - an Interpretation of SFAS No. 109", effective January 1, 2007, and Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," effective January 1, 2006.

/s/  KPMG LLP


Melville, New York
February 13, 2008


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

Date:  February 13, 2008

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


Date:  February 13, 2008

EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT


     I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2007 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February 13, 2008

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



EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT


     I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2007 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February 13, 2008

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