Form 10-K/A
period 2007-12-31
EXCEL TECHNOLOGY INC
filed 2008-04-30
CIK 873603

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

     The number of shares of the Registrant's common stock outstanding as of April 28, 2008 was: 10,859,886.

Explanatory Note

     This Amendment No. 1 on Form 10-K/A (Amendment No. 1) is being filed by Excel Technology, Inc. to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission ("SEC") on February 14, 2008, (the "Initial Report"), to include the information originally intended to be incorporated by reference from our Definitive Proxy Statement for our next annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended, that we would file with the SEC no later than 120 days after our fiscal year end. Since we will not be filing our Definitive Proxy Statement by the end of 120 days after our fiscal year end as originally intended, we are hereby filing this Amendment No. 1, in part, to provide the information we originally intended to incorporate by reference. Such information is the information required by Part III for our Annual Report on Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below, and Part IV is amended to add the exhibits set forth in the exhibit list to be filed herewith. The Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the name, age and position of each director and executive officer of Excel Technology, Inc., as of April 30, 2008.

          Name               Age                   Position
     ....................    ...      ...................................
     J. Donald Hill          76       Chairman of the Board of Directors
     Antoine Dominic         47       Chief Executive Officer, President,
                                      Chief Operating Officer & Director
     Steven Georgiev (1)     74       Director
     Ira J. Lamel (1)        61       Director
     Donald E. Weeden (1)    78       Director
     Alice Varisano          54       Chief Financial Officer

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

Audit Committee and Audit Committee Financial Expert.
......................................................

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

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Common Stock (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC, and to furnish a copy of such reports to the Company. Based solely on review of the copies of such forms furnished to the Company, the Company believes that during the year ended December 31, 2007, the Reporting Persons complied with all applicable Section 16(a) filing requirements.

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

     The individuals who served as the Company's Chief Executive Officer and Chief Financial Officer during fiscal 2007 are referred to as the "named executive officers".

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

     The salaries the Company paid to the CEO and CFO during fiscal 2007 are shown in the Summary Compensation Table on page 8.

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

     The bonuses the Company paid to the CEO and CFO during fiscal 2007 are shown in the Summary Compensation Table on page 8.

Cash Bonus

     As part of Excel's compensation program in order to maintain an appropriate incentive program, the Company's named executive officers are eligible for cash bonuses. The CEO's bonuses are covered under the Company's Incentive Compensation Plan for Key Executives (the "Bonus Plan"). The CFO's bonus reflects the belief that a significant portion of the compensation should be in the form of variable compensation linked to performance. The CFO's cash bonus is determined by the CEO and is discussed with the Compensation Committee.

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

Compensation Committee Report

     The Compensation Committee has reviewed and discussed with management the Company's Compensation Discussion and Analysis required by
Item 402(b) of Regulation S-K promulgated by the SEC. Based on such review and discussions, the Committee recommended to the Board, and the Board approved, the inclusion of the Compensation Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the SEC.

April 30, 2008
                                                Compensation Committee

                                                Steven Georgiev
                                                Donald Weeden
                                                Ira Lamel


       COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Management compensation for 2007 was determined by members of the Company's compensation committee, none of whom are employees of the Company. None of the members of the Company's compensation committee was at any time during 2007 or at any other time an officer or employee of the Company, and none of them had any relationship with the Company requiring disclosure under SEC rules.

                       Summary Compensation Table

     The following summary compensation table (the "Summary Compensation Table") identifies the cash and non-cash compensation awarded to or earned by the Named Executives in 2006 and 2007.




Name and Principal                                   Non-Equity         Stock        All Other        Total
    Position       Year    Salary        Bonus     Incentive Plan       Award      Compensation    Compensation
................... ....   ........  .............  ...............  .............   ............   .............


Antoine Dominic    2007   $675,000  $110,000<F1>   $1,960,000<F2>   $2,600,000<F3>  $   93,750<F4>   $5,438,750
                   2006   $625,000  $280,000<F1>   $3,147,594<F2>                   $1,620,890<F5>   $5,673,484
Alice Varisano     2007   $325,000  $175,000                        $   25,000<F3>                   $  525,000
                   2006   $275,000  $141,000                                        $   48,067<F6>   $  464,067

<F1> The Company paid a retention bonus to Mr. Dominic of $110,000 in 2007 and $280,000 in 2006.
<F2> Represents cash awards earned under the "Excel Technology Bonus Plan", the provisions of which are described on page 6.
<F3> In accordance with SFAS 123R the amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, of awards pursuant to the 2006 Stock Option/Stock Issuance Plan.
<F4> Amount represents deferred compensation.  The deferred compensation has been funded in a Rabbi Trust and is subject to the general creditors of the Company.
<F5> Amount includes deferred compensation of $1,375,000.  The deferred compensation amount was determined based upon $125,000 per year of service.  The deferred compensation has been funded in a Rabbi Trust and is subject to the general creditors of the
       Company. Also included is an amount related to accrued vacation and personal time paid during 2006.
<F6> Amount relates to accrued vacation and person time paid during 2006.

                        Grants of Plan-Based Awards
     The following table shows awards made to the Named Executives in the year 2007.

                                                                 Estimated Future
                                                                   Payouts Under
                        Estimated Potential Payouts Under        Equity Incentive        All Other         Grant Date
                        Non-Equity Incentive Plan Awards            Plan Awards        Stock Awards:       Fair Value
                      ....................................       ..................      Number of          of Stock
                                                                                         Shares of         and Option
                      Grant     Threshold  Target  Maximum       Threshold  Target     Stock or Units        Awards
Name                  Date          $        $        $              #        #             (#)                ($)
.................      ........  .........  ......  .......       .........  ......     ...............     ...........

Antoine Dominic       01/18/07                                                           100,000 <F1>       2,600,000

Alice Varisano        01/18/07                                                             3,846 <F2>         100,000


<F1>  On January 18, 2007 a total of 100,000 shares of restricted stock were granted to the Chief Executive Officer.  These shares were to vest if certain performance goals are met.  The stock vested as follows: Of the first 50,000 shares issued 16,667 shares on
3/30/07; the remaining 33,333 shares monthly over the next 6 months and 16,667 on 7/13/07; 16,667 shares on 10/11/07. The remaining
16,666 shares vested on January 25, 2008 once the performance criteria was determined by the Compensation Committee to have been met.

<F2>  On January 18, 2007 a total of 3,846 shares of restricted stock were granted to the Chief Financial Officer.  These shares will vest ratably over four years on the anniversary date of the grant.



                         Employment Agreements

     In October 2006, the Company entered into a two-year employment agreement with Antoine Dominic, which automatically renews for additional one-year periods unless employment is terminated as provided in the agreement. Pursuant to such agreement, Mr. Dominic's base salary is subject to annual review and was increased to $675,000 effective as of January 1, 2007. Mr. Dominic is eligible to receive bonus compensation in accordance with the Company's Annual Incentive Compensation Plan for Key Executives (the "Key Executive Bonus Plan"). The agreement provides that in the event the Company terminates Mr. Dominic's employment without cause or the employee terminates for Good Reason, he is entitled to a lump sum payment equal to (i) two times the Employee's Base Salary plus
(ii) an amount equal to the sum of the bonuses paid or payable by the Company for each of the performance periods ending with the two calendar years immediately preceding the calendar year of termination of the Employee's employment. In the event of a Change of Control the employee shall be entitled to a payment equal to the product of (A) 2.99 and (B) the Employee's "annualized includible compensation", plus a gross-up of any excise tax payable by him with respect to any portion of such payment constituting an excess parachute payment under Section 280G of the Internal Revenue Code. The employee is entitled to a deferred compensation benefit based upon the employee's years of service.

     In February 2007, the Company entered into a four-year employment agreement with Alice Varisano. The agreement provides for a base salary of $325,000, a non-accountable expense allowance of $25,000, and a yearly bonus as determined by the CEO and approved by the Board which bonus shall not be less than$100,000. The Agreement also provides that (a) in the event the Company terminates Ms. Varisano's employment without cause or if she resigns for Good Reason (as defined in the employment agreement), she is entitled to receive a severance payment equal to one year of compensation (including base salary, expense allowance and prior year bonus),and (b) if her employment is terminated due to a Change in Control (as defined in the employment agreement), she is entitled to receive (i) a payment equal to the product of (A) 2.99 and (B) the Employee's "annualized includible compensation", plus a gross-up of any excise tax payable by her with respect to any portion of such payment constituting an excess parachute payment under Section 280G of the Internal Revenue Code.




              Outstanding Equity Awards at December 31, 2007

      The following table provides information related to outstanding equity awards for each of the named executive officers as of December 31, 2007.



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
      Name      Exercisable      Date   Unexercisable  Options(#)  Price($)   Date    Vested(#) Vested($)  Vested(#)   Vested ($)
................ ...........  .......... .............  ..........  ........ ........  ......... ......... ...........  ...........
                                                                                                                       <C

Antoine Dominic     77,750    3/21/2000        0           0         $24.63  03/21/10      0          0          0            0
                    10,000    5/30/2000        0           0         $29.00  05/30/10      0          0          0            0
                    10,000    4/16/2001        0           0         $19.71  04/16/11      0          0          0            0
                   162,042    2/15/2002        0           0         $15.15  02/15/12      0          0          0            0
                    10,000    2/15/2002        0           0         $15.15  02/15/12      0          0          0            0
                    20,000    4/16/2004        0           0         $34.68  04/26/14      0          0          0            0
                   200,000    2/07/2005        0           0         $22.59  02/07/15      0          0     16,666      451,649

Alice Varisano      40,000   12/27/2004        0           0         $26.51  12/27/14  3,846    104,227          0            0



                     Option Exercises and Stock Vested

     The following table summarizes the number of shares acquired and the dollar amount realized by the executive officers named in the Summary Compensation Table during 2007 on the exercise of stock options and the vesting of shares of stock.

                        Option Awards                 Stock Awards
                 ........................  ..............................
                  Number of                   Number of
                    Shares       Value         Shares           Value
                   Acquired    Realized       Acquired        Realized
                 on Exercise  on Exercise  on Vesting (1)    on Vesting
Name                (#)           ($)          (#)               ($)
................  ...........  ...........  ..............  ..............
Antoine Dominic                                83,333      $2,240,520 (2)
Alice Varisano                                      0               0

(1) On January 18, 2007, shares of restricted stock were awarded to the CEO, a named executive officer. The first 50,000 shares vested 16,666 on March 30, 2007 with the remaining 33,333 shares monthly over the next six months, the next 16,667 shares vested on July 13, 2007 and the next 16,667 shares vested on October 11, 2007 and the final 16,666 shares vested on January 25, 2008, based upon the achievement of certain performance goals set by the Compensation Committee within 25% of the performance period. The actual shares delivered were 47,252 the remaining 36,082 shares were used to cover the minimum tax liability.

(2) The "Value Realized" represents the closing market value on the vesting dates of listed above without considering any taxes that may be owed.

                   Non-Qualified Deferred Compensation

     The following table provides information related to deferral of compensation on a nonqualified basis during 2007.






                      Executive        Registrant    Aggregate     Aggregate      Aggregate
Name                Contributions    Contributions    Earnings    Withdrawals      Balance
................     .............    .............    ........    ...........   ............
Antoine Dominic      $93,750              0    $66,740            0   $1,535,490





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

Potential Payments upon Termination and/or Change of Control

                     Payments Made Upon Termination

   Regardless of the manner in which the named executive officer's employment terminates, he or she may be entitled to receive amounts earned during his or her term of employment. Such amounts include:

-  Performance cash bonus earned during the fiscal year;
-  Amounts contributed under the Non Qualified Deferred Compensation Plan
-  Unused vacation pay;

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

     The Company has entered into an employment contract with the Chief Financial Officer. Pursuant to this agreement, if there is a change of control, whether or not the CFO is terminated or leaves the employ of the Company,

     The Chief Financial Officer will receive:
       - a payment equal to the product of 2.99 and her annualized includible compensation as defined under the Internal Revenue Code Section 280G and the regulations thereunder for the period consisting of the most recent five (5) taxable years ending before the Change of Control
       - An amount equal to the gross up of excise tax charged to the named executive officer as a result of the receipt of any change of control payments and all stock options or restricted stock will automatically vest.

     The tables below reflect the amount of compensation payable to each of the named executive officers of the Company in the event of voluntary termination, for cause termination, early retirement, disability, death, termination without cause or with Good Reason, termination without cause or with good reason with a change of control and when there is just a
change of control.   The amounts shown assume that such event was
effective as of December 31, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the named executive. The actual amounts to be paid can only be determined at the time of such named executive's separation from the Company.

Antoine Dominic, CEO

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
   Certain Events               Retirement  Disability   Death        Reason       Of Control  of Control
.....................           ........... ........... ..........  .............  ...........  ..........
Compensation:
  Incentive Compensation<F1>   $525,000    $  525,000   $525,000    $  525,000     $  525,000   $  525,000
  Termination Payment <F2>            0             0          0    $4,241,557     $4,241,557            0
  Stock Options
    (unvested and accelerated)        0             0          0             0              0            0
  Performance Shares
    (unvested and accelerated)        0             0          0             0              0            0
Benefits & Perquisites:
  Health & Welfare<F3>                0    $   21,876          0    $   21,876     $   21,876   $   21,876
  Disability Income <F4>              0    $2,417,064          0             0              0            0
  Life Insurance <F5>                 0             0   $500,000             0              0            0
  Excise Tax & Gross up                                                            $4,527,550            0
  Change of Control                   0             0          0             0     $6,739,214   $6,739,214
  Accrued Vacation             $ 60,562    $   60,562   $ 60,562    $   60,562     $   60,562   $   60,562


<F1>  Represents the 4th quarter bonus.
<F2>  Amount does not include $1,400,000 in bonus paid in lieu of equity compensation not granted during 2006.
<F3>  Reflects the estimated lump-sum present value of future premiums Mr. Dominic would be entitled to receive under the Company's health and welfare benefit for 5 years.
<F4>  Reflects the estimated lump-sum present value of all future payments, which Mr. Dominic would be entitled to received under the Company's disability program.  Mr. Dominic would be entitled to receive such benefits until he reaches age 65.
<F5>  Reflects the cash surrender value payable to Mr. Dominic's beneficiaries upon his death.





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
   Certain Events               Retirement  Disability   Death        Reason       Of Control  of Control
.....................           ........... ........... ..........  .............  ...........  ..........
Compensation:
  Incentive Compensation       $ 45,000     $   45,000  $ 45,000     $ 45,000     $   45,000   $   45,000
  Termination Payment                 0              0         0     $491,000     $  491,000
  Stock Options
    (unvested and accelerated)        0              0         0            0              0            0
  Performance Shares
    (unvested and accelerated)        0              0         0            0     $   73,710   $   73,710
Benefits & Perquisites:
  Disability Income <F1>              0     $1,661,282         0            0              0            0
  Life Insurance <F2>                 0              0  $500,000            0              0            0
  Excise Tax & Gross up               0              0         0            0     $  665,218   $  410,484
  Change of Control                   0              0         0            0     $1,078,048   $1,078,048
  Accrued Vacation             $ 14,680     $   14,680  $ 14,680     $ 14,680     $   14,680   $   14,680

<F1>  Represents 4th quarter bonus.
<F2>  Reflects the estimated lump-sum present value of all future payments, which Ms. Varisano would be entitled to receive under the Company's disability program.  Ms. Varisano would be entitled to receive such benefits until she reaches age 65.
<F3>  Reflects the cash surrender value payable to Ms. Varisano's beneficiaries upon her death.





                         Director Compensation

     The following table shows the cash amounts and the value of other compensation paid to the Chairman of the Board and each Director for their service as a director in 2007:


                      Fees Earned or        Option            Other
     Name            Paid in Cash ($)    Awards(1)($)    Compensation ($)
.................     ................    ............    ................
Donald Weeden            $  40,000             0                 0
Ira Lamel                $  40,000             0                 0
Steven Georgiev          $  40,000             0                 0
J. Donald Hill           $  40,000             0                 0

(1) During 2007 there were no equity awards granted to directors. At the end of fiscal 2007, the aggregate number of options held by the directors listed in the above table were: Donald Weeden (50,000), Ira Lamel (60,000), Steven Georgiev (20,000) and J. Donald Hill (266,667).


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                         SECURITY OWNERSHIP OF
                CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information based upon publicly available filings or information provided to the Company, as of April 30, 2008, with respect to the beneficial ownership of our common stock by (i) each director of the Company, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known by us to own more than five percent of our common stock.


           Name                           Number
(and Address of 5% Holders)             Owned (1)   Percentage of Class**
.....................................  ............. .....................
ClearBridge Advisors, LLC,            1,487,350 (2)         13.7%
  Smith Barney Fund Management LLC &
  ClearBridge Asset Management LLC
  399 Park Avenue
  New York, NY 10022
Royce & Associates, LLC                 971,900 (3)          9.0%
  1414 Avenue of the Americas
  New York, NY 10019

Columbia Wanger Asset Management, L.P.  844,000 (4)          7.8%
  WAM Acquisition GP, Inc. &
  Columbia Acorn Trust
  227 West Monroe Street, Suite 3000
  Chicago, IL  60606

Antoine Dominic                         546,411 (5)          4.8%
Alice Varisano                           40,000 (6)           *
Steven Georgiev                          20,000 (7)           *
Donald E. Weeden                         50,000 (8)           *
J. Donald Hill                          395,100 (9)          3.6%
Ira Lamel                                60,000(10)           *
Executive officers and directors
  as a group (six persons)            1,111,511(11)          9.4%
...................................................................
*Less than 1%.
**Based on the number of shares outstanding on April 30, 2008

(1) Unless otherwise indicated below, all shares are owned beneficially and of record. Shares of common stock to which a person has the right to acquire beneficial ownership within 60 days, and/or which are subject to options currently exercisable or exercisable within 60 days, are deemed outstanding for computing shares beneficially owned. The percentage of outstanding shares held by a person holding such hares or options, includes those shares and/or the shares underlying the options currently exercisable or exercisable within 60 days, but such shares and/or shares underlying such options, are not deemed outstanding for computing the percentage of any other person.
(2) Information with respect to ClearBridge Advisors, LLC ("CBA"), Smith Barney Fund Management LLC ("SBFM") and ClearBridge Asset Management ("CBAM") is based on the Schedule 13G, dated February 8, 2007, filed jointly by those parties. Of the total shares reported, CBA has shared voting and dispositive power with respect to 1,483,050 shares, SBFM has shared voting and dispositive power with respect to 4,300 shares
(3) Information with respect to Royce & Associates ("Royce") is based on the Schedule 13G, dated January 28, 2008. Of the total shares reported, Royce has sole power to vote and sole dispositive power with respect to 971,900 shares.
(4) Information with respect to Columbia Wanger Asset Management, L.P. ("WAM") and WAM Acquisition GP, Inc., the general partner of WAM ("WAM GP") is based on the Schedule 13G, dated January 28, 2008, filed by those parties. Of the total shares reported, WAM and WAM GP have shared voting and dispositive power with respect to 844,000 shares.
(5) Includes 489,792 shares of Common Stock underlying exercisable stock options
(6) Includes 40,000 shares of Common Stock underlying exercisable stock options.
(7) Consists of 20,000 shares of Common Stock underlying exercisable stock options.
(8) Consists of 50,000 shares of Common Stock underlying exercisable stock options.
(9) Includes 266,667 shares of Common Stock underlying exercisable stock options.
(10) Consists of 60,000 shares of Common Stock underlying exercisable stock options.
(11) Includes 926,460 shares of Common Stock underlying exercisable stock options.



Equity Compensation Plans

     The following table summarizes the Company's equity compensation plans as of December 31, 2007:

                       Number of
                     securities to                           Number of
                      to be issued                           securities
                    upon exercise of                         remaining
                      outstanding       Weighted average   available for
                       options        exercise price of   future issuance
Plan category        (In thousands)   outstanding options  (In thousands)
...................  ................  ................... ...............
Equity compensation
 plans approved by
 security holders          1,137             $22.16              760*
Equity compensation
 plans not approved
 by security holders           0                  0                0
                    ................  ................... ...............

Total                      1,137            $ 22.16              760*
* Includes 750,000 shares which are available to be issued as restricted stock pursuant to the Company's 2006 Stock Option / Stock Issuance Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

     The Audit Committee of the Board of Directors has selected the accounting firm of KPMG LLP ("KPMG") to serve as independent auditors of the Company for the year ended December 31, 2007. KPMG has audited the Company's financial statements since the year ended December 31, 2003. The following table sets forth the aggregate fees billed by the Company's independent registered public accounting firm for audit services rendered in connection with the financial statements and reports for 2006 and 2007, and for other services normally rendered by such independent registered public accounting firm during 2006 and 2007 on behalf of the Company and its subsidiaries. The information in the table reflects services provided by KPMG. The Audit Committee approved all engagements of the independent registered public accounting firm in 2007 in advance of any such engagement.





                                                 Year ended December 31,
                                                 .......................
                                                     2007        2006
                                                 ...........  ..........
             Audit Fees, Audit-Related Fees
               and Fees Related to Section 404
               of Sarbanes-Oxley Act              $ 750,000  $  873,000

                                 PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEUDULES

Part IV of our Initial Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No.1. See Exhibit Index below for exhibits filed as part of this Amendment No. 1 to our Initial Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf of the undersigned, thereunto duly authorized.

                       Excel Technology, Inc.

                       By:  /s/ Antoine Dominic
                            ............................................
                            Antoine Dominic, Chief Executive Officer

                       By:  /s/ Alice Varisano
                            .............................................
                            Alice H. Varisano, Chief Financial Officer


Date:  April 30, 2008

                           INDEX TO EXHIBITS


Exhibit Number                            Document
...............  .........................................................
31.1            Certification Pursuant to Section 302 of the Sarbanes-
                Oxley Act of 2002. *
31.2            Certification Pursuant to Section 302 of the Sarbanes-
                Oxley Act of 2002 *
32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 *
32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

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

Date:  April 30, 2008


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


                                         By:  /s/ Alice Varisano
                                              ..........................
                                              Alice Varisano,
                                              Chief Financial Officer

Date:  April 30, 2008


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


Dated:  April 30, 2008

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

Dated:  April 30, 2008

                                              By:  /s/ Alice Varisano
                                              ..........................
                                              Alice Varisano,
                                              Chief Financial Officer

     A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

1