Form 10-Q
period 2008-03-28
EXCEL TECHNOLOGY INC
filed 2008-05-06
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                      .............................

                                FORM 10-Q
                      .............................

     (Mark One)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 28, 2008

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

Non-accelerated filer [   ] (Do not check if a smaller reporting company)

                    Smaller reporting company [   ]


Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

The number of shares outstanding of registrant's common stock, par value $.001 on May 2, 2008 was 10,859,886.

                                CONTENTS

                    PART I.   FINANCIAL INFORMATION

                                                                     Page
Item 1.  Consolidated Financial Statements:
         ..................................
         Consolidated Balance Sheets as of March 28, 2008 (unaudited)
         and December 31, 2007                                         3

         Consolidated Statements of Income (unaudited) for the Three
         Months Ended March 28, 2008 and March 30, 2007                4

         Consolidated Statements of Cash Flows (unaudited) for the
         Three Months Ended March 28, 2008 and March 30, 2007          5

         Notes to Consolidated Financial Statements (unaudited)        6

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
         Condition and Results of Operations                          14
         ...................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   18
         ..........................................................

Item 4.  Controls and Procedures                                      19
         .......................

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            19
         .................

Item 1A. Risk Factors                                                 19
         ............

Item 2.  Issuer Purchases of Equity Securities                        19
         .....................................

Item 3.  Defaults Upon Senior Securities                              20
         ...............................

Item 4.  Submission of Matters to a Vote of Security-Holders          20
         ...................................................

Item 5.  Other Information                                            20
         .................

Item 6.  Exhibits                                                     20
         ........

           Exhibits -  (11) Computation of net income per share       23
                       (31) Certifications Pursuant to Section 302 of
                            the Sarbanes-Oxley Act of 2002            24
                       (32) Certifications Pursuant to Section 906 of
                            the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                            Section 1350                              26



PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:
           ..................................

                      CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share amounts)

                                            March 28, 2008  Dec. 31, 2007
                                            ..............  .............
                                              (Unaudited)
Assets
.......

Current assets:
  Cash  and cash equivalents                     $  18,207       $  9,981
  Investments                                            0         47,550
  Accounts receivable, less allowance for
    doubtful accounts of $1,117 and $833
    in 2008 and 2007, respectively                  27,874         24,008
  Inventories                                       35,353         33,792
  Deferred income taxes, net                         2,388          2,518
  Other current assets                               1,746          1,544
  Income taxes receivable                              712          2,155
                                                 .........      .........
      Total current assets                          86,280        121,548
                                                 .........      .........

Investments                                         32,420              0
Property, plant and equipment                       24,713         24,679
Other assets                                         2,009          1,925
Goodwill                                            32,783         32,380
                                                 .........      .........

Total Assets                                     $ 178,205      $ 180,532
                                                 .........      .........
                                                 .........      .........

Liabilities and Stockholders' Equity
.....................................
Current liabilities:
  Accounts payable                               $   7,680      $   5,090
  Accrued expenses and other current liabilities     8,243          7,116
  Income taxes payable                               1,107          1,543
                                                 .........      .........

      Total current liabilities                     17,030         13,749
                                                 .........      .........


Deferred income taxes, net                           3,481          3,533
Accrued deferred compensation                        1,549          1,535
Minority interest in subsidiary                        121            128

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                 0              0
  Common stock, par value $.001 per share:
    20,000 shares authorized, 10,854 and 11,280
    shares issued and outstanding in 2008 and 2007,
    respectively                                        11             11
  Additional paid-in capital                        15,895         27,361
  Retained earnings                                133,661        129,334
  Accumulated other comprehensive income             6,457          4,881
                                                 .........      .........
      Total stockholders' equity                   156,024        161,587
                                                 .........      .........

Total Liabilities and Stockholders' Equity       $ 178,205      $ 180,532
                                                 .........      .........
                                                 .........      .........

See Notes to Consolidated Financial Statements.


                   CONSOLIDATED STATEMENTS OF INCOME
      (Unaudited and in thousands, except income per share amounts)

                                                    Three Months Ended
                                                 ........................
                                                 March 28,      March 30,
                                                   2008            2007
                                                 .........      .........
Net sales and services                           $  39,334      $  40,941
Cost of sales and services                          22,236         23,100
                                                 .........      .........
Gross profit                                        17,098         17,841

Operating expenses:
  Selling and marketing                              4,767          4,327
  General and administrative                         3,674          4,174
  Research and development                           3,886          3,826
                                                 .........      .........
    Total operating expenses                        12,327         12,327
                                                 .........      .........
Income from operations                               4,771          5,514

Non-operating income (expense):
  Interest income                                      633            781
  Minority interest                                      7              1
  Foreign currency gains and other, net                256             97
                                                 .........      .........
Income before provision for income taxes             5,667          6,393
Provision for income taxes                           1,340          1,738
                                                 .........      .........

Net income                                       $   4,327      $   4,655
                                                 .........      .........
                                                 .........      .........
  Basic income per common share                      $0.39          $0.38
                                                 .........      .........
                                                 .........      .........
  Basic weighted average common
    shares outstanding                              11,011         12,107
                                                 .........      .........
                                                 .........      .........
  Diluted income per common share                    $0.39          $0.38
                                                 .........      .........
                                                 .........      .........
  Diluted weighted average common and
    common equivalent shares outstanding            11,222         12,409
                                                 .........      .........
                                                 .........      .........

See Notes to Consolidated Financial Statements.



                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and in thousands)
                                                    Three Months Ended
                                                 ........................
                                                 March 28,      March 30,
                                                   2008            2007
                                                 .........      .........
Operating activities:
  Net income                                     $   4,327      $   4,655
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest                                (7)            (1)
      Depreciation and amortization                    626            648
      Stock-based compensation expense                 233            791
      Tax benefit from employee stock option
        exercises                                     (23)           (23)
      Provision for doubtful accounts                  288             54
      Deferred income taxes                             78          (241)
      Changes in operating assets and liabilities:
        Accounts receivable                        (3,295)        (4,622)
        Inventories                                  (816)            255
        Other current assets                         1,293             23
        Other assets                                 (449)             60
        Accounts payable                             2,426            551
        Accrued expenses, other current
          liabilities and income taxes payable         535            663
        Accrued deferred compensation                   14        (1,375)
                                                 .........      .........
            Net cash provided by
              operating activities                   5,230          1,438
                                                 .........      .........
Investing activities:
  Proceeds from investment redemptions,
    net of purchases                                14,951        (3,230)
  Purchases of property, plant and equipment         (590)          (527)
            Net cash provided by (used in)
              investing activities                  14,361        (3,757)
                                                 .........      .........
Financing activities:
  Proceeds from exercise of common stock options        65          1,094
  Repurchases of common stock                     (11,782)              0
  Stock-based compensation excess tax benefit           23             23
                                                 .........      .........
            Net cash (used in) provided by
              financing activities                (11,694)          1,117
                                                 .........      .........

Effect of exchange rate changes on
  cash and cash equivalents                            329             30
Net increase (decrease) in cash
  and cash equivalents                               8,226        (1,172)
Cash and cash equivalents - beginning of period      9,981          9,903
                                                 .........      .........
Cash and cash equivalents - end of period        $  18,207      $   8,731
                                                 .........      .........
                                                 .........      .........
Supplemental cash flow information:
....................................

Cash paid for:
  Interest                                       $       0      $       0
  Income taxes                                   $     184      $   1,358




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

     The consolidated balance sheet as of March 28, 2008, the consolidated statements of income for the three months ended March 28, 2008 and March 30, 2007 and the consolidated statements of cash flows for the three months ended March 28, 2008 and March 30, 2007 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 28, 2008 and for all periods presented.

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

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2007. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended March 28, 2008 are not necessarily indicative of the operating results to be expected for future interim periods or the full year ending December 31, 2008.

     The Company's quarterly closing dates end on the Friday prior and closest to or on the last day of each calendar quarter. The Company's fiscal year always ends on December 31st.

B.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     .......................................

     The Company's stock-based employee compensation plans are described more fully below. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123 (R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized for the three months ended March 28, 2008 and March 30, 2007 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123. The fair value of the options was determined at the date of grant using the Black-Scholes option pricing model and is being amortized to expense over the options' vesting periods. Stock based compensation expense for an award with only service conditions that has a graded vesting schedule is recognized on a straight-line basis over the requisite service period for the entire award, with such amount recognized at any date at least equaling the portion of the grant date fair value of the award that is vested at that date. Stock based compensation expense for an award that includes a performance condition that has a graded vesting schedule is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

     There were 40 thousand shares of restricted stock granted during the three months ended March 28, 2008, none of which had vested as of March 28, 2008. There were 125 thousand shares of restricted stock granted during the three months ended March 30, 2007, 106 thousand of which had vested as of March 28, 2008.

     During the three months ended March 28, 2008, 23 thousand restricted shares from a prior year grant vested and were issued to employees, of which 8 thousand shares were surrendered to the Company to fulfill the employee's minimum statutory tax withholding obligations of $218 thousand for the applicable income. The 8 thousand acquired shares were retired. These net share settlements had no impact on the amount of compensation cost recognized in respect of these awards.

     There were no stock option grants during the three months ended March 28, 2008 and March 30, 2007.

     The following table illustrates the stock based compensation expense recorded in the consolidated statements of income for the three months ended March 28, 2008 and March 30, 2007 and the impact on the Company's income before provision for income taxes, net income and income per share (In thousands, except per share data).

                                           Three months     Three months
                                              ended             ended
                                          March 28, 2008   March 30, 2007
                                          ..............   ..............

     Stock based compensation expense:
       Stock options                          $    4           $   17
     Restricted stock                         $  229           $  774

     Impact on income before
        provision for income taxes            $  233           $  791
     Impact on net income                     $  150           $  580
     Impact on basic income per
       common share                           $ 0.01           $ 0.05
     Impact on diluted income
       per common share                       $ 0.01           $ 0.04


     The actual income tax benefit realized for the tax deductions from stock option exercises for both the three months ended March 28, 2008 and March 30, 2007 was $23 thousand.

     There was an $83 thousand net tax benefit recognized related to the compensation expense for share-based payment arrangements for the three months ended March 28, 2008, resulting in a $83 thousand deferred tax asset at March 28, 2008. There was no tax benefit recognized related to the $4 thousand and $17 thousand of compensation expense for stock options for the quarters ended March 28, 2008 and March 30, 2007, respectively, as all the related options were incentive stock options and the tax benefit associated with disqualified incentive stock options is recognized by the Company only after such incentive stock options are exercised and disqualified.

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

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The exercise price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminated on April 8, 2008, may be exercisable for a period up to ten years. Through March 28, 2008, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant. As of March 28, 2008, options for the purchase of 20,692 shares were available for future grant under the 1998 Plan.

     In 2004, the Company adopted a stock option plan (the "2004 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 2004 Plan, which terminates on February 23, 2014, may be exercisable for a period up to ten years. Through March 28, 2008, all options granted to employees under the 2004 Plan have exercise prices equal to the market value of the stock on the date of grant, vest immediately, and expire ten years from the date of grant. Although there were 445,000 shares of common stock available for issuance under the 2004 Plan, when the 2006 option plan discussed below was approved, the Company agreed to discontinue granting options under the 2004 Plan.

     In 2006, the Company adopted a stock option / stock issuance plan (the "2006 Plan"), which provides for an aggregate of up to 750,000 shares of common stock, which may be directly issued to eligible participants, granted as incentive stock options to employees of the Company or granted as non-statutory stock options to employees, including officers and directors of the Company, as well as to certain advisors and consultants. Shares of common stock issued under the 2006 Plan may, in the discretion of the Company's Compensation Committee ("the Committee"), be fully and immediately vested upon issuance or may vest in one or more installments over the participant's period of service and / or upon attainment of specified performance objectives. Recipients of common stock under the stock issuance program have full stockholder rights with respect to those shares, whether or not their interest in those shares is vested. The exercise price for the common stock underlying the options is determined by the Committee, but in no event shall it be less than 100% of the fair market value of the Company's common stock on the date the option is granted (110% in the case of incentive stock options granted to optionees who own more than 10% of the voting power of all classes of stock of the Company). No option granted under the 2006 Plan may be exercised after the expiration of the option, which may not, in any case, exceed ten years from the date of grant (five years in the case of incentive options granted to persons who own more than 10% of the voting power of all classes of the stock of the Company). Options granted under the 2006 Plan are exercisable on such basis as determined by the Committee, and become fully exercisable upon the sale or merger of the Company, as defined in the 2006 Plan. As of March 28, 2008, no options were granted and 165 thousand restricted common shares were awarded under the 2006 Plan.

     The following table summarizes activity related to the Company's stock option / stock issuance plans during the three months ended
March 28, 2008:

                                           Stock    Weighted     Stock
                                          Options'   Average    Options'
                   Number of   Number     Weighted  Remaining  Aggregate
                  restricted  of stock    Average  Contractual Intrinsic
                  shares (in options (in  Exercise  Term (in    Value(in
                  thousands)  thousands)   Price     years)    thousands)
                  .......... ...........  ........ ........... ..........
Outstanding at
 December 31, 2007    42          1,139    $ 22.18

Granted               40              0    $     0

Options exercised/
 restricted stock
 vested             (23)            (5)    $ 13.06

Cancelled              0              0    $     0
                  .......... ...........
Outstanding at
 March 28, 2008       59          1,134    $ 22.22      5.04    $ 6,056
                  .......... ...........
                  .......... ...........
Shares/Options
 not vested at
 March 28, 2008       59              1    $ 29.70      5.99    $     0

Vested and exercisable
 at March 28, 2008     0          1,133    $ 22.21      5.04    $ 6,056

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 28, 2008. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for the three months ended March 28, 2008 and for the three months ended March 30, 2007 was $65 thousand and $441 thousand, respectively.

     As of March 28, 2008, there was $12 thousand of unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of less than one year and $1.3 million of unrecognized stock-based compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of approximately 2 years.

    When an option is exercised, the Company issues new shares of common stock.

    No shares were used by employees to exercise options in 2008. In 2007, 15 thousand shares of common stock were used by employees to exercise options. Such shares, which had a market value of $420 thousand, were retired.

C.   INVENTORIES
     ...........

     Inventories are recorded at the lower of cost, on a first-in, first
out basis, or market value.   Inventories consist of the following (in
thousands):
                               March 28, 2008  December 31, 2007
                              ..............  .................
     Raw Materials                 $  17,978     $   18,421
     Work-in-Process                   9,649          8,206
     Finished Goods                    5,227          5,064
     Consigned Inventory               2,499          2,101
                                   .........     ..........
                                   $  35,353     $   33,792

D.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized losses on investments amounting in the aggregate to $5.9 million and $5.0 million for the three months ended March 28, 2008 and March 30, 2007, respectively. The differences between net income and comprehensive income for each of these periods were as follows (in thousands):


                               March 28, 2008  March 30, 2007
                               ..............  ..............
     Net Income                      $  4,327        $  4,655
     Foreign Currency
       Translation Adjustment           1,755             317
     Unrealized Losses on
       Investments                      (179)               0
                                     ........         .......
       Total Other
         Comprehensive Income           1,576             317
     Comprehensive Income            $  5,903        $  4,972
                                     ........        ........
                                     ........        ........

     A rollforward of the amounts included in accumulated other comprehensive income, net of taxes is shown below (in thousands):

     Balance at December 31, 2007                    $  4,881
     Foreign Currency Translation Adjustment            1,755
     Unrealized Losses on Investments                   (179)
                                                     ........
     Balance at March 28, 2008                       $  6,457
                                                     ........
                                                     ........

E.   ACCRUED WARRANTY COSTS
     ......................

     Quarterly, the Company analyzes its warranty liability for reasonableness based upon a five-year history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

     Changes in the warranty liability during the three-month period ended March 28, 2008 were as follows (In thousands):

     Balance at December 31, 2007                    $    846
       Provisions for warranties during
         the three-months ended March 28, 2008            155
       Costs of warranty obligations during
         the three-months ended March 28, 2008          (125)
                                                     ........
     Balance at March 28, 2008                       $    876
                                                     ........
                                                     ........

F.   COMMITMENTS AND CONTINGENCIES
     .............................

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





G.   INVESTMENTS
     ...........

     As of March 28, 2008, the Company had $32.7 million of auction rate notes, which are classified as long-term assets. These auction rate notes are student loans backed by the federal government and are privately insured. Current capital market conditions have impacted the Company's ability to liquidate certain auction-rate securities.
Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. In recent months, certain auctions have not had sufficient bidders to allow investors to complete a sale of some auction-rate securities. Due to the uncertainty in the market as to when these auction rate notes will be refinanced or the auctions will resume the Company has classified them as long-term assets and recorded an unrealized loss on these investments of $179 thousand. See Note L for further discussion.

H.   GOODWILL
     ........

     The change in the goodwill balance during the three months ended March 28, 2008 is attributable to changes in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.

I.   TREASURY STOCK
     ..............

     Effective November 1, 2006, the Company's Board of Directors authorized a stock buy-back program for the repurchase of up to 2,000,000 shares of its common stock. Purchases have occurred and will continue to occur from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. During the three months ended March 28, 2008, the Company repurchased 445,788 shares of common stock for $11.6 million. As of March 28, 2008, the Company had repurchased 1,494,656 shares of common stock under the program as treasury stock and all of its treasury stock had been retired.

J.   DEFERRED COMPENSATION
     .....................

     The Company has a deferred compensation plan whereby certain compensation earned by a participant can be deferred and, if funded, the related assets are placed in an employee benefit trust, also known as a "rabbi trust." Under the deferred compensation plan, the participant may choose from several investment designations. At March 28, 2008, the Company had $1.5 million of accrued deferred compensation, which was funded and the related assets are included in non-current assets on the balance sheet.



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

     The aggregate amount of unrecognized tax benefits included in liabilities was as follows (in thousands):

          Balance at December 31, 2007          $ 1,531
            Gross increase related to tax
              positions taken prior to 2008           2
            Decrease from settlements with
              taxing authorities                  (426)
                                                .......
          Balance at March 28, 2008             $ 1,107
                                                .......
                                                .......

     As of March 28, 2008, there were no significant changes to the Company's unrecognized income tax benefit which was recorded as of January 1, 2008, except a reduction of $426 thousand, including the related accrued interest, for a settlement with taxing authorities.

     All unrecognized tax benefits, if recognized, would affect the effective tax rate. The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At March 28, 2008 and December 31, 2007, accrued interest on uncertain tax positions was approximately $166 thousand and $205 thousand, respectively.

     Interest expense recognized in the statement of income related to liabilities for unrecognized tax benefits for the three months ended March 28, 2008 was $2 thousand.

     Interest expense related to income tax liabilities recognized in accordance with the provisions of FIN 48 is included in income tax expense, consistent with the Company's historical policy.

     With a few exceptions, the Company is no longer subject to federal, state or local income tax audits by taxing authorities for years before 2004. The most significant jurisdictions in which the Company is required to file income tax returns include the states of California, Massachusetts and New York. As of March 28, 2008, the Company has completed its Internal Revenue Service audit for the tax years ended December 31, 2005 and 2006, and other state and local audits; the results of which are reflected in the income tax expense for the quarter.

L.   FAIR VALUE MEASUREMENT
     ......................

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

     In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions," and FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157." FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

     Effective January 1, 2008, the Company adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs in which little or no market data exists therefore requiring a Company to develop its our own assumptions to measure assets and liabilities at fair value.
 A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

     As of March 28, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets are auction rate notes and are measured at fair value using quoted market prices of the same or similar assets and are classified within Level 2 of the valuation hierarchy. The fair value of auction rate notes held by the Company on March 28, 2008 has been established at $32.4 million and has been reflected in the Company's consolidated financial statements as non-current investments. The unrealized losses, net of taxes of $179 thousand are included in other comprehensive income.

     The following table provides the assets carried at fair value measured on a recurring basis as of March 28, 2008 (in millions):

                         Fair Value Measurements at March 28, 2008 Using
                        .................................................
                                   Observable
                                  inputs such
                          Total    as quoted   Significant
                        Carrying   prices in     other      Significant
                        Value at    active     observable   unobservable
                        March 28,   markets      inputs       inputs
                         2008      (Level 1)    (Level 2)    (Level 3)
                        .................................................
Auction rate notes       $ 32.7        0         $ 32.4          0


Item 2.   Management's Discussion and Analysis of Financial Condition and
          ...............................................................
            Results of Operations
            .....................

Overview

     The Company designs, manufactures and markets photonics-based solutions consisting of laser systems and electro-optical components primarily for industrial and scientific applications. The Company's current range of products include laser marking and engraving systems, laser micro-machining systems, CO2 lasers, optical scanners, high power solid state CW and Q-switched lasers, ultrafast lasers, high energy solid state pulsed lasers, precision optical components and light and color measurement instruments. The laser and electro-optical industry is subject to intense competition and rapid technological developments. Our strength and success is dependent upon us developing and delivering successful, timely and cost effective solutions to our customers. The Company believes, for it to maintain its performance, it must continue to increase its operational efficiencies, improve and refine its existing products, expand its product offerings and develop new applications for its technology. The Company's strategy has been to grow internally and through acquisitions of complementary businesses. Historically, the Company has successfully integrated acquired companies.


Results of Operations
......................

     Net sales and services for the quarter ended March 28, 2008 decreased $1.6 million or 3.9% to $39.3 million from $40.9 million for the quarter ended March 30, 2007. The decrease for the quarters in comparison is attributable to decreased high power and high energy solid state laser, scanner and optical product sales partially offset by increased marking and engraving system, CO2 laser and light and color instrument sales.

     Gross margins decreased to 43.5% for the three months ended March 28, 2008 from 43.6% for the three months ended March 30, 2007. The marginal decrease is primarily due to the product mix as gross margins vary among the numerous Company product configurations.

     Selling and marketing expenses increased to $4.8 million in the quarter ended March 28, 2008 from $4.3 million in the quarter ended March 30, 2007. The increase of $440 thousand or 10.2% is primarily attributable to an investment in fixed and variable costs associated with increasing our sales force. Selling and marketing expenses as a percentage of sales increased to 12.1% for the quarter ended March 28, 2008 from 10.6% for the quarter ended March 30, 2007. The increase as a percentage of sales is essentially attributable to higher fixed costs being absorbed by lower sales volume.

     General and administrative expenses decreased $500 thousand or 12.0% from $4.2 million in the quarter ended March 30, 2007 to $3.7 million in the quarter ended March 28, 2008. The decrease is primarily attributable to decrease in stock-based compensation expense in 2008 of $558 thousand for the three months ended March 28, 2008.

     Research and development costs increased $60 thousand or 1.6% to $3.9 million from $3.8 million for the quarters ended March 28, 2008 and March 30, 2007, respectively. The increase in research and development costs was primarily attributable to increased investments throughout our product lines.

     Interest income decreased $148 thousand to $633 thousand in the quarter ended March 28, 2008 from $781 thousand in the same period of 2007. The decrease is primarily due to the Company's use of cash to buy back shares, reducing the investing cash balance and the earned interest income.

     Foreign currency gains and other income, net was $256 thousand for the quarter ended March 28, 2008 as compared to $97 thousand for the quarter ended March 30, 2007, which included foreign currency transaction gains of $198 thousand and $21 thousand, respectively, principally at Excel Europe and Japan for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. subsidiaries, as a result of the decline in the value of the U.S. dollar against the Euro and Japanese Yen.

     The provision for income taxes decreased $398 thousand or 22.9% from $1.7 million in the quarter ended March 30, 2007 to $1.3 million for the current quarter ended March 28, 2008. The effective tax rate was 23.7% for the quarter ended March 28, 2008 compared to 28.1% for the year ended December 31, 2007. In 2008, the effective tax rate was lower due to settlements with taxing authorities.

Liquidity and Capital Resources
................................

Cash Flow Overview

     Cash, cash equivalents and investments decreased $6.9 million during the three months ended March 28, 2008 to $50.6 million. The decrease was primarily due to $11.8 million used for the repurchase of common shares and net cash used for capital expenditures of $590 thousand partially offset by the net cash provided by operating activities of $5.2 million and proceeds from the exercise of common stock options of $65 thousand. The Company also experienced a favorable foreign exchange effect on cash of $329 thousand in 2008. As of March 28, 2008 the Company had no bank debt.

     At March 28, 2008, the Company had working capital of $69.3 million, including cash and cash equivalents of $18.2 million, compared to working capital of $107.8 million, including cash and investments of $57.5 million, at December 31, 2007. Working capital decreased by $38.5 million during the three months ended March 28, 2008 primarily because auction rate notes were classified as long-term investments at March 28, 2008 whereas they were classified as short-term investments at December 31, 2007.

     Net cash provided by operating activities was $5.2 million for the three months ended March 28, 2008 and $1.4 million for the three months ended March 30, 2007, which were primarily attributable to net income plus depreciation and amortization expenses, and net changes in working capital items. Depreciation and amortization for the three months ended March 28, 2008 was $626 thousand. Accounts receivable at March 28, 2008 of $27.9 million increased $3.9 million from December 31, 2007 primarily due to the timing of the shipments in the first quarter of 2008 compared to the fourth quarter of 2007. Inventory at March 28, 2008 of $35.4 million increased $1.6 million from December 31, 2007 primarily due to increased projected sales volume for the second quarter of 2008 compared to the first quarter of 2008.

     Net cash provided by investing activities of $14.4 million was attributable to the net redemptions of auction rate notes for $15.0 million offset by purchases of equipment for $590 thousand for the three months ended March 28, 2008. Net cash used in investing activities of $3.8 million was attributable to the purchase of auction rate notes for $3.2 million and equipment for $527 thousand for the three months ended March 30, 2007. The fair value of auction rate notes held by the Company on March 28, 2008 has been established at $32.4 million and has been reflected in the Company's consolidated financial statements as non-current investments. The unrealized losses, net of taxes of $179 thousand are included in other comprehensive income.

     Net cash used in financing activities of $11.7 million for the three months ended March 28, 2008 was primarily attributable to the repurchase of common stock for $11.8 million, offset by $65 thousand of proceeds received upon the exercise of employee stock options and a $23 thousand income tax benefit from employee stock option exercises. Net cash provided by financing activities was $1.1 million for the three months ended March 30, 2007 resulting primarily from the proceeds received upon the exercise of employee stock options.

     As of March 28, 2008, the Company has no lines of credit.

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

Accounting Pronouncements Adopted in Fiscal 2008
.................................................

     Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Refer to Note K to the consolidated financial statements for additional discussion on fair value measurements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. Effective January 1, 2008, the Company has adopted SFAS No. 159 and has elected not to measure any additional financial instruments and other items at fair value.

Recently Issued Accounting Pronouncements Not Yet Adopted
..........................................................

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

     In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions," and FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157." FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No.133" ("SFAS 161") which establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Management is evaluating the impact the adoption of this standard will have on the Company's consolidated financial statements.

Forward-Looking Statements
...........................

     The information set forth in this Report (and other reports issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in the Company's Annual Report on Form 10K for the year ended December 31, 2007. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, the Company cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ..........................................................
            Market Risk
            ...........

     The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on demand deposits with banks, money market funds and auction rate notes and foreign currency exchange rates, generating translation and transaction gains and losses.

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash, cash equivalents and investments, with carrying amounts approximating market value. Assuming March 28, 2008 cash, cash equivalents and investment levels, a one-point change in interest rates would have an approximate $506 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represent a large percentage of total net sales and services. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains included in determining consolidated results of operations were $198 thousand and $21 thousand in the three months ended March 28, 2008 and March 30, 2007, respectively.


     Changes in the Euro and Yen have the largest impact on the Company's operating profits. The Company estimates that a 10% change in foreign exchange rates would not materially impact reported operating profits.

Item 4.   Controls and Procedures
          .......................

Conclusion Regarding the Effectiveness of Disclosure Controls
..............................................................
  and Procedures
  ..............

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

     There were no changes in the Company's internal control over financial reporting during the quarterly period ended March 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 1A.  Risk Factors
          ............

          A description of the risk factors associated with our business is contained in Item 1A, "Risk Factors," of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2008 and incorporated herein by reference. There have been no material changes in the risk factors associated with our business. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2.   Issuer Purchases of Equity Securities
          .....................................

          Effective November 1, 2006, the Company's Board of Directors authorized a stock buy-back program for the repurchase of up to 2,000,000 shares of its common stock. Purchases have occurred and will continue to occur from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof.

          The following table summarizes the Company's purchases of its common stock for the three months ended March 28, 2008:

                      Total                Total number of Maximum Number
                     number of   Average  shares purchased   of shares
                      shares      price      as part of     that may yet
                    purchased    paid per     publicly      be purchased
                  (In thousands)  share    announced plan  under the plan
     Period            (a)         (b)     (In thousands)  (In thousands)
.................. ............. ........ ................ ..............

1/01/08 - 1/25/08      205       $25.88         197             754
1/26/08 - 2/29/08      244       $25.97         244             510
3/01/08 - 3/28/08        5       $25.42           5             505
.................. ............. ........ ................ ..............
Total                  454       $25.95         446             505

       (a) Includes 8 thousand shares repurchased to satisfy employee minimum tax withholding obligations upon vesting of restricted stock granted to employees under the Company's equity compensation plans.

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


DATED:     May 6, 2008

                                        EXCEL TECHNOLOGY, INC.

                                        By:  /s/ Alice Varisano
                                             ...........................
                                             Alice Varisano,
                                             Chief Financial Officer

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


EXHIBIT 11

COMPUTATION OF NET INCOME PER SHARE
(In thousands, except per share data)(Unaudited)


                                    BASIC                 DILUTED
                              ....................   ...................
                              Three Months Ended     Three Months Ended
                              ....................   ...................
                              March 28,  March 30,   March 28,  March 30,
                                2008       2007        2008       2007
                              .........  .........   .........  ........
Net income                    $   4,327  $   4,655   $   4,327  $  4,655
                              .........  .........   .........  ........
                              .........  .........   .........  ........
Weighted average common
  shares outstanding             11,011     12,107      11,011    12,107

Weighted average common share
  equivalents outstanding:
    Stock options and
      restricted stock                0          0         211       302
                              .........  .........   .........  ........
 Weighted average common shares
  and common share equivalents
  outstanding                    11,011     12,107      11,222    12,409
                              .........  .........   .........  ........
                              .........  .........   .........  ........
Net income per share          $    0.39  $    0.38   $    0.39  $   0.38
                              .........  .........   .........  ........
                              .........  .........   .........  ........

     For the three months ended March 28, 2008 and March 30, 2007, there were 185 thousand and 145 thousand,respectively, stock options outstanding that are antidilutive and are not included in the above income per share calculations.





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

Dated:  May 6, 2008



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

Dated:  May 6, 2008



                                          By:  /s/ Alice Varisano
                                               ..........................
                                               Alice Varisano,
                                               Chief Financial Officer





EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT


I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended March 28, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May 6, 2008



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




























EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT


  I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended March 28, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May 6, 2008



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