Form 10-Q
period 2008-06-27
EXCEL TECHNOLOGY INC
filed 2008-08-05
CIK 873603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                      .............................

                                FORM 10-Q
                      .............................

     (Mark One)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 27, 2008

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

                        Yes [ X ]      No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer  [   ]    Accelerated filer [ X ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)

                    Smaller reporting company [   ]


Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

The number of shares outstanding of registrant's common stock, par value $.001 on August 1, 2008 was 10,866,561.


CONTENTS

PART I.   FINANCIAL INFORMATION

                                                                     Page
Item 1.  Consolidated Financial Statements:
         ..................................

         Consolidated Balance Sheets as of June 27, 2008 (unaudited)
         and December 31, 2007                                         3

         Consolidated Statements of Income (unaudited) for the Three
         Months Ended June 27, 2008 and June 29, 2007                  4

         Consolidated Statements of Income (unaudited) for the Six
         Months Ended June 27, 2008 and June 29, 2007                  5

         Consolidated Statements of Cash Flows (unaudited) for the
         Six Months Ended June 27, 2008 and June 29, 2007              6

         Notes to Consolidated Financial Statements (unaudited)        7

Item 2.  Management's Discussion and Analysis of Financial
         .................................................
           Condition and Results of Operations                        16
           ...................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   21
         ..........................................................

Item 4.  Controls and Procedures                                      22
          .......................

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            22
         ................

Item 1A. Risk Factors                                                 22
         ............

Item 2.  Issuer Purchases of Equity Securities                        23
         .....................................

Item 3.  Defaults Upon Senior Securities                              23
         ...............................


Item 4.  Submission of Matters to a Vote of Security-Holders          23
         ...................................................

Item 5.  Other Information                                            23
         .................

Item 6.  Exhibits                                                     23
         ........

         Exhibits - (11) Computation of net income per share          26
                    (31) Certifications Pursuant to Section 302 of
                         the Sarbanes-Oxley Act of 2002               27
                    (32) Certifications Pursuant to Section 906 of
                         the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                         Section 1350                                 29


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         ..................................

                       CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share amounts)

                                             June 27, 2008  Dec. 31, 2007
                                             .............  .............
                                              (Unaudited)
Assets
.......
Current assets:
  Cash and cash equivalents                     $   25,839       $  9,981
  Investments                                            0         47,550
  Accounts receivable, less allowance for
   doubtful accounts of $1,139 and $833 in 2008
   and 2007, respectively                           26,493         24,008
  Inventories                                       35,793         33,792
  Deferred income taxes, net                         2,470          2,518
  Other current assets                               1,371          1,544
  Income taxes receivable                                0          2,155
                                                ..........      .........
      Total current assets                          91,966        121,548
                                                ..........      .........

Investments                                         29,602              0
Property, plant and equipment                       24,116         24,679
Other assets                                         1,933          1,925
Goodwill                                            32,774         32,380
                                                ..........      .........

Total Assets                                    $  180,391      $ 180,532
                                                ..........      .........
                                                ..........      .........



Liabilities and Stockholders' Equity
.....................................
Current liabilities:
  Accounts payable                              $    6,438      $   5,090
  Accrued expenses and other current liabilities     8,183          7,116
  Income taxes payable                               2,972          1,543
                                                ..........      .........

      Total current liabilities                     17,593         13,749
                                                ..........      .........


Deferred income taxes, net                           2,451          3,533
Accrued deferred compensation                        1,549          1,535
Minority interest in subsidiary                        150            128

Stockholders' equity:
  Preferred stock, par value $.001 per share:
    2,000 shares authorized, none issued                 0              0
  Common stock, par value $.001 per share:
    20,000 shares authorized, 10,861 and 11,280
    shares issued and outstanding in 2008
    and 2007, respectively                              11             11
  Additional paid-in capital                        16,130         27,361
  Retained earnings                                138,270        129,334
  Accumulated other comprehensive income             4,237          4,881
                                                ..........      .........
      Total stockholders' equity                   158,648        161,587
                                                ..........      .........
Total Liabilities and Stockholders' Equity      $  180,391      $ 180,532
                                                ..........      .........
                                                ..........      .........

See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF INCOME
      (Unaudited and in thousands, except income per share amounts)

                                                      Three Months Ended
                                                     ....................
                                                      June 27,   June 29,
                                                        2008       2007
                                                     .........  .........
Net sales and services                               $  40,705  $  40,532
Cost of sales and services                              22,092     22,470
                                                     .........  .........
Gross profit                                            18,613     18,062
Operating expenses:
  Selling and marketing                                  5,167      4,619
  General and administrative                             3,823      3,944
  Research and development                               3,787      3,783
                                                     .........  .........
       Total operating expenses                         12,777     12,346
                                                     .........  .........
Income from operations                                   5,836      5,716

Non-operating income (expense):
  Interest income, net                                     418        843
  Minority interest                                       (29)       (59)
  Foreign currency gains and other, net                     39         41
                                                     .........  .........

Income before provision for income taxes                 6,264      6,541

Provision for income taxes                               1,655      2,028
                                                     .........  .........
Net income                                           $   4,609  $   4,513
                                                     .........  .........
                                                     .........  .........
  Basic income per common share                          $0.42      $0.37
                                                     .........  .........
                                                     .........  .........
  Basic weighted average common shares outstanding      10,859     12,063
                                                     .........  .........
                                                     .........  .........
  Diluted income per common share                        $0.42      $0.37
                                                     .........  .........
                                                     .........  .........
  Diluted weighted average common and
   common equivalent shares outstanding                11,031     12,352
                                                     .........  .........
                                                     .........  .........

See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited and in thousands, except income per share amounts)

                                                       Six Months Ended
                                                     ....................
                                                      June 27,  June 29,
                                                        2008      2007
                                                     .........  .........
Net sales and services                               $  80,039  $  81,473
Cost of sales and services                              44,328     45,570
                                                     .........  .........
Gross profit                                            35,711     35,903
Operating expenses:
  Selling and marketing                                  9,934      8,946
  General and administrative                             7,497      8,118
  Research and development                               7,673      7,609
                                                     .........  .........


      Total operating expenses                          25,104     24,673
                                                     .........  .........


Income from operations                                  10,607     11,230

Non-operating income (expense):
  Interest income, net                                   1,051      1,624
  Minority interest                                       (22)       (58)
  Foreign currency gains and other, net                    295        138
                                                     .........  .........


Income before provision for income taxes                11,931     12,934

Provision for income taxes                               2,995      3,766
                                                     .........  .........
Net income                                           $   8,936  $   9,168
                                                     .........  .........
                                                     .........  .........

  Basic income per common share                          $0.82      $0.76
                                                     .........  .........
                                                     .........  .........

  Basic weighted average common shares outstanding      10,934     12,085
                                                     .........  .........
                                                     .........  .........
  Diluted income per common share                        $0.80      $0.74
                                                     .........  .........
                                                     .........  .........
  Diluted weighted average common and
    common equivalent shares outstanding                11,125     12,380
                                                     .........  .........
                                                     .........  .........

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and in thousands)

                                                       Six Months Ended
                                                     ....................
                                                      June 27,  June 29,
                                                        2008      2007
                                                     .........  .........
Operating activities:
  Net income                                         $   8,936  $   9,168
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest                                     22         58
      Depreciation and amortization                      1,266      1,338
      Stock-based compensation expense                     466      1,642
      Tax benefit from employee stock option exercises    (23)      (498)
      Provision for doubtful accounts                      310         36
      Deferred income taxes                            (1,035)      (229)

      Changes in operating assets and liabilities:
        Accounts receivable                            (2,167)    (3,591)
        Inventories                                    (1,264)      (123)
        Other current assets                             2,359      (260)
        Other assets                                     (490)    (1,264)
        Accounts payable                                 1,273        144
        Accrued expenses, other current
          liabilities and income taxes payable           2,501      (626)
        Accrued deferred compensation                       14          0
                                                     .........  .........
              Net cash provided by
                operating activities                    12,168      5,795
                                                     .........  .........
Investing activities:
  Proceeds from investment redemptions,
    net of purchases                                    15,965      (730)
  Purchases of property, plant and equipment             (789)      (860)
                                                     .........  .........
              Net cash provided by (used in)
                investing activities                    15,176    (1,590)
                                                     .........  .........
Financing activities:
  Proceeds from exercise of common stock options            72      1,209
  Repurchases of common stock                         (11,782)    (8,067)
  Stock-based compensation excess tax benefit               23        498
                                                     .........  .........

              Net cash used in financing activities   (11,687)    (6,360)
                                                     .........  .........

Effect of exchange rate changes on cash
  and cash equivalents                                     201       (21)
                                                     .........  .........

Net increase (decrease) in cash and cash equivalents    15,858    (2,176)

Cash and cash equivalents - beginning of period          9,981      9,903
                                                     .........  .........

Cash and cash equivalents - end of period            $  25,839  $   7,727
                                                     .........  .........
                                                     .........  .........

Supplemental cash flow information:
Cash paid for:
  Interest                                           $       0  $       0
  Income taxes                                       $     366  $   3,772


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

     The consolidated balance sheet as of June 27, 2008, the consolidated statements of income for the three and six months ended June 27, 2008 and June 29, 2007 and the consolidated statements of cash flows for the six months ended June 27, 2008 and June 29, 2007 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which included only normal recurring adjustments) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 27, 2008 and for all periods presented.

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

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2007. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. Results of operations for the period ended June 27, 2008 are not necessarily indicative of the operating results to be expected for future interim periods or the full year ending December 31, 2008.

     The Company's quarterly closing dates end on the Friday prior and closest to or on the last day of each calendar quarter. The Company's fiscal year always ends on December 31st.

B.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     ......................................

     The Company's stock-based employee compensation plans are described more fully below. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123 (R)"), using the modified prospective transition method. Under that transition method, compensation expense recognized for the three and six months ended June 27, 2008 and June 29, 2007 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123. The fair value of the options was determined at the date of grant using the Black-Scholes option pricing model and is being amortized to expense over the options' vesting periods. Stock based compensation expense for an award with only service conditions that has a graded vesting schedule is recognized on a straight-line basis over the requisite service period for the entire award, with such amount recognized at any date at least equaling the portion of the grant date fair value of the award that is vested at that date. Stock based compensation expense for an award that includes a performance condition that has a graded vesting schedule is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

     There were no restricted stock grants during the three months ended June 27, 2008 and 40 thousand shares of restricted stock granted during the six months ended June 27, 2008, 6 thousand of which had vested as of June 27, 2008. There were no restricted stock grants during the three months ended June 29, 2007 and 125 thousand shares of restricted stock granted during the six months ended June 29, 2007.

     During the six months ended June 27, 2008, 23 thousand restricted shares from a prior year grant vested and were issued to employees, of which 8 thousand shares were surrendered to the Company to fulfill the employee's minimum statutory tax withholding obligations of $218 thousand for the applicable income. The 8 thousand acquired shares were retired. These net share settlements had no impact on the amount of compensation cost recognized in respect of these awards.

     There were no stock option grants during the three or six months ended June 27, 2008 and June 29, 2007.

     The following table illustrates the stock based compensation expense recorded in the consolidated statements of income for the three and six months ended June 27, 2008 and June 29, 2007 and the impact on the Company's income before provision for income taxes, net income and income per share (In thousands, except per share data).


                                             Three months   Three months
                                                ended           ended
                                             June 27, 2008  June 29, 2007
                                             .............  .............
Stock based compensation expense:
     Stock options                                $    4        $    17
     Restricted stock                             $  229        $   834

Impact on income before provision
 for income taxes                                 $  233        $   851
Impact on net income                              $  151        $   593
Impact on basic income per common share           $ 0.01        $  0.05
Impact on diluted income per common share         $ 0.01        $  0.05

                                              Six months     Six months
                                                 ended          ended
                                             June 27, 2008  June 29, 2007
                                             .............  .............
Stock based compensation expense:
     Stock options                                $    8        $    34
     Restricted stock                             $  458        $ 1,608

Impact on income before provision for
 income taxes                                     $  466        $ 1,642
Impact on net income                              $  301        $ 1,174
Impact on basic income per common share           $ 0.03        $  0.10
Impact on diluted income per common share         $ 0.03        $  0.09

     The actual income tax benefit realized for the tax deductions from stock option exercises for the six months ended June 27, 2008 and June 29, 2007 was $23 thousand and $488 thousand, respectively.

     There was a $165 thousand net tax benefit recognized related to the compensation expense for share-based payment arrangements for the six months ended June 27, 2008, resulting in a $165 thousand deferred tax asset at June 27, 2008. There was a $468 thousand tax benefit recognized related to the compensation expense for share-based payment arrangements for the six months ended June 29, 2007, of which $269 thousand related to restricted stock that vested, resulting in a $229 thousand deferred tax asset at June 29, 2007. The excess tax benefit associated with vested restricted stock was $10 thousand for the six months ended June 29, 2007. There was no tax benefit recognized related to the $8 thousand and $34 thousand of compensation expense for stock options for the six months ended June 27, 2008 and June 29, 2007, respectively, as all the related options were incentive stock options and the tax benefit associated with disqualified incentive stock options is recognized by the Company only after such incentive stock options are exercised and disqualified.

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

     In 1998, the Company adopted a stock option plan (the "1998 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors, and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The exercise price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 1998 Plan, which terminated on April 8, 2008, may be exercisable for a period up to ten years. Through June 27, 2008, all options granted to employees under the 1998 Plan have exercise prices equal to the market value of the stock on the date of grant, vest ratably over three or five years, and expire either five or ten years from the date of grant. As of June 27, 2008, options for the purchase of 20,692 shares were available for future grant under the 1998 Plan.

     In 2004, the Company adopted a stock option plan (the "2004 Plan") which provides for the granting of incentive stock options and non-incentive stock options to certain key employees, including officers and directors of the Company and consultants to purchase an aggregate of 1,000,000 shares of common stock at prices and terms determined by the Board of Directors. The option price per share of incentive stock options must be at least 100% of the market value of the stock on the date of the grant, except in the case of shareholders owning more than 10% of the outstanding shares of common stock, the option price must be at least 110% of the market value on the date of the grant, and for non-incentive stock options such price may be less than 100% of the market value of the stock on the date of grant. Options granted under the 2004 Plan, which terminates on February 23, 2014, may be exercisable for a period up to ten years. Through June 27, 2008, all options granted to employees under the 2004 Plan have exercise prices equal to the market value of the stock on the date of grant, vest immediately, and expire ten years from the date of grant. Although there were 445,000 shares of common stock available for issuance under the 2004 Plan, when the 2006 option plan discussed below was approved, the Company agreed to discontinue granting options under the 2004 Plan.

     In 2006, the Company adopted a stock option / stock issuance plan (the "2006 Plan"), which provides for an aggregate of up to 750,000 shares of common stock, which may be directly issued to eligible participants, granted as incentive stock options to employees of the Company or granted as non-statutory stock options to employees, including officers and directors of the Company, as well as to certain advisors and consultants. Shares of common stock issued under the 2006 Plan may, in the discretion of the Company's Compensation Committee ("the Committee"), be fully and immediately vested upon issuance or may vest in one or more installments over the participant's period of service and / or upon attainment of specified performance objectives. Recipients of common stock under the stock issuance program have full stockholder rights with respect to those shares, whether or not their interest in those shares is vested. The exercise price for the common stock underlying the options is determined by the Committee, but in no event shall it be less than 100% of the fair market value of the Company's common stock on the date the option is granted (110% in the case of incentive stock options granted to optionees who own more than 10% of the voting power of all classes of stock of the Company). No option granted under the 2006 Plan may be exercised after the expiration of the option, which may not, in any case, exceed ten years from the date of grant (five years in the case of incentive options granted to persons who own more than 10% of the voting power of all classes of the stock of the Company). Options granted under the 2006 Plan are exercisable on such basis as determined by the Committee, and become fully exercisable upon the sale or merger of the Company, as defined in the 2006 Plan. As of June 27, 2008, no options were granted and 165 thousand restricted common shares were awarded under the 2006 Plan.

     The following table summarizes activity related to the Company's stock option / stock issuance plans during the six months ended June 27, 2008:

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

Outstanding at
 December 31, 2007    42           1,139   $ 22.18

Granted               40               0   $     0

Options exercised/
 restricted stock
 vested             (29)             (6)   $ 12.05
Cancelled              0               0   $     0
                  .......... ...........
Outstanding at
 June 27, 2008        53           1,133   $ 22.23      4.79      $ 2,630
                  .......... ...........
                  .......... ...........
Shares/Options
 not vested
 at June 27, 2008     53               1   $ 29.70      5.74      $     0
Vested and
 exercisable
 at June 27, 2008      0           1,132   $ 22.22      4.79      $ 2,630

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing common stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 27, 2008. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for the three months ended June 27, 2008 and for the three months ended June 29, 2007 was $18 thousand and $1.3 million, respectively. Total intrinsic value of options exercised for the six months ended June 27, 2008 and June 29, 2007 was $82 thousand and $1.8 million, respectively.

     As of June 27, 2008, there was $8 thousand of unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of less than one year and $1.1 million of unrecognized stock-based compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of approximately 2 years.

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

C.   INVENTORIES
     ...........

     Inventories are recorded at the lower of cost, on a first-in, first
out basis, or market value.   Inventories consist of the following (in
thousands):

                                       June 27, 2008  December 31, 2007
                                       .............  .................
         Raw Materials                   $    17,532        $    18,421
         Work-in-Process                       9,395              8,206
         Finished Goods                        5,888              5,064
         Consigned Inventory                   2,978              2,101
                                         ...........        ...........
                                         $    35,793        $    33,792
                                         ...........        ...........
                                         ...........        ...........

D.   COMPREHENSIVE INCOME
     ....................

     Comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized losses on investments. The differences between net income and comprehensive income were as follows (in thousands):

                                             Three months   Three months
                                                 ended          ended
                                             June 27, 2008  June 29, 2007
                                             .............  .............
   Net Income                                $       4,609   $      4,513
   Foreign Currency Translation Adjustment           (417)             83
   Unrealized Losses on Investments                (1,803)              0
                                             .............  .............
        Total Other Comprehensive Income           (2,220)             83
   Comprehensive Income                      $       2,389  $       4,596
                                             .............  .............
                                             .............  .............

                                               Six months    Six months
                                                 ended          ended
                                             June 27, 2008  June 29, 2007
                                             .............  .............

   Net Income                                $       8,936  $       9,168
   Foreign Currency Translation Adjustment           1,339            401
   Unrealized Losses on Investments                (1,983)              0
                                             .............  .............
        Total Other Comprehensive Income             (644)            401
   Comprehensive Income                      $       8,292  $       9,569
                                             .............  .............
                                             .............  .............

     A rollforward of the amounts included in accumulated other comprehensive income, net of taxes is shown below (in thousands):

     Balance at December 31, 2007                $   4,881
     Foreign Currency Translation Adjustment         1,339
     Unrealized Losses on Investments              (1,983)
                                             .............
     Balance at June 27, 2008                    $   4,237
                                             .............
                                             .............

E.   ACCRUED WARRANTY COSTS
     ......................

     Quarterly, the Company analyzes its warranty liability for reasonableness based upon a five-year history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

     Changes in the warranty liability during the six-month period ended June 27, 2008 were as follows (In thousands):

     Balance at December 31, 2007                 $    846
       Provisions for warranties during the six-
         months ended June 27, 2008                    380
       Costs of warranty obligations during the
         six-months ended June 27, 2008              (315)
                                                  ........
     Balance at June 27, 2008                     $    911
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

G.   INVESTMENTS
     ...........

     As of June 27, 2008, the Company had $29.6 million of auction rate notes, which are classified as long-term assets. These auction rate notes are student loans backed by the federal government and are privately insured. Current capital market conditions have impacted the Company's ability to liquidate certain auction-rate securities.
Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. In recent months, certain auctions have not had sufficient bidders to allow investors to complete a sale of some auction-rate securities. Due to the uncertainty in the market as to when these auction rate notes will be refinanced or the auctions will resume the Company has classified them as long-term assets and recorded an unrealized loss on these investments of $2.0 million. See Note L for further discussion.

H.   GOODWILL
     ........

     The change in the goodwill balance during the six months ended June 27, 2008 is attributable to changes in foreign currency exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.

I.   TREASURY STOCK
     ..............

     Effective November 1, 2006, the Company's Board of Directors authorized a stock buy-back program for the repurchase of up to 2,000,000 shares of its common stock. Purchases have occurred and will continue to occur from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. During the six months ended June 27, 2008, the Company repurchased 445,788 shares of common stock for $11.6 million. As of June 27, 2008, the Company had repurchased 1,494,656 shares of common stock under the program as treasury stock and all of its treasury stock had been retired.

J.   DEFERRED COMPENSATION
     .....................

     The Company has a deferred compensation plan whereby certain compensation earned by a participant can be deferred and, if funded, the related assets are placed in an employee benefit trust, also known as a "rabbi trust." Under the deferred compensation plan, the participant may choose from several investment designations. At June 27, 2008, the Company had $1.5 million of accrued deferred compensation, which was funded and the related assets are included in non-current assets on the balance sheet.

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

     The aggregate amount of unrecognized tax benefits included in liabilities was as follows (in thousands):

     Balance at December 31, 2007        $  1,531
       Gross increase related to tax
         positions taken prior to 2008          3
       Decrease from settlements with
         taxing authorities                 (426)
                                         ........
     Balance at June 27, 2008            $  1,108
                                         ........
                                         ........

     As of June 27, 2008, there were no significant changes to the Company's unrecognized income tax benefit which was recorded as of January 1, 2008, except a reduction of $426 thousand, including the related accrued interest, for a settlement with taxing authorities.

     All unrecognized tax benefits, if recognized, would affect the effective tax rate. The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At June 27, 2008 and December 31, 2007, accrued interest on uncertain tax positions was approximately $167 thousand and $205 thousand, respectively.

     Interest expense recognized in the statement of income related to liabilities for unrecognized tax benefits for the three and six months ended June 27, 2008 was $1 thousand and $3 thousand, respectively.

     Interest expense related to income tax liabilities recognized in accordance with the provisions of FIN 48 is included in income tax expense, consistent with the Company's historical policy.

     With a few exceptions, the Company is no longer subject to federal, state or local income tax audits by taxing authorities for years before 2004. The most significant jurisdictions in which the Company is required to file income tax returns include the states of California, Massachusetts and New York. As of June 27, 2008, the Company has completed its Internal Revenue Service audit for the tax years ended December 31, 2005 and 2006, and other state and local audits; the results of which are reflected in the income tax expense in 2008.

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

     Effective January 1, 2008, the Company adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination.

     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs in which little or no market data exists therefore requiring a Company to develop its own assumptions to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

     As of June 27, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets are auction rate notes and are measured at fair value using quoted market prices of the same or similar assets and are classified within Level 2 of the valuation hierarchy. The fair value of auction rate notes held by the Company on June 27, 2008 has been established at $29.6 million and has been reflected in the Company's consolidated financial statements as non-current investments. The unrealized losses, net of taxes of $2.0 million are included in other comprehensive income.

     The following table provides the assets carried at fair value measured on a recurring basis as of June 27, 2008 (in millions):

                         Fair Value Measurements at June 27, 2008 Using
                        .................................................
                                   Observable
                                  inputs such
                         Total     as quoted   Significant
                         Fair      prices in     other      Significant
                        Value at    active     observable   unobservable
                        June 27,   markets      inputs       inputs
                         2008      (Level 1)    (Level 2)    (Level 3)
                        .................................................

     Auction rate notes  $ 29.6         0         $ 29.6          0


M.   SUBSEQUENT EVENT
     ................

     On July 9, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with GSI Group, Inc., a New Brunswick corporation ("GSI"), and Eagle Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of GSI ("Purchaser"). Pursuant to the Merger Agreement, Purchaser will commence a tender offer to purchase all of the outstanding shares of common stock of the Company at a price of $32 per share.

     The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 on a Current Report on Form 8-K on July 11, 2008.

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

Subsequent Event
.................

     On July 9, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with GSI Group, Inc., a New Brunswick corporation ("GSI"), and Eagle Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of GSI ("Purchaser"). Pursuant to the Merger Agreement, Purchaser will commence a tender offer to purchase all of the outstanding shares of common stock of the Company at a price of $32 per share.

     The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 on a Current Report on Form 8-K on July 11, 2008.

Results of Operations
......................

     Net sales and services for the quarter ended June 27, 2008 increased $173 thousand, or 0.4% to $40.7 million from $40.5 million for the quarter ended June 29, 2007. The increase for the quarters in comparison is attributable to increased CO2 laser, scanner, high energy solid state pulsed laser, marking and engraving system, optical product and light and color instrument sales partially offset by decreased high-power solid state laser sales. For the six months ended June 27, 2008, net sales and services were $80.0 million, a decrease of $1.4 million or 1.8% from $81.5 million for the six months ended June 29, 2007. The decrease for the six months in comparison is primarily attributable to decreased high-power solid state laser, marking and engraving system, optical product and scanner sales partially offset by CO2 laser, light and color instrument and high energy solid state pulsed laser sales.

     Gross margins increased to 45.7% for the three months ended June 27, 2008 from 44.6% for the three months ended June 29, 2007. For the six months ended June 27, 2008, gross margins increased to 44.6% from 44.1% in the six months ended June 29, 2007. The increases are primarily due to the product mix as gross margins vary among the numerous Company product configurations. Gross margins also increased due to higher distributor sales in the 2007 periods, which had lower gross margins than direct sales.

     Selling and marketing expenses increased to $5.2 million in the quarter ended June 27, 2008 from $4.6 million in the quarter ended June 29, 2007. The increase of $548 thousand or 11.8% is primarily attributable to an investment in fixed and variable costs associated with increasing our sales force. Selling and marketing expenses as a percentage of sales increased to 12.7% for the quarter ended June 27, 2008 from 11.4% for the quarter ended June 29, 2007. The increase as a percentage of sales is essentially attributable to higher fixed costs being absorbed by comparable sales volumes. Selling and marketing expenses increased $988 thousand, or 11.0% to $9.9 million for the six months ended June 27, 2008 from $8.9 million for the six months ended June 29, 2007. Selling and marketing expenses as a percentage of sales increased to 12.4% for the six months ended June 27, 2008 from 11.0% for the comparable period in the prior year. The increases as a percentage of sales are essentially attributable to increased fixed costs associated with an increased sales force. In addition, decreased sales by distributors as contrasted to direct sales resulted in higher variable costs.

     General and administrative expenses decreased $121 thousand or 3.1% from $3.9 million in the quarter ended June 29, 2007 to $3.8 million in the quarter ended June 27, 2008. For the six months ended June 27, 2008, general and administrative expenses were $7.5 million, a decrease of $621 thousand or 7.7% over the $8.1 million for the quarter ended June 29, 2007. The decreases are primarily attributable to decreases in stock-based compensation expense in 2008 of $618 thousand and $1.2 million, respectively.

     Research and development costs were $3.8 million for both quarters ended June 27, 2008 and June 29, 2007. For the six months ended June 27, 2008, research and development costs increased $64 thousand or 0.8% to $7.7 million from $7.6 million in 2007. The marginal increases in research and development costs were primarily attributable to increased investments throughout our product lines.

     Interest income, net decreased $425 thousand to $418 thousand in the quarter ended June 27, 2008 from $843 thousand in the same period of 2007 and $573 thousand to $1.1 million in the six months ended June 27, 2008 from $1.6 million in the same period of 2007. The decreases are primarily due to lower interest rates in 2008 and also the Company's use of cash to buy back shares, reducing the investing cash balance and the earned interest income.

     Foreign currency gains and other income, net was $39 thousand for the quarter ended June 27, 2008 as compared to $41 thousand for the quarter ended June 29, 2007, which included foreign currency transaction gains of $50 thousand and $25 thousand, respectively. Foreign currency gains and other income, net was $295 thousand for the six months ended June 27, 2008 as compared to $138 thousand for the six months ended June 29, 2007. This is primarily attributable to the recording of $248 thousand and $46 thousand of foreign currency transaction gains in 2008 and 2007, respectively, principally at Excel Europe and Japan for the settlement of payables due in U.S. dollars for the purchase of inventories from the Company's U.S. subsidiaries, as a result of the decline in the value of the U.S. dollar against the Euro and Japanese Yen.

     The provision for income taxes decreased $373 thousand or 18.4% from $2.0 million in the quarter ended June 29, 2007 to $1.7 million for the current quarter ended June 27, 2008. The provision for income taxes decreased $771 thousand or 20.5% to $3.0 million for the six months ended June 27, 2008 from $3.8 million for the six months ended June 29, 2007. The effective tax rate was 26.4% for the quarter ended June 27, 2008 and 25.1% for the six months ended June 27, 2008 compared to 28.1% for the year ended December 31, 2007. In 2008, the effective tax rate was lower due to settlements with taxing authorities.

Liquidity and Capital Resources
................................

Cash Flow Overview

     Cash, cash equivalents and investments decreased $2.1 million during the six months ended June 27, 2008 to $55.4 million. The decrease was primarily due to $11.8 million used for the repurchase of common shares and net cash used for capital expenditures of $789 thousand partially offset by the net cash provided by operating activities of $12.2 million and proceeds from the exercise of common stock options of $72 thousand. The Company also experienced a favorable foreign exchange effect on cash of $201 thousand in 2008. As of June 27, 2008 the Company had no bank debt.

     At June 27, 2008, the Company had working capital of $74.4 million, including cash and cash equivalents of $25.8 million, compared to working capital of $107.8 million, including cash and investments of $57.5 million, at December 31, 2007. Working capital decreased by $33.4 million during the six months ended June 27, 2008 primarily because auction rate notes were classified as long-term investments at June 27, 2008 whereas they were classified as short-term investments at December 31, 2007.

     Net cash provided by operating activities was $12.2 million for the six months ended June 27, 2008 and $5.8 million for the six months ended June 29, 2007, which were primarily attributable to net income plus depreciation and amortization expenses, and net changes in working capital items. Depreciation and amortization for the six months ended June 27, 2008 was $1.3 million. Accounts receivable at June 27, 2008 of $26.5 million increased $2.5 million from December 31, 2007 primarily due to increased sales and the timing of the shipments in the second quarter of 2008 compared to the fourth quarter of 2007. Inventory at June 27, 2008 of $35.8 million increased $2.0 million from December 31, 2007 primarily due to increased projected sales volume for the third quarter of 2008 compared to the first quarter of 2008.

     Net cash provided by investing activities of $15.2 million was attributable to the net redemptions of auction rate notes for $16.0 million offset by purchases of equipment for $789 thousand for the six months ended June 27, 2008. Net cash used in investing activities of $1.6 million was attributable to the purchase of auction rate notes for $730 thousand and equipment for $860 thousand for the six months ended June 29, 2007. The fair value of auction rate notes held by the Company on June 27, 2008 has been established at $29.6 million and has been reflected in the Company's consolidated financial statements as non-current investments. The unrealized losses, net of taxes of $2.0 million are included in other comprehensive income.

     Net cash used in financing activities of $11.7 million for the six months ended June 27, 2008 was primarily attributable to the repurchase of common stock for $11.8 million, offset by $72 thousand of proceeds received upon the exercise of employee stock options and a $23 thousand income tax benefit from employee stock option exercises. Net cash used in financing activities of $6.4 million for the six months ended June 29, 2007 was primarily attributable to the repurchase of common stock for $8.1 million, offset by $1.2 million of proceeds received upon the exercise of employee stock options and a $498 thousand income tax benefit from employee stock option exercises.

     As of June 27, 2008, the Company has no lines of credit.

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

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162") which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management believes that adoption of this standard will not have any impact on the Company's consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS 163"). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities.
 Management believes that adoption of this standard will not have any impact on the Company's consolidated financial statements.

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

Interest Rates
...............

     The Company manages its cash and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolios consist primarily of cash, cash equivalents and investments, with carrying amounts approximating market value. Assuming June 27, 2008 cash, cash equivalents and investment levels, a one-point change in interest rates would have an approximate $554 thousand impact on the annual interest income of the Company.

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

     The Company's net sales and services to foreign customers represent a large percentage of total net sales and services. The Company expects net sales and services to foreign customers will continue to represent a large percentage of its total net sales and services. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains included in determining consolidated results of operations were $248 thousand and $46 thousand in the six months ended June 27, 2008 and June 29, 2007, respectively.

     Changes in the Euro and Yen have the largest impact on the Company's operating profits. The Company estimates that a 10% change in foreign exchange rates would not materially impact reported operating profits.

Item 4.   Controls and Procedures
          .......................

Conclusion Regarding the Effectiveness of Disclosure Controls and
..................................................................
  Procedures
  ..........

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

     There were no changes in the Company's internal control over financial reporting during the quarterly period ended June 27, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     The following table summarizes the Company's purchases of its common stock for the three months ended June 27, 2008:

                                          Total number of  Maximum Number
                      Total               shares purchased   of shares
                    number of    Average     as part of     that may yet
                      shares      price       publicly      be purchased
                    purchased    paid per announced plan  under the plan
     Period      (In thousands)   share    (In thousands)  (In thousands)
.................. ............. ......... ................ ..............

3/29/08 - 4/25/08       0            0            0              505
4/26/08 - 5/30/08       0            0            0              505
5/31/08 - 6/27/08       0            0            0              505
Total                   0            0            0              505

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


DATED:  August 5, 2008

  EXCEL TECHNOLOGY, INC.

  By:  /s/ Alice Varisano
          ................................
          Alice Varisano,
          Chief Financial Officer

  By:  /s/ Antoine Dominic
          ................................
          Antoine Dominic, President,
          Chief Executive Officer and
          Chief Operating Officer


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











EXHIBIT 11

COMPUTATION OF NET INCOME PER SHARE
(In thousands, except per share data)(Unaudited)

                                          BASIC              DILUTED
                                   ..................  ..................
                                   Three Months Ended  Three Months Ended
                                   ..................  ..................
                                    June 27, June 29,   June 27, June 29,
                                      2008     2007       2008     2007
                                   ......... ........  ......... ........
 Net income                        $   4,609 $  4,513  $   4,609 $  4,513
                                   ......... ........  ......... ........
                                   ......... ........  ......... ........

Weighted average common
  shares outstanding                  10,859   12,063     10,859   12,063

Weighted average common
 share equivalents outstanding:
   Stock options and restricted stock      0        0        172      289
                                   ......... ........  ......... ........

Weighted average common shares
 and common share equivalents
 outstanding                          10,859   12,063     11,031   12,352
                                   ......... ........  ......... ........
                                   ......... ........  ......... ........

Net income per share               $    0.42 $   0.37  $    0.42 $   0.37
                                   ......... ........  ......... ........
                                   ......... ........  ......... ........


                                    Six Months Ended    Six Months Ended
                                   ..................  ..................
                                    June 27, June 29,   June 27, June 29,
                                      2008     2007       2008     2007
                                   ......... ........  ......... ........

Net income                         $   8,936 $  9,168  $   8,936 $  9,168
                                   ......... ........  ......... ........
                                   ......... ........  ......... ........
Weighted average common
  shares outstanding                  10,934   12,085     10,934   12,085
Weighted average common
  share equivalents outstanding:
  Stock options and restricted stock       0        0        191      295
                                   ......... ........  ......... ........
Weighted average common shares
  and common share equivalents
  outstanding                         10,934   12,085     11,125   12,380
                                   ......... ........  ......... ........
                                   ......... ........  ......... ........

Net income per share               $    0.82 $   0.76  $    0.80 $   0.74
                                   ......... ........  ......... ........
                                   ......... ........  ......... ........

For both the three and six months ended June 27, 2008, there were 185 thousand stock options outstanding that are antidilutive and are not included in the above income per share calculations.

For both the three and six months ended June 29, 2007, there were 145 thousand stock options outstanding that are antidilutive and are not included in the above income per share calculations.

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


Dated:  August 5, 2008

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


Dated:  August 5, 2008
                                   By:  /s/ Alice Varisano
                                        .......................
                                        Alice Varisano,
                                        Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT
.................................

     I, Antoine Dominic, Chief Executive Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended June 27, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 5, 2008

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

EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT
.................................

     I, Alice Varisano, Chief Financial Officer of Excel Technology, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge,:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended June 27, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15. U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 5, 2008

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